Form 10QSB
period 2007-09-30
Cox Distributing Inc.
filed 2008-01-03
CIK 1410711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐  TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

Commission file number 333- 145712

COX DISTRIBUTING, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	26-0491904
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Stephen E. Cox Cox Distributing, Inc. PO Box 430 Cokeville, WY 83114 (Address of principal executive offices)

208-317-2500
(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ *   No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,000,000 shares of Common Stock, as of January 2, 2008.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☐    No ☒

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

*Initial Exchange Act filing since Registration Statement was declared effective on November 9, 2007

COX DISTRIBUTING, INC.

 COX DISTRIBUTING, INC.

Balance Sheet

September 30, 2007

(Unaudited)

ASSETS

Current Assets:
Cash	$12,206
Total current assets	12,206

Equipment:
Land	9,732
Building	20,268
Truck	15,000
Operating equipment	29,600
Office equipment	2,000
Total	76,600
Accumulated depreciation	(48,766)
Net	27,834

TOTAL ASSETS	$40,040

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Current liabilities
Accounts payable and accrued expenses	$21,136
Total current liabilities	21,136

Stockholders' Equity:
Preferred stock: $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-
Common stock: $0.001 par value; 74,000,000 shares authorized; 10,000,000 shares issued and outstanding	10,000
Additional paid-in capital	15,150
Accumulated deficit	(6,246)
Total stockholders’ equity	18,904

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$40,040

See accompanying notes to the financial statements.

COX DISTRIBUTING, INC.

Statements of Operations

For the Three Months Ended September 30, 2007 and 2006

(Unaudited)

	2007	2006

Sales	$160,338	$306,012
Cost of sales	123,453	245,520
Gross profit	36,885	60,492

Other expenses:
Delivery expenses	2,893	16,211
Other operating expenses	5,524	15,567
Office	2,522	3,211
Compensation	28,646	34,698
Other	-	3,716
Total	39,585	73,403

Net loss	$(2,700)	$(12,911)

Net loss per common shares -basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	10,000,000	9,100,000

See accompanying notes to the financial statements.

 COX DISTRIBUTING, INC.

Statements of Operations

For the Nine Months Ended September 30, 2007 and 2006

(Unaudited)

	2007	2006

Sales	$562,380	$634,152
Cost of sales	404,541	470,873
Gross profit	157,839	163,279

Other expenses:
Delivery expenses	36,100	49,301
Other operating expenses	15,491	26,483
Office	7,208	6,946
Compensation	105,286	71,678
Other	-	3,716
Total	164,085	158,124

Net income (loss)	$(6,246)	$5,155

Net income (loss) per common share - basic and diluted	$(0.00)	$0.00

Weighted average number of common shares outstanding – basic and diluted	9,406,631	9,100,000

See accompanying notes to the financial statements.

COX DISTRIBUTING, INC.

Statements of Cash Flows

For the Nine Months Ended September 30, 2007 and 2006

(Unaudited)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(6,246)	$5,155
Depreciation	8,103	6,437
Increase in accounts payable and accrued expenses	11,136	-
Net Cash Provided by Operating Activities	12,993	11,592

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(2,300)	(11,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	900	-

NET INCREASE IN CASH	11,593	92

CASH AT BEGINNING OF PERIOD	613	521
CASH AT END OF PERIOD	$12,206	$613

See accompanying notes to financial statements.

COX DISTRIBUTING, INC.

Notes to the Financial Statements

September 30, 2007

(Unaudited)

NOTE 1 – ORGANIZATION AND OPERATIONS

Cox Distributing, Inc. was founded as an unincorporated business in January 1984 and became a C corporation in the state of Nevada on April 6, 2007. The Company is a distributor of organic fertilizer products used to improve soil and growing conditions for the potato farmers of eastern Idaho. These products, which are bio-based rather than petroleum-based, add nutrients to the soil and serve as fungicides so as to increase the size and quality of crops.

The acquisition of Cox Distributing (“Predecessor”) by Cox Distributing, Inc.(“Cox ”) has been accounted for as a reverse acquisition for financial accounting purposes. The reverse merger is deemed a capital transaction and the net assets of Predecessor (the accounting acquirer) are carried forward to Cox (the legal acquirer and the reporting entity) at their carrying value before the combination. The acquisition process utilizes the capital structure of Cox and the assets and liabilities of Predecessor which are recorded at historical cost. The equity of Cox is the historical equity of Predecessor retroactively restated to reflect the number of shares issued by Cox in the transaction.

NOTE 2 - BASIS OF PRESENTATION

The accompanying interim financial statements for the three and nine-month periods ended September 30, 2007 and 2006 are unaudited and include all adjustments (consisting of normal recurring adjustments) considered necessary by management for a fair presentation.  The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year.  These financial statements should be read in conjunction with the information filed as part of the Company’s Registration Statement on Form SB-2 which was declared effective on November 9, 2007.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

NOTE 3 - STOCKHOLDERS’ EQUITY

On June 28, 2007, 900,000 shares of the Company’s common stock were sold to 39 individuals at $.001 per share, including 200,000 shares sold to a director of the Company and 330,000 additional shares to people who are related to the Company’s president.

A summary of activity follows:

				Retained
			Additional	Earnings	Total
	Common Stock		Paid-in	(Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit)	Equity

Balance, December 31, 2006	9,100,000	$9,100	$(9,100)	$24,250	$24,250

Transfer of retained earnings as of incorporation date	-	-	24,250	(24,250)	-

Sale of common stock	900,000	900	-	-	900

Net loss	-	-	-	(6,246)	(6,246)

Balance, September 30, 2007	10,000,000	$10,000	$15,150	$(6,246)	$18,904

All retained earnings prior to the incorporation date have been reclassified to additional paid-in capital. The incorporation date, April 6, 2007, coincides exactly with the start of the Company’s selling season in 2007. There was substantially no activity in 2007 prior to the incorporation date.

Stock Option Plan

Pursuant to a June 30, 2007 Board of Directors approval and subsequent stockholder approval, the Company adopted its 2007 Non-Statutory Stock Option Plan (the “Plan”) whereby it reserved for issuance up to 1,500,000 shares of its common stock to directors, officers, employees, consultants and professionals. The purpose of the Plan is to provide recipients with additional incentives by increasing their ownership interest in the Company.   The Plan provides for the issuance of Non-Statutory Stock Options only, which are not intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code, as amended. The Plan expires in 2017.

No options are outstanding or have been issued under the Plan.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN

OF OPERATION

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Information set forth herein contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may,” “should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. The Company cautions readers that important factors may affect the Company’s actual results and could cause such results to differ materially from forward-looking statements made by or on behalf of the Company.  These factors include the Company’s lack of historically profitable operations, dependence on key personnel, the success of the Company’s business, ability to manage anticipated growth and other factors identified in the Company's filings with the Securities and Exchange Commission, press releases and/or other public communications.

Operations

Cox Distributing, Inc. was founded as an unincorporated business in January 1984 and became a C corporation in the state of Nevada on April 6, 2007. At September 30, 2007, we had one employee, Stephen E. Cox, our founder and president. Mr. Cox devotes fulltime to us.

We are a distributor of organic fertilizer products used to improve soil and growing conditions for the potato farmers of eastern Idaho. These products, which are bio-based rather than petroleum-based, add nutrients to the soil and serve as fungicides intended to increase the size and quality of crops. The nature and size of our business has been relatively unchanged for the past several years. We serve, and only have the resources to serve, a limited geographic area in eastern Idaho. The number of farms in that area is not, and will not, increase and may decrease if family farms are consolidated into larger agricultural businesses. However, we are now seeing an increase in the demand of our customers in eastern Idaho for organic fungicides. This increase in demand, which comes from farms and small distributors,  is likely to result in increasing sales levels. However, our gross margin for organic fungicide products is less than on other products, in part because the customers include distributors that need a price that permits them to make a profit when they sell to their customers, meaning that our profitability is unlikely to increase at the same level as revenue increase. The unknown factor in this area is whether other producers of fungicides will develop and introduce their own distributors of organic fungicides to take advantage of increasing demands. We lack the information or resources to perform a study as to the trends affecting our marketplace and are limited solely to our own observations.

Substantially all of our revenue is earned during the crop growing season in Idaho beginning in early April and ending in July. The growing season averages approximately 110 days.

Comparison of the nine months ended September 30, 2007 and 2006

A summary of operations follows:

	2007	2006

Sales	$562,380	$634,152
Cost of sales	404,541	470,873
Gross profit	157,839	163,279

Other expenses:
Delivery expenses	36,100	49,301
Other operating expenses	15,491	26,483
Office	7,208	6,946
Compensation	105,286	71,678
Other	-	3,716
Total	164,085	158,124

Net income (loss)	$(6,246)	$5,155

Revenue - Revenue decreased because our sales at the end of the growing season declined compared to that of the prior year. Our gross margins for the first nine months were higher than for 2006 (28% compared to 26%) because we worked hard negotiating prices with customers. The overall product mix did not change significantly.

Delivery expenses – relate entirely to the costs of delivering and servicing customers. These costs consist of truck expenses, hotel bills and meals.

Other operating expenses - consist principally of maintenance and repairs, depreciation and routine supply items.

Compensation relates entirely to Stephen E. Cox, our president.

As a corporate policy, we will not incur any cash obligations that we cannot satisfy with known resources, of which there are currently none except as described in “Liquidity” below.  We believe that the perception that many people have of a public company makes it more likely that they will accept restricted securities from a public company as consideration for indebtedness to them than they would from a private company.  We have not performed any studies of this matter.  Our conclusion is based on our own observations.  However, there can be no assurances that we will be successful in any of those efforts.  Additionally, issuance of restricted shares would necessarily dilute the percentage of ownership interest of our stockholders.

Liquidity

We will pay all costs relating to our Registration Statement that became effective on November 9, 2007.  This amount, the majority of which became a formal obligation when we received a trading symbol in December 2007, will be paid as and when necessary and required or otherwise accrued on our books and records until we are able to pay the full amount due either from revenues or loans from our president.  Absent sufficient revenues to pay these amounts within six months of the date of effectiveness, our president has agreed to loan us the funds to cover the balance of outstanding professional and related fees relating to our prospectus to the extent that such liabilities cannot be extended or satisfied in other ways and our professionals insist upon payment.  If and when loaned, the loan will be evidenced by a noninterest-bearing unsecured corporate note to be treated as a loan until repaid, if and when we have the financial resources to do so.

We have become a public company and, by doing so, have incurred and will continue to incur additional significant expenses for legal, accounting and related services. We are subject to the reporting requirements of the Exchange Act of '34 and will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements. We estimate that these costs will range up to $50,000 per year for the next few years and will be higher if our business volume and activity increases but lower during the first year of being public because our overall business volume will be lower, and we will not yet be subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. These obligations will reduce our ability and resources to fund other aspects of our business. We hope to be able to use our status as a public company to increase our ability to use noncash means of settling obligations and compensate independent contractors who provide professional services to us, although there can be no assurances that we will be successful in any of those efforts. We will reduce the compensation levels paid to management if there is insufficient cash generated from operations to satisfy these costs.

Private capital, if sought, will be sought from former business associates of our founder or private investors referred to us by those business associates. To date, we have not sought any funding source and have not authorized any person or entity to seek out funding on our behalf. If a market for our shares ever develops, of which there can be no assurances, we may use restricted shares of our common stock to compensate employees/consultants and independent contractors wherever possible.  We believe that operations are generating sufficient cash to continue operations for the next 12 months from the date of this prospectus provided that our costs of being a public company remain below the maximum estimate provided above

In June 2007, Cox Distributing sold 900,000 shares of its common stock to 39 people for $900. The sale of such shares was not specifically or solely intended to raise financing since the funds raised were de minimis.  It was also intended to get relatives and business associates of management a greater interest to be involved in our business.  Although these stockholders have no obligation to provide any services to us, management hopes that these new stockholders, their families, friends and/or business associates may provide us with valuable services such as recommending our services and providing us with business advice in any areas of expertise or knowledge that they may have that can be of value and assistance to us.

Recently Issued Accounting Pronouncements

In September 2003, the United States Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8760 on December 15, 2006. Commencing with our annual report for the year ending December 31, 2008, we will be required to include a report of management on our internal control over financial reporting. The internal control report must include a statement.

▪

of management’s responsibility for establishing and maintaining adequate internal control over our financial reporting;

▪

of management’s assessment of the effectiveness of our internal control over financial reporting as of year end; and

▪

of the framework used by management to evaluate the effectiveness of our internal control over financial reporting.

Furthermore, in the following year, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainties in Income Taxes (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 is effective for financial statements as of January 1, 2007.  The application of FIN 48 did not have a material impact on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurement” (“SFAS No. 157”). SFAS No. 157 defines fair value and establishes a framework for measuring fair value in accordance with generally accepted accounting principles. SFAS No. 157 also expands the disclosures related to the fair value measurements used to value assets and liabilities. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating whether the adoption of SFAS No. 157 will have a material impact on our financial statements.

In September 2006, FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No 87, 88, 106 and 132(R)” (“SFAS No. 158”).  SFAS No. 158 requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the statement of financial position and the recognition of changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires the measurement of the funded status of a plan as of the date of the year-end statement of financial position. The Company does not anticipate that the adoption of this statement will have any effect on the Company’s financial condition and results of operations since the Company does not have any defined benefit or other postretirement plans.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively.

In September 2006, the SEC staff issued Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative factors are considered, is material.

The Financial Accounting Standards Board, the Emerging Issues Task Force (the “EITF”) and the Securities and Exchange Commission have issued certain other accounting pronouncements and regulations as of September 30, 2007 that will become effective in subsequent periods; however, management of the Company does not believe that any of those pronouncements would have significantly affected the Company’s financial accounting measurements or disclosures had they been in effect during 2007 and 2006 , and it does not believe that any of those pronouncements will have a significant impact on the Company’s financial statements at the time they become effective.

Critical Accounting Policies

The preparation of financial statements and related notes requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements.

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements.  There are no critical policies or decisions that rely on judgments that are based on assumptions about matters that are highly uncertain at the time the estimate is made.

Seasonality

Substantially all of our revenue is earned during the crop growing season in Idaho beginning in early April and ending in July. However, sales in July tend to be the highest of any month of the year. Very minor levels of sales take place in months other than the principal growing season.

.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, as defined in Regulation S-B Section 303.

ITEM 3

CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) that are designed to assure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (one person, our President), as appropriate, to allow timely decisions regarding required disclosures.

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date.

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1	Legal Proceedings

None

Item 2	Unregistered Sale of Equity Securities and Use of Proceeds

None

Item 3	Defaults Upon Senior Securities

None

Item 4	Submission of Matters to a Vote of Shareholders

None

Item 5	Other Information

None

Item 6	Exhibits

Exhibit Number	Description
31.1	Section 302 Certification Of Chief Executive Officer And Chief Financial Officer

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 – Chief Executive Officer And Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cox Distributing, Inc.

(Registrant)

/s/  Stephen E. Cox

Stephen E. Cox

Title:

President, Chief Executive Officer,

and Chief Financial Officer

January 2, 2008