Form 10KSB
period 2007-12-31
Cox Distributing Inc.
filed 2008-03-31
CIK 1410711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2007

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______  to _______

Commission file number 333-145712

Cox Distributing, Inc.
(Name of Small Business Issuer in its Charter)

Nevada	26-0491904
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
PO Box 430
Cokeville, WY	83114
(Address of principal Executive Offices)	(Zip Code)

Issuer’s Telephone Number:  208-317-2500

Securities registered under Section 12(b) of the Act:

Common Stock par value $.001 per share

Securities registered under Section 12(g) of the Act:

None

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐   Yes  ☒   No

State Issuer’s revenues for its most recent year:   $562,380 as of December 31, 2007.

The number of shares outstanding of each of the Registrant’s classes of common stock, as of March 10, 2008 is 10,000,000 shares, all of one class, $.001 par value per share.  Of this number, 740,000 shares were held by non-affiliates of the Registrant.

The Company’s common stock has a trading symbol but has not traded on the OTCBB or any national exchange and, accordingly, there is no aggregate “market value” to be indicated for such shares.  The “value” of the 700,000 shares held by non-affiliates, based upon the book value as of December 31, 2007 is less than $.01 per share.

*Affiliates for the purpose of this item refers to the Registrant’s officers and directors and/or any persons or firms (excluding those brokerage firms and/or clearing houses and/or depository companies holding Registrant’s securities as record holders only for their respective clienteles’ beneficial interest) owning 5% or more of the Registrant’s common stock, both of record and beneficially.

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS

DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes ☐   No ☐     NOT APPLICABLE

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are herewith incorporated by reference: NONE

Transitional Small Business Disclosure Format:   ☐  Yes  ☐  No

PART I

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this annual report on Form 10-KSB are forward-looking statements.  Such forward-looking statements contained in this annual report on Form 10-KSB involve risks and uncertainties, including statements as to:

•

our future operating results,

•

our business prospects,

•

our contractual arrangements and relationships with third parties,

•

the dependence of our future success on the general economy,

•

our possible financings, and

•

the adequacy of our cash resources and working capital

These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe," “anticipate,” “expect,” “estimate” or words of similar meaning.  Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements.   Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of this annual report on Form 10-KSB.   Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.   The forward-looking statements included herein are only made as of the date of this report and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

We have obtained a trading symbol for our common stock so that the shares may be quoted on the Over-the-Counter Bulletin Board (“OTCBB”). However, no trades of our common stock have occurred as of February 8, 2008. Our trading symbol is COXD.

Item 1.

DESCRIPTION OF BUSINESS

Cox Distributing, Inc. was founded as an unincorporated business in January 1984 and became a C corporation in the state of Nevada on April 6, 2007. At March 10, 2008, we had one employee, Stephen E. Cox, our founder and president. Mr. Cox devotes fulltime to us.

We are a distributor of organic fertilizer products used to improve soil and growing conditions for the potato farmers of eastern Idaho. These products, which are bio-based rather than petroleum-based, add nutrients to the soil and serve as fungicides intended to increase the size and quality of crops.

The products that we distribute are organic and are designed to avoid environmental risks and fall into three broad categories:

Humic acid - Historically, growers have focused on the nitrogen, phosphorous and potassium content of fertilizers. As agronomists (people who deal with the science of soil management and the production of field crops) have gained more understanding of the importance of soil culture, they have turned their attention to organic items that provide plant nutrition such as plant nutrition humic acid that are not present in petrochemical-based fertilizers. Humic provides natural carrier compounds that transport nutrients and vitamins into plants more efficiently, so plants grow faster and have stronger cellular processes. Adding humic acid to a fertilizer program may help increase nutrient availability and retain the nutrients in the root zone.

Our vendor for these products is Live Earth Products, an unaffiliated business entity. All of its products are made from an organic mixture only found in completely decomposed, ancient plant life. Healthy microorganisms are essential to plant growth. Unlike products, such as chemical-and manure-based fertilizers, the products that we distribute do not have high levels of salts and heavy metals. As a result, the microorganism population in the soil is allowed to thrive while effectively processing the soil to make nutrients more available to root systems.

Sales of humic products generally comprise approximately one-third of our business.

Micro-nutrients - are those elements essential for plant growth which are needed in only very small (micro) quantities. These elements are manganese, boron, copper, iron, chlorine, cobalt, molybdenum, and zinc. Of these, we sell:

▪

Zinc participates in chlorophyll formation and also activates many enzymes.

▪

Manganese activates some important enzymes involved in chlorophyll formation. Manganese deficient plants will develop chlorosis between the veins of its leaves.

▪

Copper is a component of some enzymes and of vitamin A. It aids in root metabolism and helps in the utilization of proteins. Symptoms of copper deficiency include browning of leaf tips and chlorosis.

▪

Boron is believed to be involved in carbohydrate transport in plants; it also assists in metabolic regulation. Boron deficiency will often result in bud dieback.

These micronutrients are applied using a technique of feeding the plants by applying liquid fertilizer directly to their leaves. The micronutrients are absorbed directly into the leaves. Micronutrients are generally applied twice during the growing season. The second application usually emphasizes calcium and boron. This method is known as foliar feeding.

We distribute products developed by Nutrient Technologies, Inc., an unaffiliated business entity whose products are sold under the name “Tech-Flo.”  These products are chemically reacted, neutral, micronized powders formulated as flowable dispersions for use as nutritional sprays. These products are used for:

•

Correction or prevention of nutrient deficiencies and imbalances;

•

Enhanced plant vigor with improved potential for higher yields;

•

Reduction of alternate-year bearing habits;

•

Improved quality of produce including size, color, sugar, firmness;

•

Better storage, handling, and shipping properties of produce;

•

Earlier and more uniform crop maturity; and

•

Improved crop resistance to damage from environmental stress: hail, freeze, flood, etc.

The products are used at the rate of one to four quarts per acre. They are compatible with many commonly used pesticides and may be applied in crop protection sprays in most cases.

We also distribute a product, PenaTron Soil Conditioner manufactured by Maz-Zee S.A. International, an unaffiliated business entity, which consists of 28 natural interactive components. The conditioner contains enzymes and microorganisms to activate soil microbes, natural wetting agents to ensure better soil wetting and water movement, and root stimulants. It also offers other minerals and nutrients that enhance plant growth and reduce plant stress.

These products generally comprise between 10% to 15% of our business.

Protective products – We distribute products made by AGSCITECH, Inc., an unaffiliated business entity. These products make up much of our initial sales each year. Potatoes are planted in early to mid-April depending on the weather. These products are placed on the seeds in the preplanting stage and are used again when the plant starts growing.

These products are:

▪

Blinix – a biofungicide used in the prevention and control of zoosporic fungal diseases on potatoes. It kills zoospores that cause fungal diseases on contact. In doing so, it does not allow the fungus to develop resistance.

▪

In-Fuse – a buffer complexed with natural organic and amino acids that is formulated to be combined with Blinix.

Sales of these products generally comprise 50% to 55% of our business, and its significance to us is increasing because of the increasing demand that we have experienced for natural fungicides.

Sales

We sell our natural products to potato farmers throughout Eastern Idaho. Our president has been involved in selling these products for 20 years and is well known to farmers and farm groups throughout the area.  Mr. Cox generally travels throughout our sales territory during the growing season of April through July and visits customers two or three times a week. We are the exclusive distributor for Live Earth Products and AGSCITECH, Inc. in Eastern Idaho. We are general distributors for our other products.

Our president picks up containers of the products that we order and purchase from vendors at warehouses or distribution centers and delivers the products directly to customers. Customers pay by check at or within ten days of delivery. We pay vendors upon pickup of products and generally do not maintain inventories.

In 2007, one unrelated customer, Landview Fertilizer, Inc., comprised 45.14% of our total sales. In 2006, two unrelated customers comprised 29.90% (Biotech Nutrients, Inc.) and 12.94% (Landview Fertilizer, Inc.) or a combined 42.84% of our total sales. Our customers operate farms or are distributors and may not be corporate entities. We anticipate that we will rely on a small number of customers for the indefinite future. There is no assurance that these customers will provide us with sufficient levels of revenue to generate profits or even to sustain operations or that, in the event that we lose our relationship with these customers, that the revenue lost could be replaced.

Competition

Our competition consists principally of distributors of products made by the large chemical companies such as Bayer for fungicides and Simplot for micronutrients. We have positioned ourselves to be considered the “natural product” alternative in Eastern Idaho. We also sell our products at prices that are competitive on a per acre basis with competing products sold by competitors.

We cannot predict the likelihood that our competitive approach will be successful in the future or that other sellers of natural products will not enter the markets that we serve.

Intellectual Property

We have no patents or trademarks.

Current Developments

As part of our plan to augment our financial resources and consider attractive business opportunities, our principal stockholders have entered into discussions with an unaffiliated third party with respect to a potential merger transaction which could result in change of control/ownership and new management. There can be no assurance that a merger or other significant transaction will be consummated with the third party or, if consummated, that the Company or its stockholders would realize any benefits from it.

Item 2.

DESCRIPTION OF PROPERTY

Our executive offices are located at 105 Pearl, Cokeville, WY 83114, and our mailing address is PO Box 430, Cokeville, WY 83114. Our office is provided to us by our president at no cost to us. Mr. Cox incurs no incremental costs as a result of our using the space. Therefore, he does not charge us for its use. There is no written lease agreement.

Item 3.

LEGAL PROCEEDINGS

We are not party to any pending or, to our knowledge, threatened litigation of any type

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

The Company became subject to Securities Exchange Act Reporting Requirements in November 2007. There is no established current public market for the shares of our common stock.  A symbol was assigned for our securities so that our securities may be quoted for trading on the OTCBB under symbol COXD.  No trades have occurred through March 10, 2008. There can be no assurance that a liquid market for our securities will ever develop. Transfer of our common stock may also be restricted under the securities or blue sky laws of various states and foreign jurisdictions. Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time.

We have never paid any cash dividends on shares of our common stock and do not anticipate that we will pay dividends in the foreseeable future. We intend to apply any earnings to fund the development of our business. The purchase of shares of common stock is inappropriate for investors seeking current or near term income.

As of the close of business on March 10, 2008, there were 40 stockholders of record of our common stock, and 10,000,000 shares were issued and outstanding. As part of the Company’s plan to augment its financial resources and consider attractive business opportunities, the Company’s principal stockholders have entered into discussions with an unaffiliated third party with respect to a potential merger transaction which could result in the discontinuance of its current operations, change of control/ownership and new management. There can be no assurance that a merger or other significant transaction will be consummated with the third party or, if consummated, that the Company or its stockholders would realize any benefits from it.

We have never repurchased any of our equity securities.

Quoting and Trading of our Common Stock

 There is no established trading market for our common stock.  A symbol was assigned for our securities so that our securities may be quoted for trading on the OTCBB under symbol COXD. Until our common stock is fully distributed and an orderly market develops, if ever, the price at which it trades is likely to fluctuate significantly.  Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business generally, including the impact of the factors referred to in "Risk Factors," investor perception and general economic and market conditions. No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

General Market Risks

There is no established public market for our common stock, and there can be no assurance that any established market will develop in the foreseeable future.  Transfer of our common stock may also be restricted under the securities or securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as “Blue Sky” laws.  Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions.  Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time.

The market price for our common stock is likely to be highly volatile and subject to wide fluctuations in response to factors, many of which are beyond our control, including the following:

•

actual or anticipated variations in quarterly operating results;

•

announcements by our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•

additions or departures of key personnel;

•

sales or issuances of additional shares of common stock; and

•

potential litigation or regulatory matters.

The market prices of the securities of microcap companies have been especially volatile.  Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance.  In the past, following periods of volatility in the market price of their stock, many companies have been the subject of securities class action litigation.  A stockholder lawsuit could result in substantial costs and a diversion of management's attention and resources and would adversely affect our stock price.

The sale or availability for sale of a substantial number of shares of our common stock in the public market pursuant to Rule 144 under the Securities Act of 1933 or otherwise, could materially adversely affect the market price of the common stock and could impair the company's ability to raise additional capital through the public or private sale of its securities. We have 10,000,000 common shares outstanding of which 8,200,000 shares of common stock outstanding are "restricted securities," as that term is defined in Rule 144 and may, under certain circumstances, be sold without registration under the Securities Act of 1933.  Rule 144 may not be used by our President, who holds 8,196,200 of the restricted shares, since he is considered to be an underwriter. Rule 144 may be available to the holders of our remaining restricted securities conditioned on, among other factors, the availability of certain public information concerning us.  “Restricted Securities” as referred to herein may be principally defined as indicated in the Securities Act of 1933, Rule 144(a)(3) “Definitions”:

“Securities acquired directly or indirectly from the issuer, or from an affiliate of the issuer, in a transaction or chain of transactions not involving any public offering.”

We have 99,000,000 authorized shares of common stock, of which 10,000,000 are currently issued and outstanding.  The board of directors, without stockholder approval, could issue up to 89,000,000 shares of common stock upon whatever terms it determines to whomever it determines, including persons or entities that would help our present management.

Item 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Information set forth herein contains  "forward-looking  statements"  which can be identified by the use of forward-looking  terminology such as "believes," "expects,"  "may," "should" or  "anticipates"  or the negative  thereof or other variations thereon or comparable terminology,  or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. We caution readers that important factors may affect our actual results and could cause such results to differ materially from forward-looking statements made by or on our behalf. Such factors include, but are not limited to, changing market conditions, the impact of competitive services, products, pricing, acceptance of our services and/or products and other risks set forth  herein  and in other  filings  that we have made with the Securities and Exchange Commission.

Current Developments

As part of our plan to augment our financial resources and consider attractive business opportunities, our principal stockholders have entered into discussions with an unaffiliated third party with respect to a potential merger transaction which could result in change of control/ownership and new management. There can be no assurance that a merger or other significant transaction will be consummated with the third party or, if consummated, that the Company or its stockholders would realize any benefits from it.

Operations

Cox Distributing, Inc. was founded as an unincorporated business in January 1984 and became a C corporation in the state of Nevada on April 6, 2007. At March 10, 2008, we had one employee, Stephen E. Cox, our founder and president. Mr. Cox devotes fulltime to us.

We are a distributor of organic fertilizer products used to improve soil and growing conditions for the potato farmers of eastern Idaho. These products, which are bio-based rather than petroleum-based, add nutrients to the soil and serve as fungicides intended to increase the size and quality of crops. The nature and size of our business has been relatively unchanged for the past several years. We serve, and only have the resources to serve, a limited geographic area in eastern Idaho. The number of farms in that area is not increasing, and is unlikely to increase but may decrease if family farms are consolidated into larger agricultural businesses. However, we are now seeing an increase in the demand of our customers in eastern Idaho for organic fungicides. This increase in demand, which comes from farms and small distributors, is likely to result in increasing sales levels. However, our gross margin for organic fungicide products is less than on other products, in part because the customers include distributors that need a price that permits them to make a profit when they sell to their customers, meaning that our profitability is unlikely to increase at the same level as revenue increase. The unknown factor in this area is whether other producers of fungicides will develop and introduce their own distributors of organic fungicides to take advantage of increasing demands. We lack the information or resources to perform a study as to the trends affecting our marketplace and are limited solely to our own observations.

Substantially all of our revenue is earned during the crop growing season in Idaho beginning in early April and ending in July. The growing season averages approximately 110 days.

A summary of our operations for the years ended December 31, 2007 and 2006 follows:

	2007	2006

Sales	$562,380	$634,152
Cost of sales	404,541	470,873
Gross profit	157,839	163,279

Other expenses:
Delivery expenses	36,100	49,301
Other operating expenses	25,491	36,483
Office	7,208	6,946
Compensation	105,286	71,678
Other	-	3,716
Total	174,085	168,124

Net loss	$(16,246)	$(4,845)

Revenue -  Revenue decreased because our sales at the end of the growing season declined compared to that of the prior year.

In 2007, one unrelated customer, Landview Fertilizer, Inc., comprised 45.14% of our total sales. In 2006 two unrelated customers comprised 29.90% and 12.94% or a combined 42.84% of our total sales. We anticipate that we will rely on a small number of customers for the indefinite future. There is no assurance that these customers will provide us with sufficient levels of revenue to generate profits or even to sustain operations or that, in the event that we lose our relationship with these customers, that the revenue lost could be replaced.

Cost of sales – Our gross margins for 2007 were higher than for 2006 (28% compared to 26%) because we worked hard negotiating prices with customers. The overall product mix did not change significantly.

Delivery expenses – relate entirely to the costs of delivering and servicing customers. These costs consist of truck expenses, hotel bills and meals. Mr. Cox spends between 80 and 100 days per year at hotels.

Other operating expenses - consist principally of maintenance and repairs, accounting and professional fees, depreciation and routine supply items.

Compensation relates entirely to Stephen E. Cox, our president.

Other in 2006 consisted principally of interest.

Other

As a corporate policy, we will not incur any cash obligations that we cannot satisfy with known resources, of which there are currently none except as described in “Liquidity” below and/or elsewhere in this prospectus.  We believe that the perception that many people have of a public company make it more likely that they will accept restricted securities from a public company as consideration for indebtedness to them than they would from a private company.  We have not performed any studies of this matter.  Our conclusion is based on our own observations.  However, there can be no assurances that we will be successful in any of those efforts even if we are a public entity.  Additionally, issuance of restricted shares would necessarily dilute the percentage of ownership interest of our stockholders.

Liquidity

We will pay all costs relating to our Registration Statement that became effective on November 9, 2007.  This amount, the majority of which became obligations in January 2008 following obtaining a trading symbol, will be paid as and when necessary and required or otherwise accrued on our books and records until we are able to pay the full amount due either from revenues or loans from our president.  Absent sufficient revenues to pay these amounts within six months of the date of effectiveness, our president has agreed to loan us the funds to cover the balance of outstanding professional and related fees relating to our prospectus to the extent that such liabilities cannot be extended or satisfied in other ways and our professionals insist upon payment.  If and when loaned, the loan will be evidenced by a noninterest-bearing unsecured corporate note to be treated as a loan until repaid, if and when we have the financial resources to do so.

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

Off Balance Sheet Arrangements

We have no off balance sheet arrangements, obligations under any guarantee contracts or contingent obligations. We also have no other commitments, other than the costs of being a public company that will increase our operating costs or cash requirements in the future.

 New Accounting Pronouncements

In June 2003, the United States Securities and Exchange Commission adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002, as amended by SEC Release No. 33-8760 on December 15, 2006. Commencing with our annual report for the year ended September 30, 2008, we will be required to include a report of management on our internal control over financial reporting. The internal control report must include a statement.

▪

of management’s responsibility for establishing and maintaining adequate internal control over our financial reporting;

▪

of management’s assessment of the effectiveness of our internal control over financial reporting as of year end; and

▪

of the framework used by management to evaluate the effectiveness of our internal control over financial reporting.

Furthermore, in the following fiscal year, it is required to file the registered accounting firm’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 157 Fair Value Measurements ("SFAS 157"). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for Ensign’s financial statements issued in 2008; however, earlier application is encouraged. Ensign is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

On February 15, 2007, the FASB issued Statement of Financial Accounting Standards No. 159 The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits all entities to elect to measure many financial instruments and certain other items at fair value with changes in fair value reported in earnings. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted. We do not anticipate that the adoption of this statement will have a material effect on our financial condition and results of operations.

The FASB, the Emerging Issues Task Force and the United States Securities and Exchange Commission have issued certain other accounting pronouncements and regulations as of December 31, 2007 that will become effective in subsequent periods; however, management of Ensign does not believe that any of those pronouncements would have significantly affected Ensign’ financial accounting measurements or disclosures had they been in effect during the years ended September 30, 2007 and 2006, and it does not believe that any of those pronouncements will have a significant impact on Ensign’s financial statements at the time they become effective.

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

Subsequent Event

On March 27, 2008 COX’s President, Stephen E. Cox, entered into a Stock Purchase Agreement whereby he sold 499,000 shares of his registered common stock to an unaffiliated third party who purchased 4.99% of all issued and outstanding shares.  On or about the same date a separate Stock Option Agreement was entered into with the same otherwise unaffiliated third party allowing the option for the purchase of 1,301,000 registered shares of COX’s common stock, if exercised, all or in part on or before September 30, 2008.

Risk Factors

Risks Related to the Business

We have limited financial resources that may make it more difficult for us to raise capital or other financing. Absent sufficient financial resources, we will be unable to undertake programs designed to expand our business.

We have limited financial resources and have not established a source of equity or debt financing. In addition, we had negative working capital of $18,930 at December 31, 2007.

If we are unable to generate additional revenue or obtain financing or if the financing we do obtain is insufficient to cover any operating losses we may incur, we may have to substantially curtail our operations. To date, no Cox Distributing officer, director, affiliate or associate has had any preliminary contact or discussions with, nor are there any present plans, proposals, arrangements or understandings with any representatives of the owners of any business or company regarding the possibility of an acquisition or merger transaction referred to herein or otherwise.

We are and will continue to be completely dependent on the services of our founder and president,  Stephen E. Cox, the loss of whose services may cause our business operations to cease, and we will need to engage and retain qualified employees and consultants to further implement our strategy.

Our operations and business strategy are completely dependent upon the knowledge and business contacts of Stephen E. Cox, our president. He is under no contractual obligation to remain employed by us. If he should choose to leave us for any reason before we have hired additional personnel, our operations may fail. Even if we are able to find additional personnel, it is uncertain whether we could find someone who could develop our business along the lines described in this prospectus.  We will fail without Mr. Cox or an appropriate replacement(s).

We intend to acquire key-man life insurance on the life of Mr. Cox naming us as the beneficiary when and if we obtain the resources to do so and Mr. Cox remains insurable. We have not yet procured such insurance, and there is no guarantee that we will be able to obtain such insurance in the future. Accordingly, it is important that we are able to attract, motivate and retain highly qualified and talented personnel and independent contractors.

Stephen E. Cox, our chief executive and chief financial officer, has no meaningful accounting or financial reporting education or experience and, accordingly, our ability to meet Exchange Act reporting requirements on a timely basis will be dependent to a significant degree upon others.

 Stephen E. Cox has no meaningful financial reporting education or experience. He is heavily dependent on advisors and consultants. As such, there is risk about our ability to comply with all financial reporting requirements accurately and on a timely basis.

We depend on a small number of vendors that provide all of our products.

We purchase all of the products that we sell from four specialized vendors, AGSCITECH, Inc., Live Earth Products, Nutrient Technologies, Inc., and Max-Zee SA International. We do not have any binding agreements with these vendors. If one or more of these vendors decided to enter into an exclusive distributor arrangement with a competitor of ours or were to cease operations for any reason, we may be unable to replace that vendor. If that were to happen, our revenue would decrease significantly.

We depend on a very limited number of customers

In 2007, one unrelated customer, Landview Fertilizer, Inc., comprised 45.14% of our total sales. In 2006, two unrelated customers comprised 29.90% (Biotech Nutrients, Inc.) and 12.94% (Landview Fertilizer, Inc.) or a combined 42.84% of our total sales. Our customers operate farms or are small distributors and may not all be corporate entities. We anticipate that we will rely on a small number of customers for the indefinite future. Dependence on a small number of customers means that the loss of one or a very few customers would have a seriously detrimental impact on our business. There is also no assurance that these customers will provide us with sufficient levels of revenue to generate profits or even to sustain operations or that, in the event that we lose our relationship with these customers, that the revenue lost could be replaced.

All of our revenue is derived solely from sales in eastern Idaho. Our business would fail if anything seriously impacted the agricultural industry in eastern Idaho.

All of our revenue is derived from sales in eastern Idaho. Our business would be very negatively impacted by famines or any other matter impacting the potato growing industry in the area of eastern Idaho.

Our revenues and operating results fluctuate significantly from quarter to quarter, which may cause our stock price to decline.

Substantially all of our revenue is earned during the crop growing season in Idaho beginning in early April and ending in July. We have realized substantially no revenue during other months. As a result of these and other factors, we believe that period-to-period comparisons of our operating results are not meaningful in the short term and that you should not rely upon our performance in a particular period as an indication of our performance in any future period.

We are subject to the periodic reporting requirements of the Securities Exchange Act of 1934, which requires us to incur audit fees and legal fees in connection with the preparation of such reports. These additional costs will reduce or eliminate our future ability to earn a profit.

We are required to file periodic reports with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 and the rules and regulations promulgated thereunder. In order to comply with these requirements, our independent registered auditors must review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel must review and assist in the preparation of such reports. The costs charged by these professionals for those services cannot be accurately predicted at this time because factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and will have a major affect on the amount of time to be spent by our auditors and attorneys. However, the incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit. We may be exposed to potential risks resulting from new requirements under Section 404 of the Sarbanes-Oxley Act of 2002. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required, beginning with our fiscal year ending December 31, 2008, to include in our annual report our assessment of the effectiveness of our internal control over financial reporting as of the end of fiscal 2008. Furthermore, our independent registered public accounting firm will be required to attest to whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes we have maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009. We have not yet completed our assessment of the effectiveness of our internal control over financial reporting. We expect to incur additional expenses and diversion of management’s time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the management certification and auditor attestation requirements.

We do not have a sufficient number of employees to segregate responsibilities and may be unable to afford increasing our staff or engaging outside consultants or professionals to overcome our lack of employees. During the course of our testing, we may identify other deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results would be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

Having only two directors limits our ability to establish effective independent corporate governance procedures and increases the control of our president.

We have only two directors, one of which is our president and chairman. The other director is the wife of our president. Accordingly, we cannot establish board committees comprised of independent members to oversee functions like compensation or audit issues. In addition, a tie vote of board members is decided in favor of the chairman, which gives him significant control over all corporate issues.

Until we have a larger board of directors that may include some independent members, if ever, there will be limited oversight of our president’s decisions and activities and little ability for minority shareholders to challenge or reverse those activities and decisions, even if they are not in the best interests of minority shareholders.

Risks Related to Our Common Stock

Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through issuance of additional shares of our common stock.

We have no committed source of financing. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized (74,000,000) but unissued (64,000,000) common shares. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market.

We also believe that the potential of issuing restricted shares of our common stock to vendors or others who may be in a position to refer business or customers to us would enable us to operate and expand our business more effectively.   We will also consider attempting to settle vendor obligations through the issuance of shares.

The foregoing actions will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. If the shares distributed to vendors or others are sold into any trading market that develops, the impact may be to cause share prices to decrease materially.  Alternatively, we may incur significant expenses that contractors/vendors will not be willing to accept shares of our stock in lieu of cash payment.  Such issuances may also serve to enhance existing management’s ability to maintain control of us because the shares may be issued to parties or entities committed to supporting existing management.

Our articles of incorporation provide for indemnification of officers and directors at our expense and limit their liability which may result in a major cost to us and hurt the interests of our shareholders because corporate resources may be expended for the benefit of officers and/or directors.

Our articles of incorporation and applicable Nevada law provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person's written promise to repay us therefor if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us which we will be unable to recoup.

We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.  In the event that a claim for indemnification for liabilities arising under federal securities laws, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with the securities being registered, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue. The legal process relating to this matter if it were to occur is likely to be very costly and may result in us receiving negative publicity, either of which factors is are likely to materially reduce the market and price for our shares, if such a market ever develops.

Currently, there is no public market for our securities, and there can be no assurances that any public market will ever develop or that our common stock will be quoted for trading and, even if quoted, it is likely to be subject to significant price fluctuations.

We have a trading symbol for our common stock, COXD, which permits our shares to be quoted on the OTCBB. However, no trades of our shares have occurred, and there is currently no public market whatsoever for our securities. There can be no assurances as to whether:

▪

any market for our shares will develop;

▪

the prices at which our common stock will trade; or

▪

the extent to which investor interest in us will lead to the development of an active, liquid trading market.  Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

In addition, our common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for our common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Until our common stock is fully distributed and an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception of us and general economic and market conditions.  No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

Any market that develops in shares of our common stock will be subject to the penny stock regulations and restrictions which will create a lack of liquidity and make trading difficult or impossible.

The trading of our securities, if any, will be in the over-the-counter market which is commonly referred to as the OTCBB as maintained by FINRA. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of our securities.

Rule 3a51-1 of the Securities Exchange Act of 1934 establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a minimum bid price of less than $4.00 per share or with an exercise price of less than $4.00 per share, subject to a limited number of exceptions which are not available to us. It is likely that our shares will be considered to be penny stocks for the immediately foreseeable future. This classification severely and adversely affects any market liquidity for our common stock.

For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person's account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.  In order to approve a person's account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

▪

the basis on which the broker or dealer made the suitability determination, and

▪

that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading and commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in any secondary market and have the effect of reducing the level of trading activity in any secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities, if and when our securities become publicly traded. In addition, the liquidity for our securities may decrease, with a corresponding decrease in the price of our securities. Our shares, in all probability, will be subject to such penny stock rules for the foreseeable future and our shareholders will, in all likelihood, find it difficult to sell their securities.

The market for penny stocks has experienced numerous frauds and abuses which could adversely impact investors in our stock.

We believe that the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

▪

Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

▪

Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

▪

“Boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

▪

Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

▪

Wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

We believe that many of these abuses have occurred with respect to the promotion of low price stock companies that lacked experienced management, adequate financial resources, an adequate business plan and/or marketable and successful business or product.

Our board of directors has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and with the ability to affect adversely stockholder voting power and perpetuate their control over us.

Our articles of incorporation allow us to issue shares of preferred stock without any vote or further action by our stockholders. Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors also has the authority to issue preferred stock without further stockholder approval, including large blocks of preferred stock. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock.

The ability of our president to control our business may limit or eliminate minority shareholders’ ability to influence corporate affairs.

Our president is currently in a position to continue to elect our board of directors, decide all matters requiring stockholder approval and determine our policies. The interests of our president may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. The minority shareholders would have no way of overriding decisions made by our president. This level of control may also have an adverse impact on the market value of our shares because our president may institute or undertake transactions, policies or programs that result in losses, may not take any steps to increase our visibility in the financial community and/or may sell sufficient numbers of shares to significantly decrease our price per share.

We do not expect to pay dividends in the foreseeable future

We have never paid any dividends on our common stock. We do not expect to pay cash dividends on our common stock at any time in the foreseeable future. The future payment of dividends directly depends upon our future earnings, capital requirements, financial requirements and other factors that our board of directors will consider. Since we do not anticipate paying cash dividends on our common stock, return on your investment, if any, will depend solely on an increase, if any, in the market value of our common stock.

Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protections against interested director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and the Nasdaq Stock Market, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities which are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than legally necessary, we have not yet adopted these measures.

Because none of our directors are independent directors, we do not currently have independent audit or compensation committees. As a result, these directors have the ability, among other things, to determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations. We intend to comply with all corporate governance measures relating to director independence as, if and when required.

For all of the foregoing reasons and others set forth herein, an investment in our securities involves a high degree of risk.  Any person considering an investment in such securities should be aware of these and other risk factors set forth in this Form 10-KSB.

Item 7.

FINANCIAL STATEMENTS

The financial statements filed as part of this Annual Report on Form 10-KSB are set forth starting on page F-1.

Item 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

Item 8A.

CONTROLS AND PROCEDURES

Managements Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the United States Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer has reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of the end of the period covered by this report and has concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive officer and principal financial officer.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B.

OTHER INFORMATION

NONE

PART III

Item 9.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our management consists of:

Name	Age	Title
Stephen E. Cox	65	President, CEO, CFO, principal accounting officer and chairman
Mary Ann Cox	61	Secretary, treasurer and director

Stephen E. Cox –  founded us as an unincorporated business in 1984. Prior to that, Mr. Cox had been a dairy farmer, a special agent with the FBI and an officer in the Marine Corps.  Mr. Cox is a graduate of the University of Nevada.

Mary Ann Cox – has assisted in our operations since 1984. She is the wife of Stephen E. Cox and is a graduate of the University of Nevada.

Possible Potential Conflicts

No member of management is or will be required by us to work on a full time basis, although our president currently devotes full time to us. Accordingly, certain conflicts of interest may arise between us and our officer(s) and director(s) in that they may have other business interests in the future to which they devote their attention, and they may be expected to continue to do so although management time must also be devoted to our business.  As a result, conflicts of interest may arise that can be resolved only through their exercise of such judgment as is consistent with each officer's understanding of his fiduciary duties to us.

Currently we have only two officers, both of whom also serve as directors, and are married to each other, and are in the process of seeking to add additional officer(s) and/or director(s) as and when the proper personnel are located and terms of employment are mutually negotiated and agreed.

Board of Directors

All directors hold office until the completion of their term of office, which is not longer than one year, or until their successors have been elected.  All officers are appointed annually by the board of directors and, subject to existing employment agreements (of which there are currently none), serve at the discretion of the board. Currently, directors receive no compensation for their role as directors but may receive compensation for their role as officers. The terms of office of both directors expire on June 30, 2008.

As long as we have an even number of directors, tie votes on issues are resolved in favor of the chairman’s vote.

Committees of the Board of Directors

Concurrent with having sufficient members and resources, our board of directors will establish an audit committee and a compensation committee.  We believe that we will need a minimum of five directors to have effective committee systems. The audit committee will review the results and scope of the audit and other services provided by the independent auditors and review and evaluate the system of internal controls.  The compensation committee will manage the stock option plan and review and recommend compensation arrangements for the officers. No final determination has yet been made as to the memberships of these committees or when we will have sufficient members to establish committees.  See “Executive Compensation” elsewhere in this prospectus.

All directors will be reimbursed by us for any expenses incurred in attending directors' meetings provided that we have the resources to pay these fees.   We will consider applying for officers and directors liability insurance at such time when it has the resources to do so.

Item 10.

EXECUTIVE COMPENSATION

The following table shows for the years ended December 31, 2007 and 2006, compensation awarded to or paid to, or earned by, our Chief Executive Officer, and our Secretary (the “Named Executive Officers”).

Long Term Compensation
		Annual Compensation			Awards		Payouts
					Restricted	Securities
	Year			Other	Stock	Underlying	LTIP
Name and	Ended		Bonus	Annual	Award(s)	Options/	Payouts	All Other
Principal Position	Dec. 31	Salary ($)	($)	Compensation ($)	($)	SARs (#)	($)	Compensation ($)

Stephen E. Cox	2007 2006	$105,286 $71,678	- -	- -	- -	- -	- -	- -
President
Mary Ann Cox	2007 2006	- -	- -	- -	- -	- -	- -	- -
Secretary

There is no employment contract with Mr. Cox at this time and no agreements for compensation in the future. Mr. Cox’s compensation has not been fixed or based on any percentage calculations. He has made all decisions determining the amount and timing of his compensation and has received the level of compensation each month that permitted us to meet our immediate obligations.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to us regarding beneficial ownership of our common stock as of March 10, 2008 by:

•

each person known or believed by us to own, directly or beneficially, more than 5% of our common stock,

•

each of our directors, and

•

all of our officers and directors as a group.

Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information furnished by the owners, have sole investment and voting power over to the shares.

Name and Address of Beneficial Owner (a)	Number of Shares Beneficially Owned (b)	Percent of Class
Stephen E. Cox	9,300,000(c)	93.0
Mary Ann Cox	200,000	2.0
Officers and Directors as a group ( 2 members)	9,300,000(c)	93.0
(a) The address for each person is PO Box 430, Cokeville, WY 83114.

(b) Unless otherwise indicated, Cox Distributing believes that all persons named in the table have sole voting and investment power with respect to all shares of the common stock beneficially owned by them.  A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date indicated above upon the exercise of options, warrants or convertible securities.  Each beneficial owner’s percentage ownership is determined by assuming that options, warrants or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the date indicated above, have been exercised.

(c) Includes 200,000 shares owned by Mary Ann Cox, wife of the Company’s president,  in accordance with SEC Release 33-4819 which states, in part, that a person is regarded as the beneficial owner of securities held in the name of his or her spouse and their minor children.  Mr. Cox disclaims any beneficial interest in or control over any of such shares other than that which may be attributed to him by operation of law.

Shareholder Matters

As an issuer of "penny stock" the protection provided by the Federal securities laws relating to forward looking statements does not apply to us if our shares are considered to be penny stocks.  Although the federal securities law provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, we will not have the benefit of this safe harbor protection in the event of any claim that the material provided by us, including this prospectus, contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading.

As a Nevada corporation, we are subject to the Nevada Revised Statutes ("NRS" or "Nevada law"). Certain provisions of Nevada law create rights that might be deemed material to our shareholders. Other provisions might delay or make more difficult acquisitions of our stock or changes in our control or might also have the effect of preventing changes in our management or might make it more difficult to accomplish transactions that some of our shareholders may believe to be in their best interests. These provisions are described below.

Dissenters' Rights. Among the rights granted under Nevada law which might be considered material is the right for shareholders to dissent from certain corporate actions and obtain payment for their shares (see Nevada Revised Statutes ("NRS") 92A.380-390). This right is subject to exceptions, summarized below, and arises in the event of mergers or plans of exchange. This right normally applies if shareholder approval of the corporate action is required either by Nevada law or by the terms of the articles of incorporation.

A shareholder does not have the right to dissent with respect to any plan of merger or exchange, if the shares held by the shareholder are part of a class of shares which are:

•

listed on a national securities exchange,

•

included in the national market system by the National Association of Securities Dealers, or

•

held of record by not less than 2,000 holders.

This exception notwithstanding, a shareholder will still have a right of dissent if it is provided for in the articles of incorporation or if the shareholders are required under the plan of merger or exchange to accept anything but cash or owner's interests, or a combination of the two, in the surviving or acquiring entity, or in any other entity falling in any of the three categories described above in this paragraph.

Inspection Rights . Nevada law also specifies that shareholders are to have the right to inspect company records (see NRS 78.105). This right extends to any person who has been a shareholder of record for at least six months immediately preceding his demand. It also extends to any person holding, or authorized in writing by the holders of, at least 5% of outstanding shares. Shareholders having this right are to be granted inspection rights upon five days' written notice. The records covered by this right include official copies of (1) the articles of incorporation, and all amendments thereto, (2) bylaws and all amendments thereto; and (3) a stock ledger or a duplicate stock ledger, revised annually, containing the names, alphabetically arranged, of all persons who are stockholders of the corporation, showing their places of residence, if known, and the number of shares held by them, respectively. In lieu of the stock ledger or duplicate stock ledger, Nevada law provides that the corporation may keep a statement setting out the name of the custodian of the stock ledger or duplicate stock ledger, and the present and complete post office address, including street and number, if any, where the stock ledger or duplicate stock ledger specified in this section is kept.

Control Share Acquisitions. Sections 78.378 to 78.3793 of Nevada law contain provisions that may prevent any person acquiring a controlling interest in a Nevada-registered company from exercising voting rights. To the extent that these rights support the voting power of minority shareholders, these rights may also be deemed material. These provisions will be applicable to us as soon as we have 200 shareholders of record with at least 100 of these having addresses in Nevada as reflected on our stock ledger. While we do not yet have the required number of shareholders in Nevada or elsewhere, it is possible that at some future point we will reach these numbers and, accordingly, these provisions will become applicable. We do not intend to notify shareholders when we have reached the number of shareholders specified under these provisions of Nevada law. Shareholders can learn this information pursuant to the inspection rights described above and can see the approximate number of our shareholders by checking under Item 5 of our annual reports on Form 10-KSB. This form is required to be filed with the Securities and Exchange Commission within 90 days of the close of each fiscal year following the effectiveness of our registration statement of which this   is a part, absent timely request for 15 calendar day extension. You can view these and our other filings at www.sec.gov in the "EDGAR" database.

Under NRS Sections 78.378 to 78.3793, an acquiring person who acquires a controlling interest in company shares may not exercise voting rights on any of these shares unless these voting rights are granted by a majority vote of our disinterested shareholders at a special shareholders' meeting held upon the request and at the expense of the acquiring person. If the acquiring person's shares are accorded full voting rights and the acquiring person acquires control shares with a majority or more of all the voting power, any shareholder, other than the acquiring person, who does not vote for authorizing voting rights for the control shares, is entitled to demand payment for the fair value of their shares, and we must comply with the demand. An "acquiring person" means any person who, individually or acting with others, acquires or offers to acquire, directly or indirectly, a controlling interest in our shares. "Controlling interest" means the ownership of our outstanding voting shares sufficient to enable the acquiring person, individually or acting with others, directly or indirectly, to exercise one-fifth or more but less than one-third, one-third or more but less than a majority, or a majority or more of the voting power of our shares in the election of our directors. Voting rights must be given by a majority of our disinterested shareholders as each threshold is reached or exceeded. "Control shares" means the company's outstanding voting shares that an acquiring person acquires or offers to acquire in an acquisition or within 90 days immediately preceding the date when the acquiring person becomes an acquiring person.

These Nevada statutes do not apply if a company's articles of incorporation or bylaws in effect on the tenth day following the acquisition of a controlling interest by an acquiring person provide that these provisions do not apply.

According to NRS 78.378, the provisions referred to above will not restrict our directors from taking action to protect the interests of our Company and its shareholders, including without limitation, adopting or executing plans, arrangements or instruments that deny rights, privileges, power or authority to a holder of a specified number of shares or percentage of share ownership or voting power. Likewise, these provisions do not prevent directors or shareholders from including stricter requirements in our Articles of Incorporation or Bylaws relating to the acquisition of a controlling interest in the Company.

Our Articles of Incorporation and Bylaws do not exclude us from the restrictions imposed by NRS 78.378 to 78.3793, nor do they impose any more stringent requirements.

Certain Business Combinations. Sections 78.411 to 78.444 of the Nevada law may restrict our ability to engage in a wide variety of transactions with an "interested shareholder." As was discussed above in connection with NRS 78.378 to 78.3793, these provisions could be considered material to our shareholders, particularly to minority shareholders. They might also have the effect of delaying or making more difficult acquisitions of our stock or changes in our control. These sections of NRS are applicable to any Nevada company with 200 or more stockholders of record and that has a class of securities registered under Section 12 of the 1934 Securities Exchange Act, unless the company's articles of incorporation provide otherwise. By this registration statement, we are registering our common stock under Section 12(g) of the Exchange Act.

These provisions of Nevada law prohibit us from engaging in any "combination" with an interested stockholder for three years after the interested stockholder acquired the shares that cause him to become an interested shareholder, unless he had prior approval of our Board of Directors. The term "combination" is described in NRS 78.416 and includes, among other things, mergers, sales or purchases of assets, and issuances or reclassifications of securities. If the combination did not have prior approval, the interested shareholder may proceed after the three-year period only if the shareholder receives approval from a majority of our disinterested shares or the offer meets the requirements for fairness that are specified in NRS 78.441-42. For the above provisions, "resident domestic corporation" means a Nevada corporation that has 200 or more shareholders. An "interested stockholder" is defined in NSR 78.423 as someone who is either:

•

the beneficial owner, directly or indirectly, of 10% or more of the voting power of our outstanding voting shares; or

•

our affiliate or associate and who within three years immediately before the date in question, was the beneficial owner, directly or indirectly, of 10% or more of the voting power of our outstanding shares at that time.

Directors' Duties. Section 78.138 of the Nevada law allows our directors and officers, in exercising their powers to further our interests, to consider the interests of our employees, suppliers, creditors and customers. They can also consider the economy of the state and the nation, the interests of the community and of society and our long-term and short-term interests and shareholders, including the possibility that these interests may be best served by our continued independence. Our directors may resist a change or potential change in control if they, by a majority vote of a quorum, determine that the change or potential change is opposed to or not in our best interest. Our board of directors may consider these interests or have reasonable grounds to believe that, within a reasonable time, any debt which might be created as a result of the change in control would cause our assets to be less than our liabilities, render us insolvent, or cause us to file for bankruptcy protection

Amendments to Bylaws - Our articles of incorporation provide that the power to adopt, alter, amend, or repeal our bylaws is vested exclusively with the board of directors. In exercising this discretion, our board of directors could conceivably alter our bylaws in ways that would affect the rights of our shareholders and the ability of any shareholder or group to effect a change in our control; however, the board would not have the right to do so in a way that would violate law or the applicable terms of our articles of incorporation.

Item 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Cox Distributing has entered into an agreement regarding our president lending funds to us if necessary.  No amounts were outstanding under this agreement as of December 31, 2007.

Our principal executive offices are located at 105 Pearl, Cokeville, WY 83114, and our mailing address is PO Box 430, Cokeville, WY 83114. Our office is provided to us by our president at no cost to us. Mr. Cox incurs no incremental costs as a result of our using the space. Therefore, he does not charge us for its use. There is no written lease agreement.

In June 2007, we sold 200,000 shares of our common stock to Mary Ann Cox, a director who is also our president’s wife, for $200. We also sold 330,000 additional shares for $330 to people who are related to our president.

Item 13.

EXHIBITS

31.1	Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002 Chief Executive Officer and Chief Financial Officer
32.1	Certification Pursuant Section 906 Of The Sarbanes-Oxley Act Of 2002 Chief Executive Officer And Chief Financial Officer

Item 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements for the years ended December 31, 2007 and 2006 were $10,000 and $11,500, respectively.

Audit-Related Fees

During the fiscal periods ended December 31, 2007 and 2006, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

Tax Fees

During the fiscal periods ended December 31, 2007 and 2006, our principal accountant did not render tax services.

All Other Fees

During the fiscal periods ended December 31, 2007 and 2006, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

Audit Committee Approval

We currently do not have an audit committee. However, our board of directors has approved the services described above.

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ Stephen E. Cox

Stephen E. Cox

Title: President and Chief Financial Officer

Date:

March 28, 2008

FINANCIAL STATEMENTS

DECEMBER 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Cox Distributing, Inc.

Cokeville, Wyoming

We have audited the accompanying balance sheets of Cox Distributing, Inc. as of December 31, 2007 and 2006 and the related statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cox Distributing, Inc. as of December 31, 2007 and 2006 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Li & Company, PC

Li & Company, PC

March 24, 2008

Skillman, New Jersey

COX DISTRIBUTING, INC.

Balance Sheets

December 31, 2007 and 2006

	2007	2006
ASSETS
Current Assets:
Cash	$1,506	$613
Total current assets	1,506	613

Equipment:
Land	9,732	9,732
Building	20,268	20,268
Truck	15,000	15,000
Operating equipment	29,600	28,100
Office equipment	2,000	1,200
Total	76,600	74,300
Accumulated depreciation	(48,766)	(40,663)
Net	27,834	33,637

TOTAL ASSETS	$29,340	$34,250

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Current liabilities
Accounts payable and accrued expenses	$20,436	$10,000
Total current liabilities	20,436	10,000

Stockholders' Equity:
Preferred stock: $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.001 par value; 74,000,000 shares authorized; 10,000,000 and 9,100,000 shares issued and outstanding, respectively	10,000	9,100
Additional paid-in capital	15,150	(9,100)
(Accumulated deficit) retained earnings	(16,246)	24,250
Total stockholder’s equity	8,904	24,250

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$29,340	$34,250

See accompanying notes to the financial statements.

COX DISTRIBUTING, INC.

Statements of Operations

For the Years Ended December 31, 2007 and 2006

	2007	2006

Sales	$562,380	$634,152
Cost of sales	404,541	470,873
Gross profit	157,839	163,279

Operating expenses:
Delivery expenses	36,100	49,301
Other operating expenses	25,491	36,483
Office	7,208	6,946
Compensation	105,286	71,678
Other	-	3,716
Total operating expenses	174,085	168,124

Net loss	$(16,246)	$(4,845)

Pro Forma:
Loss before income taxes	$-	$(4,845)
Pro forma income tax (benefit)	-	(727)
Pro forma net loss	$-	$(4,118)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	9,558,630	9,100,000

See accompanying notes to the financial statements.

COX DISTRIBUTING, INC.

Statement of Stockholders’ Equity

December 31, 2007

	Common Stock			Retained
	Shares	Amount	Additional Paid-in Capital	Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Balance, January 1, 2006	9,100,000	$9,100	$(9,100)	$29,095	$29,095

Net loss	-	-	-	(4,845)	(4,845)

Balance, December 31, 2006	9,100,000	9,100	(9,100)	24,250	24,250

Transfer of retained earnings as of incorporation date	-	-	24,250	(24,250)	-

Sale of common stock	900,000	900	-	-	900

Net loss	-	-	-	(16,246)	(16,246)

Balance, December 31, 2007	10,000,000	$10,000	$15,150	$(16,246)	$8,904

See accompanying notes to the financial statements.

COX DISTRIBUTING, INC.

Statements of Cash Flows

For the Years Ended December 31, 2007 and 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,246)	$(4,845)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	8,103	6,437
Increase in accounts payable and accrued expenses	10,436	10,000
Net Cash Provided by Operating Activities	2,293	11,592

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(2,300)	(11,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	900	-

NET INCREASE IN CASH	893	92

CASH AT BEGINNING OF YEAR	613	521
CASH AT END OF YEAR	$1,506	$613

See accompanying notes to the financial statements.

COX DISTRIBUTING, INC.

Notes to the Financial Statements

December 31, 2007

NOTE 1 -ORGANIZATION

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

The acquisition of Cox Distributing (“Predecessor”) by Cox Distributing, Inc. (“Cox”) has been accounted for as a reverse acquisition for financial accounting purposes. The reverse merger is deemed a capital transaction and the net assets of Predecessor (the accounting acquirer) are carried forward to Cox (the legal acquirer and the reporting entity) at their carrying value before the combination. The acquisition process utilizes the capital structure of Cox and the assets and liabilities of Predecessor which are recorded at historical cost. The equity of Cox is the historical equity of Predecessor retroactively restated to reflect the number of shares issued by Cox in the transaction.

All retained earnings prior to the incorporation date have been reclassified to additional paid-in capital. The incorporation date, April 6, 2007, coincides almost exactly with the start of the Company’s selling season in 2007. There was substantially no activity in 2007 prior to the incorporation date.

Current Developments

As part of the Company’s plan to augment its financial resources and consider attractive business opportunities, its principal stockholders have entered into discussions with an unaffiliated third party with respect to a potential merger transaction which could result in change of control/ownership and new management. There can be no assurance that a merger or other significant transaction will be consummated with the third party or, if consummated, that the Company or its stockholders would realize any benefits from it.

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Year-end

The Company has elected a fiscal year ending on December 31.

b.  Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

c.  Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

d.  Net Loss Per Common Share

Basic and diluted net loss per common share are computed pursuant to Statement of Financial Accounting Standards No. 128, Earnings Per Share, and have been calculated by dividing the net loss for the year by the basic and diluted weighted average number of shares outstanding assuming that the Company incorporated as of the beginning of the first period presented.

e.   Revenue Recognition

The Company follows the guidance of the United States Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 101 Revenue Recognition, as amended by SAB No. 104 for revenue recognition. The Company recognizes revenue when a product has been delivered and accepted by a customer. The Company has no formal sales return policy and did not have any sales returns in 2007 or 2006.

f.  Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated on the straight-line basis over the estimated useful lives of the related assets of three years, except for the building which is depreciated over a period of 27.5 years. Depreciation expense for the years ended December 31, 2007 and 2006 was $8,103 and $6,437, respectively.

The carrying values of fixed assets are evaluated whenever changes in circumstances indicate the carrying amount of such assets may not be recoverable. If necessary, the Company recognizes an impairment loss for the difference between the carrying amount of the assets and their estimated fair value. Fair value is based on current and anticipated future undiscounted cash flows. As of December 31, 2007, no impairment has incurred.

g.  Provision for Taxes

Commencing April 6, 2007, the Company accounted for income taxes using the asset and liability method. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Deferred income taxes are measured using the enacted tax rates that are assumed will be in effect when the differences reverse. For the period from April 6, 2007 to December 31, 2007, there were no significant differences between loss reported for financial reporting purposes and loss reported for income tax purposes. The benefit relating to the potential income tax benefit associated with the net operating loss carryforward of $16,246 has been fully reserved because realization of that potential benefit is not more likely than not. The loss carryforward expires in 2027.

The operating results prior to April 6, 2007 of Cox Distributing were included in the tax return of the Company’s founder. The pro forma amounts included on the accompanying Statements of Operations reflect the provision for income tax which would have been recorded if the Company had been incorporated as of the beginning of the first date presented.

h.  Impact Of New Accounting Standards

In June 2003, the United States Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Commencing with the Company’s Annual Report for the year ending December 31, 2008, the Company is required to include a report of management on the Company’s internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of year end and of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting, which report is also required to be filed as part of the Annual Report on Form 10-K. Furthermore, in the following fiscal year, it is required to file the registered independent accounting firm’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement. This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for the Company's financial statements issued in 2008; however, earlier application is encouraged. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively.

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities (“EITF Issue No. 07-3”), which is effective for fiscal years beginning after December 15, 2007.  EITF Issue No. 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized.  Such amounts will be recognized as an expense as the goods are delivered or the related services are performed.  The Company does not expect the adoption of EITF Issue No. 07-3 to have a material impact on the financial results of the Company.

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007), Business Combinations (“SFAS No. 141(R)”), which requires the Company to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue No. 95-3 to be recorded as a component of purchase accounting.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company will adopt this standard at the beginning of the Company’s fiscal year ending June 30, 2009 for all prospective business acquisitions. The Company has not determined the effect that the adoption of SFAS No. 141(R) will have on its financial statements.

In December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51 (“SFAS No. 160”), which causes non-controlling interests in subsidiaries to be included in the equity section of the balance sheet.  SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.  The Company will adopt this standard at the beginning of the Company’s fiscal year ending June 30, 2009 for all prospective business acquisitions.  The Company has not determined the effect that the adoption of SFAS No. 160 will have on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 - STOCKHOLDERS’ EQUITY

The Company was incorporated as a C corporation on April 6, 2007 at which time 9,100,000 shares of common stock were issued to the Company’s founder in exchange for the existing business of Cox Distributing. No value was given to the stock issued by the newly formed corporation.  Therefore, the shares were recorded to reflect the $.001 par value and paid in capital was recorded as a negative amount ($910).  In other words, no net value was assigned to these shares.

On June 28, 2007, 900,000 shares of the Company’s common stock were sold to 39 individuals at $.001 per share, including 200,000 shares sold to a director of the Company who is also the wife of the Company’s President and an additional 330,000 shares to people related to the Company’s President.

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

NOTE 4 –  CONCENTRATION OF RISK

In 2007, one unrelated customer, Landview Fertilizer, Inc., comprised 45.14% of the Company’s total sales. In 2006, two unrelated customers comprised 29.90% and 12.94% or a combined 42.84% of the Company’s total sales.