Form 10-Q
period 2008-03-31
Cox Distributing Inc.
filed 2008-05-13
CIK 1410711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.

COX DISTRIBUTING, INC.

(Exact name of registrant as specified in Charter

NEVADA	333-145712	26-0491904
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

PO Box 430, Cokeville, WY  83114

(Address of Principal Executive Offices)

208-317-2500

(Issuer Telephone number)

 (Former Name or Former Address if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐      Accelerated Filer ☐      Non-Accelerated Filer ☐      Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes ☐   No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of May 15, 2008:  10,000,000 shares of Common Stock.

COX DISTRIBUTING, INC.

COX DISTRIBUTING, INC.

Balance Sheets

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current Assets:
Cash	$1,506	$1,506
Total current assets	1,506	1,506

Equipment:
Land	9,732	9,732
Building	20,268	20,268
Truck	15,000	15,000
Operating equipment	29,600	29,600
Office equipment	2,000	2,000
Total	76,600	76,600
Accumulated depreciation	(49,467)	(48,766)
Net	27,133	27,834

TOTAL ASSETS	$28,639	$29,340

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Current liabilities
Accounts payable and accrued expenses	$1,000	$20,436
Due to officer	21,250	-
Total current liabilities	22,250	20,436

Stockholders' Equity:
Preferred stock: $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.001 par value; 74,000,000 shares authorized; 10,000,000 shares issued and outstanding	10,000	10,000
Additional paid-in capital	15,150	15,150
Accumulated deficit	(19,011)	(16,246)
Total stockholder’s equity	6,139	8,904

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$28,639	$29,340

See accompanying notes to the financial statements.

COX DISTRIBUTING, INC.

Statements of Operations

For the Three Months Ended March 31, 2008 and 2007

(Unaudited)

	2008	2007

Sales	$-	$-
Cost of sales	-	-
Gross profit	-	-

Other expenses:
Depreciation expense	701	1,801
Professional fees	1,363	-

Total	2,064	1,801

Net loss	$(2,064)	$(1,801)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	10,000,000	9,100,000

See accompanying notes to the financial statements.

COX DISTRIBUTING, INC.

Statements of Cash Flows

For the Three Months Ended March 31, 2008 and 2007

(Unaudited)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,064)	$(1,801)
Depreciation	701	1,801
Increase in accounts payable and accrued expenses	1,363	-
Net Cash Provided by Operating Activities	-	-

NET INCREASE IN CASH	-	-

CASH AT BEGINNING OF PERIOD	1,506	613
CASH AT END OF PERIOD	$1,506	$613

See accompanying notes to financial statements.

COX DISTRIBUTING, INC.

Notes to the Financial Statements

March 31, 2008

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

All retained earnings prior to the date of incorporation have been reclassified to additional paid-in capital. The incorporation date, April 6, 2007, coincides almost exactly with the start of the Company’s selling season in 2007. There was substantially no activity in 2007 prior to the date of incorporation.

NOTE 2 - BASIS OF PRESENTATION

The accompanying interim financial statements for the three month periods ended March 31, 2008 and 2007 are unaudited and include all adjustments (consisting of normal recurring adjustments) considered necessary by management for a fair presentation. The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year. These financial statements should be read in conjunction with the information filed as part of the Company’s Annual Report on Form 10-KSB which was filed on March 28, 2008.

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

Seasonality

Substantially all of the Company’s revenue is earned during the crop growing season in Idaho beginning in early April and ending in July. However, sales in July tend to be the highest of any month of the year. Very minor levels of sales take place in months other than the principal growing season. There were no sales in the three months ended March 31, 2008 and 2007.

NOTE 3 – DUE TO OFFICER

On March 28, 2008, the chief executive officer of the Company paid professional fees on the Company’s behalf. Repayment by the Company is on demand and bears no interest.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Operations

Cox Distributing, Inc. was founded as an unincorporated business in January 1984 and became a C corporation in the state of Nevada on April 6, 2007. At May 10, 2008, we had one employee, Stephen E. Cox, our founder and president. Mr. Cox devotes fulltime to us.

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

Substantially all of our revenue is earned during the crop growing season in Idaho beginning in early April and ending in July. The growing season averages approximately 110 days. We had no revenues and only accrued professional fees for the quarter ended March 31, 2008.

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

Private capital, if sought, will be sought from former business associates of our founder or private investors referred to us by those business associates. To date, we have not sought any funding source and have not authorized any person or entity to seek out funding on our behalf. If a market for our shares ever develops, of which there can be no assurances, we may use restricted shares of our common stock to compensate employees/consultants and independent contractors wherever possible. We believe that operations are generating sufficient cash to continue operations for the next 12 months from the date of this prospectus provided that our costs of being a public company remain below the maximum estimate provided above

Recently Issued Accounting Pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8889 on February 1, 2008. Commencing with its annual report for the fiscal year ending December 31, 2008, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement

•

of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

•

of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and

•

of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

Furthermore, in the following fiscal year, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

On September 15, 2006, the FASB issued FASB Statement No. 157 “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

On February 15, 2007, the FASB issued FASB Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits all entities to elect to measure many financial instruments and certain other items at fair value with changes in fair value reported in earnings. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3 “Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities” (“EITF Issue No. 07-3”) which is effective for fiscal years beginning after December 15, 2007. EITF Issue No. 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts will be recognized as an expense as the goods are delivered or the related services are performed. The Company does not expect the adoption of EITF Issue No. 07-3 to have a material impact on the financial results of the Company.

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007) “Business Combinations” (“SFAS No. 141(R)”), which requires the Company to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue No. 95-3 to be recorded as a component of purchase accounting. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company will adopt this standard at the beginning of the Company’s fiscal year ending December 31, 2008 for all prospective business acquisitions. The Company has not determined the effect that the adoption of SFAS No. 141(R) will have on the financial results of the Company.

In December 2007, the FASB issued FASB Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”), which causes noncontrolling interests in subsidiaries to be included in the equity section of the balance sheet. SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company will adopt this standard at the beginning of the Company’s fiscal year ending December 31, 2008 for all prospective business acquisitions. The Company has not determined the effect that the adoption of SFAS No. 160 will have on the financial results of the Company.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, as defined in Regulation S-K Section 303.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates. The Company does not undertake any specific actions to limit those exposures.

Item 4. Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) und er the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CAO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Company’s CEO and CAO, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of March 31, 2008.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this quarterly report.

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

Chief Executive Officer

and Chief Financial Officer

May 12, 2008