Form 10-Q
period 2008-06-30
China Armco Metals, Inc.
filed 2008-08-14
CIK 1410711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)
Form 10-Q

[√]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________

Commission file number: 333-145712

CHINA ARMCO METALS, INC
(Name of registrant as specified in its charter)

Nevada	26-0491904
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Waters Park Drive, Suite 98, San Mateo, CA	94403
(Address of principal executive offices)	(Zip Code)

(650) 212-7620
(Registrant's telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [√] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if smaller reporting company)	[ ]	Smaller reporting company	[√]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [ ] No [√]

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 7,606,000 shares of common stock are issued and outstanding as of August 14, 2008.

INDEX OF CERTAIN DEFINED TERMS USED IN THIS REPORT

When used in this report the terms:

–	“China Armco Metals”, “we”, “us” or “our” refers to China Armco Metals, Inc., a Nevada corporation, and our subsidiaries,

–	“Armco” refers to Armco & Metawise (HK), Ltd., a limited liability company established under the laws of Hong Kong.

–
“Armet” refers to Armet (Lianyungang) Renewable Resources Co., Ltd. (a/k/a Armet (Lianyungang) Scraps Co., Ltd.), a limited liability company established under the laws of the People’s Republic of China.

–	“Henan Armco” refers to Henan Armco & Metawise Trading Co., Ltd. (“Henan Armco”), a limited liability company established under the laws of the People’s Republic of China.

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements.

CHINA ARMCO METALS, INC. AND SUBSIDIARIES

June 30, 2008 and 2007

INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Contents	Page(s)

Consolidated Balance Sheets at June 30, 2008 (Unaudited) and December 31, 2007	5

Consolidated Statements of Operations and Comprehensive Income (Loss) for the three Months Ended June 30, 2008 and 2007 (Unaudited)	6

Consolidated Statements of Operations and Comprehensive Income (Loss) for the six Months Ended June 30, 2008 and 2007 (Unaudited)	7

Consolidated Statement of Stockholder’s Equity for the Six Months Ended June 30, 2008 (Unaudited)	8

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2008 and 2007 (Unaudited)	9

Notes to the Consolidated Financial Statements (Unaudited)	10 to 19

Schedule:

Schedule II Valuation and Qualifying Accounts for the interim period ended June 30, 2008 and 2007 (Unaudited)	20

CHINA ARMCO METALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$442,360	$232,286
Pledged deposits	434,288	564,150
Accounts receivable	1,814,454	2,586,529
Inventories	8,987,356	2,434,908
Advance on purchases	4,424,495	1,846,113
Prepaid expenses and other current assets	286,517	-

Total Current Assets	16,389,470	7,663,986

PROPERTY AND EQUIPMENT, net	149,497	131,596

LAND USE RIGHT, net	2,215,898	2,108,983

Total Assets	$18,754,865	$9,904,565

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
Forward foreign currency exchange contracts	$308,744	$308,744
Forward foreign currency exchange swap liabilities	31,818	12,079
Loan payable	1,528,765	-
Accounts payable	3,566,329	290,740
Due to stockholder	21,500	921,444
Customer deposits	3,459,130	2,228,720
Taxes payable	291,023	8
Accured expenses and other current liabilities	1,623,898	1,058,697

Total Current Liabilities	10,831,207	4,820,432

STOCKHOLDER'S EQUITY:
Preferred stock, $0.001 par value; 1,000,000 shares authorized;
none issued or outstanding	-	-
Common stock, $0.001 par value, 74,000,000 shares authorized,
7,606,000 and 5,300,000 shares issued and outstanding, respectively	7,606	5,300
Additional paid-in capital	303,913	367,726
Retained earnings	7,221,608	4,634,449
Accumulated other comprehensive income:
Foreign currency translation gain	390,531	76,658

Total Stockholder's Equity	7,923,658	5,084,133

Total Liabilities and Stockholder's Equity	$18,754,865	$9,904,565
See accompanying notes to unaudited consolidated financial statements

CHINA ARMCO METALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Month Period Ended
	June 30, 2008	June 30, 2007
NET REVENUES	$13,014,476	$5,666,869

COST OF GOODS SOLD	12,137,404	4,964,115

GROSS PROFIT	877,072	702,754

OPERATING EXPENSES:
Selling expenses	20,899	28,980
General and administrative expenses	124,533	73,657

Total operating expenses	145,432	102,637

INCOME FROM OPERATIONS	731,640	600,117

OTHER (INCOME) EXPENSE:
Interest expense	97,336	-
Gain from contract termination	(1,233,751)	-
Loss on forward foreign currency contracts	6,809	-
Other (income) expense	(115,612)	11,898

Total other (income) expense	(1,245,218)	11,898

INCOME BEFORE INCOME TAXES	1,976,858	588,219

INCOME TAXES	127,312	-

NET INCOME	1,849,546	588,219

OTHER COMPREHENSIVE INCOME:
Foreign currency translation gain	133,683	5,025

COMPREHENSIVE INCOME	$1,983,229	$593,244

INCOME PER COMMON SHARE - BASIC AND DILUTED:	$0.24	$0.08

Weighted average number of common shares outstanding - basic and diluted	7,606,000	7,606,000

See accompanying notes to unaudited consolidated financial statements

CHINA ARMCO METALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Six Month Period Ended
	June 30, 2008	June 30, 2007
NET REVENUES	$22,789,813	$9,016,550

COST OF GOODS SOLD	20,683,123	8,318,132

GROSS PROFIT	2,106,690	698,418

OPERATING EXPENSES:
Selling expenses	31,513	146,106
General and administrative expenses	341,441	134,269

Total operating expenses	372,954	280,375

INCOME FROM OPERATIONS	1,733,736	418,043

OTHER (INCOME) EXPENSE:
Interest expense	97,336	-
Gain from contract termination	(1,233,751)	-
Loss on forward foreign currency contracts	19,739	-
Other (income) expense	(122,712)	116,883

Total other (income) expense	(1,239,388)	116,883

INCOME BEFORE INCOME TAXES	2,973,124	301,160

INCOME TAXES	385,965	-

NET INCOME	2,587,159	301,160

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation gain (loss)	313,873	(48,766)

COMPREHENSIVE INCOME (LOSS)	$2,901,032	$252,394

INCOME PER COMMON SHARE - BASIC AND DILUTED:	$0.34	$0.04

Weighted average number of common shares outstanding - basic and diluted	7,606,000	7,606,000

See accompanying notes to unaudited consolidated financial statements

CHINA ARMCO METALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
For the Six Month Period Ended June 30, 2008
(UNAUDITED)

					Accumulated
					Other
					Comprehensive
					Income
					Foreign
	Common Stock, $0.001 Par Value		Additional	Retained	Currency	Total
	Number of		Paid-in	Earnings	Translation	Stockholder's
	Shares	Amount	Capital	(Deficit)	Gain	Equity

Balance, December 31, 2006	5,300,000	$5,300	$367,726	$702,658	$9,632	$1,085,316

Comprehensive income
Net income				5,391,179		5,391,179
Foreign currency translation gain					67,026	67,026

Total comprehensive income						5,458,205

Dividends				(1,459,388)		(1,459,388)

Balance, December 31, 2007	5,300,000	5,300	367,726	4,634,449	76,658	5,084,133

Reverse acquisition	2,306,000	2,306	(63,813)		-	(61,507)

Comprehensive income
Net income				2,587,159		2,587,159
Foreign currency translation gain					313,873	313,873

Total comprehensive income						2,901,032

Balance, June 30, 2008	7,606,000	$7,606	$303,913	$7,221,608	$390,531	$7,923,658

See accompanying notes to unaudited consolidated financial statements

CHINA ARMCO METALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Month Period Ended
	June 30, 2008	June 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,587,159	$301,160
Adjustments to reconcile net income to net cash provided by
(used in) operating activities
Amortization expense	44,263	14,798
Loss from disposal of property and equipment	248	12,033
Changes in operating assets and liabilities:
Bank acceptance notes receivable
Accounts receivable	772,075	1,214,096
Inventories	(6,402,636)	(1,140,513)
Advance on purchases	(2,464,797)	(36,883)
Prepayments and other current assets	(463,238)	(682,732)
Forward foreign exchange contracts swap	19,739	-
Accounts payable	3,326,338	22,368
Customer deposits	1,093,284	2,737,997
Taxes payable	409,805	(21)
Accrued expenses and other current liabilities	521,846	599,631

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(555,914)	3,041,934

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received from reverse acquisition	11,506	-
Proceeds from release of pledged deposits	164,572	-
Payment made towards pledged deposits	-	(95,962)
Purchases of property and equipment	(4,338)	(120,368)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	171,740	(216,330)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	1,487,265	-
Amounts received from (paid to) related parties	(919,332)	(102,183)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	567,933	(102,183)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	26,315	11,602

NET CHANGE IN CASH	210,074	2,735,023

Cash at beginning of year	232,286	137,798

Cash at end of year	$442,360	$2,872,821

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$3,449	$-
Taxes paid	$-	$-
See notes to unaudited consolidated financial statements

CHINA ARMCO METALS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2008 and 2007
(Unaudited)

NOTE 1 – ORGANIZATION AND OPERATIONS

China Armco Metals, Inc. (formerly Cox Distributing, Inc.) (“Armco Metals” or the ‘Company”) was founded as an unincorporated business in January 1984 and was incorporated as a C corporation in the State of Nevada on April 6, 2007 at which time 9,100,000 shares of common stock were issued to the Company’s founder in exchange for the existing business of Cox Distributing. No value was given to the stock issued by the newly formed corporation. Therefore, the shares were recorded to reflect the $.001 par value and paid in capital was recorded as a negative amount ($910). The Company engaged in the distribution of organic fertilizer products used to improve soil and growing conditions for the potato farmers of eastern Idaho. On June 27, 2008, the Company amended its Articles of Incorporation, and changed its name to China Armco Metals, Inc.

Merger of Armco & Metawise (H.K) Limited and Subsidiaries (“Armco”)

On June 27, 2008, the Company entered into a share purchase agreement (the “Share Purchase Agreement”) and consummated a share purchase (the “Share Purchase”) with Armco and Feng Gao, who owned 100% of the issued and outstanding shares of Armco (the “Armco Shareholder”). In connection with the acquisition, the Company purchased from the Armco Shareholder 100% of the issued and outstanding shares of Armco’s capital stock for $6,890,000 by delivery of the Company’s purchase money promissory note. In addition, the Company issued to Ms. Gao a stock option entitling Ms. Gao to purchase a total of 5,300,000 shares of the Company’s common stock, par value $.001 per share (the “Common Stock”) at $1.30 per share which expires on September 30, 2008 and 2,000,000 shares at $5.00 per share which expire on June 30, 2010 (the “Gao Option”). On August 12, 2008, Ms. Gao exercised her option to purchase and the Company issued 5,300,000 shares of its common stock in exchange for the $6,890,000 note owed to Ms. Gao. The shares issued represent approximately 69.7% of the issued and outstanding Common Stock immediately after the consummation of the Share Purchase and exercise of the option to purchase 5,300,000 shares of the Company’s common stock at $1.30 per share. As a result of the ownership interests of the former shareholders of Armco, for financial statement reporting purposes, the merger between the Company and Armco has been treated as a reverse acquisition with Armco deemed the accounting acquirer and the Company deemed the accounting acquiree under the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141 “Business Combinations” (“SFAS No. 141”). The reverse merger is deemed a capital transaction and the net assets of Armco (the accounting acquirer) are carried forward to the Company (the legal acquirer and the reporting entity) at their carrying value before the combination. The acquisition process utilizes the capital structure of the Company and the assets and liabilities of Armco which are recorded at historical cost. The equity of the Company is the historical equity of Armco retroactively restated to reflect the number of shares issued by the Company in the transaction.

Armco & Metawise (H.K) Limited and Subsidiaries was incorporated on July 13, 2001 under the laws of the Hong Kong Special Administrative Region (“HK SAR”) of the People’s Republic of China (“PRC”). Armco engages in the import, export and distribution of ferrous and non-ferrous ores and metals, and the recycling of scrap steel.

On January 9, 2007, Armco formed Armet (LianYunGang) Renewable Resources Co, Ltd. (“Armet”), a wholly-owned foreign enterprise (“WOFE”) subsidiary in the PRC. Armet is constructing a scrap steel recycling facility and upon completion of construction will engage in the recycling and sale of scrap steel.

Henan Armco and Metawise Trading Co., Ltd. (“Henan”) was incorporated on June 6, 2002 in the PRC. Henan engages in the import, export and distribution of ferrous and non-ferrous ores and metals.

Merger of Henan Armco and Metawise Trading Co., Ltd. (“Henan”) with Armet, Companies under Common Control

On December 28, 2007, Armco by and through its wholly owned subsidiary, Armet, entered into a Share Transfer Agreement with Henan, a company under common control with ARMCO. The acquisition of Henan has been recorded using the purchase method of accounting at historical amounts as Armet and Henan were under common control since June 2002. The unaudited consolidated financial statements have been presented as if the acquisition of Henan had occurred on January 1, 2006.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. These interim consolidated financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2007 and notes thereto contained in the Company’s Annual Report on Form 10-KSB filed with the SEC on March 28, 2008 and the consolidated financial statements of Armco for the year ended December 31, 2007 and notes thereto contained in the Company’s Current Report on Form 8-K as filed with the SEC on July 1, 2008 as amended by Form 8-K/A filed on August 13, 2008. Interim results are not necessarily indicative of the results for the full year.

The consolidated financial statements include all the accounts of Armco and Henan as of June 30, 2008 and 2007 and for the interim periods then ended. Armet is included as of June 30, 2008 and for the interim period ended June 30, 2008 and the period from January 9, 2007 (inception) through June 30, 2007. Armco Metals is included as of June 30, 2008 and for the period from June 27, 2008 through June 30, 2008. All inter-company balances and transactions have been eliminated.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reported period. Significant estimates include the estimated useful lives of property and equipment. Actual results could differ from those estimates.

Cash equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Pledged deposits

Pledged deposits consists of (i) amounts held for outstanding letters of credit maturing in future periods and (ii) deposits held for outstanding forward foreign currency hedging contracts maturing in future periods.

Trade accounts receivable

Trade accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience, customer specific facts and economic conditions. Bad debt expense is included in general and administrative expenses, if any.

Outstanding account balances are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure to its customers.

Inventories

The Company values inventories, consisting of purchased products, at the lower of cost or market. Cost is determined on the First-in and First-out method. The Company regularly reviews its inventories on hand and, when necessary, records a provision for excess or obsolete inventories based primarily on current selling price and sales prices of confirmed backlog orders. The Company determined that there was no inventory obsolescence as of June 30, 2008 and 2007.

Property and equipment

Property and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of property and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful lives ranging from five (5) years to ten (10) years. Upon sale or retirement of property and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in operations. Leasehold improvements, if any, are amortized on a straight-line basis over the lease period or the estimated useful life, whichever is shorter. Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

Land use right

Land use right represents the cost to obtain the right to use land in the PRC. Land use right is carried at cost and amortized on a straight-line basis over the life of the right of fifty (50) years. Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

Impairment of long-lived assets

The Company follows Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) for its long-lived assets. The Company’s long-lived assets, which include property, plant and equipment, and land use right are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company determined that there were no impairments of long-lived assets as of June 30, 2008 or 2007.

Customer deposits

Customer deposits primarily represent amounts received from customers for future delivery of products, all of which were fully or partially refundable depending upon the terms and conditions of the sales agreement.

Derivatives

The Company accounts for derivatives in accordance with Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) and the related interpretations. SFAS No. 133, as amended, requires companies to recognize all derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on: (i) whether the derivative has been designated and qualifies as part of a hedging relationship, and (ii) the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument based upon the exposure being hedged as either a fair value hedge, cash flow hedge or hedge of a net investment in a foreign operation.

The Company employs foreign currency forward contracts to convert unforeseeable foreign currency exchange rate to fixed foreign currency exchange rate. The Company does not use derivatives for speculation or trading purposes. Changes in the fair value of derivatives are recorded each period in current earnings or through other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and the type of hedge transaction. The ineffective portion of all hedges is recognized in current earnings. The Company has sales and purchase commitments denominated in foreign currencies. Foreign currency forward contracts are used to hedge against the risk of change in the fair value of these commitments attributable to fluctuations in exchange rates (“Fair Value Hedges”). Changes in the fair value of the derivative instrument are generally offset in the income statement by changes in the fair value of the item being hedged.

Fair value of financial instruments

The Company follows Statement of Financial Accounting Standards No. 107 “Disclosures about Fair Value of Financial Instruments” (“SFAS No. 107”) for its financial instruments. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts of financial assets and liabilities, such as cash, accounts receivable, prepayments and other current assets, accounts payable, accrued expenses and other current liabilities, approximate their fair values because of the short maturity of these instruments.

Revenue recognition

The Company follows the guidance of the United States Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 101 “Revenue Recognition” (“SAB No. 101”), as amended by SAB No. 104 (“SAB No. 104”) for revenue recognition. The Company records revenue when persuasive evidence of an arrangement exists, service has been rendered, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. In addition to the aforementioned general policy, the following are the specific revenue recognition policies for each major category of revenue:

(i) Import, export and distribution of ferrous and non-ferrous ores and metals: The Company derives its revenues from sales contracts with customers with revenues being generated upon the shipment of goods. Persuasive evidence of an arrangement is demonstrated via invoice, product delivery is evidenced by warehouse shipping log as well as a signed bill of lading from the trucking or rail company and title transfers upon shipment, based on free on board (“FOB”) warehouse terms; the sales price to the customer is fixed upon acceptance of the purchase order and there is no separate sales rebate, discount, or volume incentive. When the Company recognizes revenue, no provisions are made for returns because, historically, there have been very few sales returns and adjustments that have impacted the ultimate collection of revenues.

(ii) Import and export agent services: Revenue from import and export agent services is recognized as the services are provided. The import and export agent services are considered provided when the goods to be imported or exported by the customer are delivered to the designated port specified by the service contract. The Company follows the Financial Accounting Standards Board Emerging Issues Task Force Issue No. 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent” for revenue recognition to report revenue net for its import and export agent services since the Company (1) takes title to the products with full payment for the goods and related cost from the customer, (2) has no risks and rewards of ownership, such as the risk of loss for collection, delivery, or returns, and (3) acts as an agent or broker (including performing services, in substance, as an agent or broker) with compensation on a commission or fee basis on any of its outsourcing projects.

Stock-based compensation

The Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (“SFAS No. 123R”) using the modified prospective method. The fair value of each option grant estimated on the date of grant uses the Black-Scholes option-pricing model with the following weighted-average assumptions:

June 27, 2008
Risk-free interest rate	2.650%
Dividend yield	0.00%
Expected volatility	0.00%
Expected option life (year)	2.00

The expected life of the options has been determined using the simplified method as prescribed in SEC Staff Accounting Bulletin No. 107 (“SAB 107”). The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award. Additionally, the Company’s policy is to issue new shares of common stock to satisfy stock option exercises.

The option to purchase 2,000,000 shares of the Company’s common stock at $5.00 per share were valued at $0, the fair market value at the date of issuance, using the Black-Scholes valuation model, of nil. The adoption of SFAS No. 123R increased the Company’s reported operating loss and net loss by nil for the interim period ended June 30, 2008. The expense is classified as selling, general and administrative expense on the statement of operations.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs shown in the table above for 2008 are as follows:

•	The expected volatility is based on a combination of the historical volatility of the comparable companies’ stock over the contractual life of the options.

•
The Company uses historical data to estimate employee termination behavior. The expected life of options granted is derived from SAB 107 and represents the period of time the options are expected to be outstanding.

•	The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option.

•	The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the contractual life of the option.

Shipping and handling costs

The Company accounts for shipping and handling fees in accordance with the Financial Accounting Standards Board Emerging Issues Task Force Issue No. 00-10 “Accounting for Shipping and Handling Fees and Costs” (“EITF Issue No. 00-10”). While amounts charged to customers for shipping products are included in revenues, the related costs are classified in cost of goods sold as incurred.

Income taxes

The Company follows Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS No. 109”), which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Consolidated Statements of Operations and Comprehensive Income in the period that includes the enactment date.

Foreign currency translation

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52 “Foreign Currency Translation” (“SFAS No. 52”) and are included in determining net income or loss.

The financial records of the Company are maintained in their local currency, the Renminbi (“RMB”), which is the functional currency. Assets and liabilities are translated from the local currency into the reporting currency, U.S. dollars, at the exchange rate prevailing at the balance sheet date. Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the combined and consolidated financial statements. Foreign currency translation gains (losses) resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining accumulated other comprehensive income in the combined and consolidated statement of stockholders’ equity.

RMB is not a fully convertible currency. All foreign exchange transactions involving RMB must take place either through the People’s Bank of China (the “PBOC”) or other institutions authorized to buy and sell foreign exchange. The exchange rate adopted for the foreign exchange transactions are the rates of exchange quoted by the PBOC, which are determined largely by supply and demand. Translation of amounts from RMB into U.S. dollars has been made at the following exchange rates for the respective years:

June 30, 2008
Balance sheet	RMB 6.8718 to US$1.00
Statement of operations and comprehensive income	RMB 7.0726 to US$1.00
June 30, 2007
Balance sheet	RMB 7.6120 to US$1.00
Statement of operations and comprehensive income	RMB 7.7177 to US$1.00
December 31, 2006
Balance sheet	RMB 7.8041 to US$1.00

Commencing July 21, 2005, China adopted a managed floating exchange rate regime based on market demand and supply with reference to a basket of currencies. The exchange rate of the U.S. dollar against the RMB was adjusted from approximately RMB 8.28 per U.S. dollar to approximately RMB 8.11 per U.S. dollar on July 21, 2005. Since then, the PBOC administers and regulates the exchange rate of the U.S. dollar against the RMB taking into account demand and supply of RMB, as well as domestic and foreign economic and financial conditions.

Net gains or losses resulting from foreign exchange transactions, if any, are included in the Consolidated Statements of Operations and Comprehensive Income (Loss). The foreign currency translation gain (loss) at June 30, 2008 and 2007 was $313,873 and ($48,766) and effect of exchange rate changes on cash flows for interim periods then ended were $26,315 and $11,602, respectively.

Comprehensive income (loss)

The Company has adopted Statement of Financial Accounting Standards No. 130 “Reporting Comprehensive Income” (“SFAS No. 130”). This statement establishes rules for the reporting of comprehensive income (loss) and its components. Comprehensive income (loss), for the Company, consists of net income (loss) and foreign currency translation adjustments and is presented in the Consolidated Statements of Operations and Comprehensive Income (Loss) and Stockholders’ Equity.

Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to Statement of Financial Accounting Standards No. 128 “Earnings Per Share” (“SFAS No. 128”). Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period to reflect the potential dilution that could occur from common shares issuable through stock options, which excludes 2,000,000 shares of common stock issuable under stock options outstanding for the six months ended June 30, 2008 and 2007, respectively. These potential shares of common stock were not included as they were anti-dilutive.

Recently issued accounting pronouncements

On June 5, 2003, the United States Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8934 on June 26, 2008. Commencing with its annual report for the year ending December 31, 2009, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement

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

On September 15, 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 157 “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

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

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007) “Business Combinations” (“SFAS No. 141(R)”), which requires the Company to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue No. 95-3 to be recorded as a component of purchase accounting. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company will adopt this standard at the beginning of the Company’s year ending December 31, 2008 for all prospective business acquisitions. The Company has not determined the effect that the adoption of SFAS No. 141(R) will have on the financial results of the Company.

In December 2007, the FASB issued FASB Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”), which causes noncontrolling interests in subsidiaries to be included in the equity section of the balance sheet. SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company will adopt this standard at the beginning of the Company’s year ending December 31, 2008 for all prospective business acquisitions. The Company has not determined the effect that the adoption of SFAS No. 160 will have on the financial results of the Company.

In March 2008, the FASB issued FASB Statement No. 161 “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133” (“SFAS No. 161”), which changes the disclosure requirements for derivative instruments and hedging activities. Pursuant to SFAS No.161, Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. SFAS No. 161 encourages but does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In years after initial adoption, this Statement requires comparative disclosures only for periods subsequent to initial adoption. The Company will adopt this standard at the beginning of the Company’s year ending December 31, 2008. The Company does not expect the adoption of SFAS No. 161 to have a material impact on the financial results of the Company.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 – INVENTORIES

Inventories at June 30, 2008 and December 31, 2007 consisted of the following:

	June 30, 2008	December 31, 2007
Goods purchased	$8,987,356	$2,434,908

	$8,987,356	$2,434,908

NOTE 4 – LAND USE RIGHTS

In September 2007, the Company obtained a certificate of a land use right from the Chinese government, whereby the Company acquired the right to use certain land until December 30, 2056 in exchange for RMB 15,460,302. The purchase price is being amortized over the term of the right of approximately fifty (50) years.

Land use rights at cost at June 30, 2008 and December 31, 2007, consisted of the following:

	June 30, 2008	December 31, 2007
Land use rights	$2,249,818	$2,119,417
Accumulated amortization	(33,920)	(10,434)

	$2,215,898	$2,108,983

Amortization expense

Amortization expense for the six months ended June 30, 2008 and 2007 was $23,486 and $0, respectively. Amortization expense for the next five years is approximately $44,390 per year.

NOTE 5 – FINANCIAL INSTRUMENTS

The Company utilized forward foreign currency exchange contracts with a financial institution, resulting in a fixed foreign currency exchange rate of U.S. $1.00 to RMB 7.3750. These forward foreign currency exchange contracts will expire through August 2, 2008.

The forward foreign currency exchange contracts and related swap liabilities at June 30, 2008 and December 31, 2007 consisted of the following:

	June 30, 2008	December 31, 2007
Forward foreign currency exchange contracts	$308,744	$308,744
Forward foreign currency exchange swap liabilities	31,818	12,079

	$340,562	$320,823

NOTE 6 – LOAN PAYABLE

Loans payable at June 30, 2008 and December 31, 2007, consisted of the following:

	June 30, 2008	December 31, 2007
Loans payable to a financial institution, guaranteed by the Company's stockholder, chairman, president and Chief Executive Officer, with interest at 4.85% per annum payable monthly, with principal due on September 18, 2008	$1,487,265	$-
Loan payable to stockholder, bears no interest and have no formal repayment term.	41,500	-

	$1,528,765	$-

NOTE 7 – RELATED PARTY TRANSACTIONS

Advances to (from) chairman, chief executive officer and sole stockholder

Advances to (from) chairman, chief executive officer and sole stockholder at June 30, 2008 and December 31, 2007, consisted of the following:

	June 30, 2008	December 31, 2007
Advances to (from) chairman, chief executive officer and a former officer	$(21,500)	$(921,444)

	$(21,500)	$(921,444)

The advances bear no interest and have no formal repayment terms.

From time to time, the Company engage in business transactions with related parties. At December 31, 2007, Mr. Yao, its stockholder and Chief Executive Officer had advanced the Company $921,444 which were repaid in the first quarter of 2008. At June 30, 2008 Stephen E. Cox, our former Chief Executive Officer had advanced the Company $21,500.

NOTE 8 – STOCKHOLDERS’ EQUITY

Stock options

On June 27, 2008, the Company entered into a share purchase agreement (the “Share Purchase Agreement”) and consummated a share purchase (the “Share Purchase”) with Armco & Metawise (H.K) Limited (“Armco HK”) and Feng Gao, who owned 100% of the outstanding shares of Armco HK (the “Armco HK Shareholder”). Under the Share Purchase Agreement, the Company purchased from Ms. Gao, the sole shareholder of Armco (the “Armco Shareholder”), 100% of the issued and outstanding shares of Armco’s capital stock for $6,890,000 by delivery of the Company’s purchase money promissory note (the “Share Purchase”). In addition, the Company issued to Ms. Gao a stock option entitling Ms. Gao to purchase 5,300,000 shares of our common stock, par value $.001 per share (the “Common Stock”) at $1.30 per share which expires on September 30, 2008 and 2,000,000 shares at $5.00 per share which expires on June 30, 2010, vested immediately (the “Gao Option”). On August 12, 2008, Ms. Gao exercised her option to purchase and the Company issued 5,300,000 Shares in exchange for the $6,890,000 note owed to Ms. Gao. Accordingly, the 5,300,000 Shares issued to Ms. Gao represent approximately 69.7% of the issued and outstanding Shares of the Company giving effect to the cancellation of 7,694,000 Shares owned by Mr. Cox.

The fair value of the stock options granted under Share Purchase Agreement using the Black-Scholes Option Pricing Model was nil at the date of grant. For the interim period ended June 30, 2008 and 2007, the Company recorded nil as stock-based compensation for shares vested respectively.

The table below summarizes the Company’s stock option activity for the interim period ended June 30, 2008:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Grant	Aggregate Intrinsic Value

Balance, December 31, 2007	-	$-	$-	-	$-
Granted	2,000,000	5.00	5.00	*	*
Canceled	-	-	-		-
Exercised	-	-	-		-
Expired	-	-	-		-
Balance, June 30, 2008	2,000,000	$5.00	$5.00	*	$-
Vested and exercisable, June 30, 2008	2,000,000	$5.00	$5.00	*	$-
Unvested, June 30, 2008	-	$5.00	$5.00	*	$-
* - Less than $1

As of June 30, 2008, there was no unrecognized compensation cost related to unvested share-based compensation arrangements that is expected to be recognized in the future periods.

The following table summarizes information concerning outstanding and exercisable stock options as of June 30, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$5.00	2,000,000	2.00	$5.00	2,000,000	2.00	$5.00

$5.00	2,000,000	2.00	$5.00	2,000,000	2.00	$5.00

NOTE 9 – CONCENTRATIONS AND CREDIT RISK

(i) Customers and Credit Concentrations

One unrelated customer accounted for approximately 97% of total sales for the interim period ended June 30, 2008 and two different unrelated customers accounted for approximately 62% and 33% of total sales for the interim period ended June 30, 2007, respectively.

(ii) Vendor Concentrations

One unrelated vendor accounted for 85% of total purchases for the interim period ended June 30, 2008. The Company did not make any material purchases for the interim period ended June 30, 2007.

(iii) Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents. As of June 30, 2008, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, none of which are insured. However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

(iv) Foreign currency risk

The Company is exposed to fluctuations in foreign currencies for transactions denominated in currencies other than RMB, the functional currencies due to the fact the majority of the Company’s purchasing activities are transacted in foreign currencies. The Company had foreign currency hedges in place at June 30, 2008 to reduce such exposure. The estimated loss in fair value on foreign currency hedges outstanding as of June 30, 2008 was $31,818.

NOTE 10 - FOREIGN OPERATIONS

(i) Operations

Substantially all of the Company’s operations are carried out and all of its assets are located in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC. The Company’s business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency fluctuation and remittances and methods of taxation, among other things.

(ii) Dividends and Reserves

Under the laws of the PRC, net income after taxation can only be distributed as dividends after appropriation has been made for the following: (i) cumulative prior years’ losses, if any; (ii) allocations to the “Statutory Surplus Reserve” of at least 10% of net income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company’s registered capital; (iii) allocations of 5-10% of income after tax, as determined under PRC accounting rules and regulations, to the Company’s “Statutory Common Welfare Fund”, which is established for the purpose of providing employee facilities and other collective benefits to employees in PRC; and (iv) allocations to any discretionary surplus reserve, if approved by stockholders.

As of June 30, 2008, the Company had no Statutory Surplus Reserve and the Statutory Common Welfare Fund established and segregated in retained earnings.

NOTE 11 – SUBSEQUENT EVENTS

On July 25, 2008 and July 31, 2008, the Company closed the first and second rounds of a private placement raising $6,896,229 from eighty-two (82) accredited investors through the sale of 22.9 units of its securities at an offering price of $300,000 per unit in a private placement exempt from registration under the Securities Act of 1933, as amended (the “Act”) in reliance on exemptions provided by Regulation D, Regulation S and Section 4(2) of the Act (the “Offering”). Each unit sold in the Offering consists of 100,000 shares of the Company’s common stock, $.001 par value per share at a per share purchase price of $3.00, and five (5) year warrants to purchase 100,000 shares of common stock with an exercise price of $5.00 per share (the “Warrants“).

On August 8, 2008 the Company closed the third round of the Offering by raising $523,500 from ten (10) investors through the sale of 1.745 units of its securities at an offering price of $300,000- per unit.

The Company paid FINRA member broker-dealers cash commissions of $1,680 and issued those firms five (5) year warrants to purchase a total of 15,450 shares of its common stock at $5.00 per share as compensation for services to the Company in connection with the Offering. The Company also paid due diligence fees to certain investors or their advisors in connection with the Offering aggregated $50,670 in cash. The recipients of these fees included China Direct Investments, Inc., a subsidiary of China Direct, Inc. and a principal shareholder of the company. After payment of these fees and costs associated with the Offering, the Company received net proceeds of approximately $471,150 in the third round of the Offering. The net proceeds of the third round of the Offering will be combined with the net proceeds of the previous rounds of the Offering all of which will be used for construction of a scrap steel recycling facility in China as previously disclosed by the Company and general corporate working capital purposes.

In the aggregate, the Comapny have raised $7,419,729 in the Offering from ninety-two (92) accredited investors through the sale of 24.73 units and after payment of cash commissions, due diligence fees and costs associated with the Offering, the Company received net proceeds of approximately $6,585,468.

Schedule II

CHINA ARMCO METALS, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
For the Interim Period Ended June 30, 2008 and 2007

	Balance at	Add	Deduct	Add	Balance at end
	beginning of	Charge to	bad debt	translation	of
	period	Income	written off	adjustment	period
For the interim period ended December 31, 2007:
Allowance for doubtful accounts	$-	$-	$ (-)	$-	$-
For the interim period ended June 30, 2008:
Allowance for doubtful accounts	$-	$-	$ (-)	$-	$-

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the information contained in our unaudited consolidated financial statements and the notes thereto appearing elsewhere herein and in conjunction with the Management’s Discussion and Analysis set forth in (1) our Annual Report on Form 10-KSB for the year ended December 31, 2007, (2) our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 and (3) our Current Report on Form 8-K filed July 1, 2008.

We are on a calendar year; as such the three months period ending June 30, is our second quarter. The year ended December 31, 2007 is referred to as “2007”, and the coming year ending December 31, 2008 is referred to as “2008”.

OVERVIEW OF OUR PERFORMANCE AND OPERATIONS

Our Business

We import, sell and distribute metal ores and non-ferrous metals to the metal refinery industry in China. We obtain raw materials from global suppliers in Brazil, India, South America, Oman, Turkey, Iran, Libya, Nigeria, Indonesia, and the Philippines. We distribute these raw materials to the metal refinery industry within China including but not limited to iron ore, coal, chrome ore, nickel ore, copper ore, scrap steel, and manganese ore. As well, we are a U.S. based distributor of organic fertilizer products used to improve soil and growing conditions for the potato farmers of eastern Idaho.

We are in the process of constructing a scrap steel recycling facility in the Banqiao Industrial Zone of Lianyungang Economic Development Zone in the Jiangsu province of the PRC. Upon completion of our planned metal recycling facility, we will seek to recycle automobiles, machinery, building materials, dismantled ships and various other scrap steel and will sell and distribute recycled scrap steel to the metal refinery industry utilizing our existing network of metal ore customers in the PRC. We expect to commence recycling operations in the second quarter of 2009.

Effective June 27, 2008, Armco entered into an agreement to be acquired by us. Following the close of the acquisition we changed our former corporate name Cox Distributing, Inc. to China Armco Metals, Inc.

China is the largest developing country in the world, and the demand for steel has been growing steadily over the past decade as the country continues to experience an industrial revolution. Management estimates domestic steel production should continue to witness significant growth as China continues to grow. The steel industry is an important basic industry of the national economy of China, and plays a vital role in the recent industrialization efforts of the country. As witnessed over the last decade, the production of steel has increased dramatically throughout the world, and particular in China. According to the www.worldsteel.org, in 2007 worldwide crude steel production amounted to 1,344 million metric tons while China accounted for approximately 489 million metric tons. In 2006, worldwide crude steel production amounted to 1,244 million metric tons with China accounting for 422 million metric tons. Globally, this increase represents an approximate 8% increase from 2006 to 2007. However steel production in China increased approximately 16% from 2006 to 2007.

We believe recycling operations will become strong growth drivers worldwide as natural resources continue to be depleted and the amount of unprocessed scrap steel becomes available as a result of increases in consumer demand for products made from steel that eventually are recycled. We intend to invest substantially all of the $6.6 million in net proceeds we raised in our July 2008 private offering of our common stock and warrants to fund the construction of our planned scrap metal recycling facility beginning in the third quarter of 2008. This planned investment is in addition to the approximately $3 million of investment capital we have expended on this project in 2007 and 2008.

Our Performance

In the second quarter of 2008, we experienced growth in net revenues, income and assets. This growth was attributable to increased demand for our products and rising market prices in China. During the six months ended June 30, 2007 chrome ore, iron ore, and nickel ore represented approximately 90%, 6% and 3% of or revenues respectively. During the six months ended June 30, 2008 iron ore, steel and chrome ore represented approximately 91%, 4% and 2% of our revenues respectively. The improved performance was offset by increased costs incurred in connection with the planning and construction of our scrap metal recycling facility which we expect to complete in the first quarter of 2009.

Impact of the 2008 Beijing Olympics

Substantially all of our subsidiaries and their operations are located in the PRC. Consequently, we could be adversely impacted by various policies recently adopted by the PRC which seek to minimize pollution by limiting the operation of polluting agents in advance of and during the Beijing Olympics to be held during August 2008. While it is not clear if the recently adopted anti-pollution policies some of which went into effect commencing on June 1, 2008, will apply to any of our customers, the policies could cause an interruption in the production of steel. Presently we have not been notified of any potential interruption in operations as a result of these policies.

We encounter a variety of challenges that may affect our business and should be considered as described in Item 6 “Management’s Discussion and Analysis or Plan of Operation - Risk Factors” of our Annual Report on Form 10-KSB for the year ended December 31, 2007, Item 1.01 “Risk Factors” of our Current Report on Form 8-K filed on July 1, 2008 and in the section of this Quarterly Report captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results”.

Presentation of Financial Statements

The presentation of the statements of operations included in Part 1, Item 1 in this Form 10-Q have been modified to allow for the reporting of deductions from net income to arrive at income (loss) applicable to common stockholders. Items reflected in our comprehensive income for the periods reported are now included in our financial notes to the unaudited financial statements included in this Form 10-Q.

RESULTS OF OPERATIONS

The table below summarizes the consolidated operating results for the three and six months ended June 30, 2008 and 2007.

	For the three months ended				For the six months ended
	June 30, 2008		June 30, 2007		June 30, 2008		June 30, 2007
	$		$		$		$
	(in 000’s)	%	(in 000’s)	%	(in 000’s)	%	(in 000’s)	%
				-				-
Revenues	$13,014	-	$5,667		$22,790	-	$9,016
Cost of revenues	12,137	93.26%	4,964	87.59%	20,683	90.75%	8,318	92.26%
Gross profit	877	6.74%	703	12.41%	2,107	9.25%	698	7.74%
Total operating expenses	145	1.11%	103	1.82%	373	1.64%	280	3.11%
Operating (loss) income	$732	5.62%	$600	10.59%	$1,734	7.61%	$418	4.64%

Net Revenues

Net revenues for the second quarter of 2008 were $13.0 million, an increase of 130% compared to the second quarter of 2007, and for the six months of 2008 were $22.8 million, an increase of 153% compared to the six months of 2007, due primarily to the growing demand for our products from our current customers and rising market prices in China. During the six months ended June 30, 2007 chrome ore, Iron ore, and nickel ore represented approximately 90%, 6% and 3% of or revenues respectively. During the six months ended June 30, 2008 iron ore, steel and chrome ore represented approximately 91%, 4% and 2% of our revenues respectively.

Cost of Revenues

Cost of revenues for the second quarter of 2008 were $12.1 million, an increase of $7.2 million compared to the second quarter of 2007, and for the six months of 2008 were $20.7 million, an increase of $12.4 million compared to the six months of 2007. These increases were due primarily to our increased purchases of metal ores to fulfill the increased level of customer orders and increases in the cost of raw materials.

Total Operating Expenses

Operating expenses for the second quarter of 2008 were $145,432, an increase of 41% compared to the second quarter of 2007, and for the six months of 2008 were $372,954, an increase of 33% compared to the six months of 2007. Our operating expenses are comprised of selling expenses as well as general and administrative expenses. These increases are a result of increased levels of sales operations and additional costs related to our Armet subsidiary which is in the planning and construction phase of a scrap metal recycling facility it plans to build in the Banqiao Industrial Zone of Lianyungang Economic Development Zone in Jiangsu province.

Other Income (expense)

Total other income for the second quarter of 2008 was $1.3 million, an increase of approximately $1.3 million compared to the second quarter of 2007. This increase was a result of a payment from one of our customers related to a termination of a contract for the purchase of goods.

Income tax benefit (expense)

For the years ended December 31, 2007 and 2006 Armco was exempt from Hong Kong SAR income taxes since none of its income was derived from operations conducted within Hong Kong during the relevant periods. Accordingly, no provision for income tax was made for the relevant periods. Effective January 1, 2008 Armco will be subject to Hong Kong SAR income tax; the statutory tax rate for Armco is 17.5%. Accordingly we recorded an income tax provision of $127,312 and $385,965 for the three and six months ended June 30, 2008, respectively.

Net Income

For the three and six months ended June 30, 2008 our net income increased sharply to $1.8 million and $2.6 million from $0.6 and $0.3 in 2007, respectively. These increases are a result of the income derived from increases in net revenue derived from increased sales and the growth in demand for our products in China and the income generated from the termination of a contract with one of our customers.

LIQUIDITY AND CAPITAL RESOURCES OF ARMCO AND ITS SUBSIDIARIES

At June 30, 2008 and December 31, 2007 we had cash and cash equivalents of $442,360, and $232,286, respectively. We have historically met our liquidity requirements utilizing internally generated cash derived from our operations.

As described elsewhere herein, we intend to invest substantially all of the $6.5 million of the net proceeds from our July 2008 private offering of our common stock and warrants to fund the construction of our planned scrap metal recycling facility beginning in the third quarter of 2008. We intend to use the balance of the net offering proceeds of this offering for working capital to expand our metal ore distribution business. We believe that upon completion of the construction of the scrap metal recycling facility, we will be able to sell the recycled scrap metal utilizing our existing network of customers. In addition to the net proceeds of our July 2008 offering, we will need to secure additional investment capital and/or bank and vendor financing to provide sufficient funds to complete this project. There is no assurance, however, that we will be successful in obtaining the additional financing that we require or that such financing may not be on terms deemed to be desirable to our management. In the event we are successful, there is no assurance that such investment will result in enhanced operating performance. Unless we can obtain additional financing, we will be unable to complete construction of our planned scrap steel recycling project. Any inability on our part to secure additional financing during 2008, as needed, will have a material adverse effect on our growth plans.

The following table provides certain selected balance sheet comparisons as of June 30, 2008 and December 31, 2007.

	June 30,	December 31,	Increase /
	2008	2007	(decrease)%
	(Unaudited)

Cash	$442,360	$232,286	210,074	90%
Pledged deposits	434,288	564,150	(129,862)	-23%
Accounts receivable, net	1,814,454	2,586,529	(772,075)	-30%
Inventories, net	8,987,356	2,434,908	6,552,448	269%
Advance on purchases	4,424,495	1,846,113	2,578,382	139%
Prepayments and other current assets	286,517	0	286,517	nm
Total current assets	16,389,470	7,663,986	8,725,484	114%
Property and equipment, net	149,497	131,596	(9,933)	-6%
Land use rights, net	2,215,898	2,108,983	106,915	5%
Total assets	$18,754,865	$9,904,565	$8,850,300	89%

Forward foreign currency exchange contracts and swap liabilities	308,744	308,744	0	0%
Forward foreign currency exchange swap liabilities	31,818	12,079	19,739	163%
Short-term loans	1,528,765	-	-	nm
Accounts payable	3,566,329	290,740	3,275,589	nm
Due to stockholder	21,500	921,444	(899,944)	-98%
Customer deposits	3,459,130	2,228,720	1,230,410	55%
Taxes payable	291,023	8	291,015	nm
Accrued expenses and other current liabilities	1,623,898	1,058,697	565,201	53%
Total current liabilities	10,831,207	4,820,432	6,010,775	125%
Total liabilities	$10,831,207	$4,820,432	$6,010,775	125%

nm – not meaningful

All of our cash reserves of $442,360 at June 30, 2008, are in the form of RMB held in bank accounts at financial institutions located in the PRC. Cash held in banks in the PRC is not insured. The value of cash on deposit in China at June 30, 2008 has been translated based on the exchange rate as of June 30, 2008. In 1996, the Chinese government introduced regulations which relaxed restrictions on the conversion of the RMB; however restrictions still remain, including but not limited to restrictions on foreign invested entities. Foreign invested entities may only buy, sell or remit foreign currencies after providing valid commercial documents at only those banks authorized to conduct foreign exchanges. Furthermore, the conversion of RMB for capital account items, including direct investments and loans, is subject to PRC government approval. Chinese entities are required to establish and maintain separate foreign exchange accounts for capital account items. We cannot be certain Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB, especially with respect to foreign exchange transactions. Accordingly, cash on deposit in banks in the PRC is not readily deployable by us for purposes outside of China.

Our current assets at June 30, 2008 increased $8.7 million, or approximately 114%, from December 31, 2007; this reflects increases in current asset items including accounts receivables, inventories, and advances on purchases. Our current liabilities increased by approximately $6.0 million, or approximately 125%, at June 30, 2008 from December 31, 2007; this reflects increases in accounts payable, customer deposits, taxes payable and accrued expenses and other current liabilities.

Our prepaid and other assets increased approximately $286,517 as of June 30, 2008 over our prior year end.

Advances on purchases consist of prepayments to vendors for merchandise, security and deposits. This increase is directly attributed to the increase in sales.

Inventories increased approximately 269% at June 30, 2008 from the prior year end. This occurred due to timing differences between our receipt of product and shipment to our customers.

Accounts payable, taxes payable, customer deposits and accrued expenses and other current liabilities increased approximately $6.0 million as of June 30, 2008 primarily as a result of our increased sales and the expenses related to those sales. Accounts payable and accrued expenses represent payables associated with the general operation of our business. Customer deposits represent prepayments for products, which have not yet been shipped.

Statement of Cash Flows

For the six months ended June 30, 2008, our cash totaled $442,360 and consisted of $555,914 used in operating activities, $171,740 provided by investing activities, and $567,933 provided by financing activities.

For the six months ended June 30, 2007, our cash totaled $2,872,821 and consisted of $3,041,934 provided by operating activities, $216,330 used in investing activities, and $102,183 used in financing activities.

Cash (Used in) Provided by Operating Activities

For the six months ended June 30, 2008 cash used in operations of $555,914 included an increase in inventories of approximately $6.4 million, prepayments of other assets of $463,238, and an increase in advances on purchases of $2.2 million. These decreases in cash funds were partially offset by an increase in accounts payables of approximately $3.3 million, deposits from customers of $1.1 million, decrease in accounts receivables of approximately $772,000, and an increase in net income of $2.6 million compared to the six months ended June 30, 2007.

For the six months ended June 30, 2007 cash provided by operations of $3.0 million included $2.7 million of customer deposits, $1.2 million from accounts receivable, and an increase of $599,631 from Accrued expenses and other liabilities, which were offset by an increase in inventories of approximately $1.1 million, and prepayments and other current assets of $682,732.

Cash provided by Investing Activities

For the six months ended June 30, 2008 cash provided by investing activities of $171,740 was mainly due to proceeds from released pledged deposits of $164,572, and cash received from reverse acquisition of $11,506, partially offset by purchases of property and equipments of $4,338.

For the six months ended June 30, 2007 cash used in investing activities of $216,330 was mainly due to payments toward pledged deposits of $95,962 and purchases of property and equipments of $120,368.

Cash provided by Financing Activities

For the six months ended June 30, 2008 cash provided by financing activities of $567,933 was due to proceeds from loans of approximately $1,487,265, offset by payments of $919,332 to decrease due to Mr. Kexan Yao, our Chief Executive Officer.

For the six months ended June 30, 2007 cash used in financing activities of $102,183 was due to payments to decrease due to Mr. Kexan Yao, our Chief Executive Officer.

Related Party Transactions

From time to time, we engage in business transactions with related parties. At December 31, 2007, Mr. Yao, our Chief Executive Officer had advanced to us $921,444 which we repaid in the first quarter of 2008. At June 30, 2008 Stephen E. Cox, our former Chief Executive Officer had advanced to us $21,500.

Off Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. An off-balance sheet arrangement means a transaction, agreement or contractual arrangement to which any entity that is not consolidated with us is a party, under which we have:

-	Any obligation under certain guarantee contracts;
-	Any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets;
-
Any obligation under a contract that would be accounted for as a derivative instrument, except that it is both indexed to our stock and classified in stockholder’s equity in our statement of financial position; and

-
Any obligation arising out of a material variable interest held by us in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or engages in leasing, hedging or research and development services with us.

We do not have any off-balance sheet arrangements that we are required to disclose pursuant to these regulations. In the ordinary course of business, we enter into operating lease commitments, purchase commitments and other contractual obligations. These transactions are recognized in our financial statements in accordance with generally accepted accounting principles in the United States.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

A summary of significant accounting policies is included in Note 2 to the unaudited consolidated financial statements included in this quarterly report. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our Company's operating results and financial condition.

Recently Issued Accounting Pronouncements

On June 5, 2003, the United States Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8934 on June 26, 2008. Commencing with its annual report for the year ending December 31, 2009, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement

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

On September 15, 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 157 “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. The Company does not anticipate that the adoption of this statement will have a material effect on the Company’s financial condition and results of operations.

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

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007) “Business Combinations” (“SFAS No. 141(R)”), which requires the Company to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue No. 95-3 to be recorded as a component of purchase accounting. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company will adopt this standard at the beginning of the Company’s year ending December 31, 2008 for all prospective business acquisitions. The Company has not determined the effect that the adoption of SFAS No. 141(R) will have on the financial results of the Company.

In December 2007, the FASB issued FASB Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”), which causes noncontrolling interests in subsidiaries to be included in the equity section of the balance sheet. SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company will adopt this standard at the beginning of the Company’s year ending December 31, 2008 for all prospective business acquisitions. The Company has not determined the effect that the adoption of SFAS No. 160 will have on the financial results of the Company.

In March 2008, the FASB issued FASB Statement No. 161 “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133” (“SFAS No. 161”), which changes the disclosure requirements for derivative instruments and hedging activities. Pursuant to SFAS No.161, Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. SFAS No. 161 encourages but does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In years after initial adoption, this Statement requires comparative disclosures only for periods subsequent to initial adoption. The Company will adopt this standard at the beginning of the Company’s year ending December 31, 2008. The Company does not expect the adoption of SFAS No. 161 to have a material impact on the financial results of the Company.

The Company does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. A list of factors that could cause our actual results of operations and financial condition to differ materially is set forth below, and these factors are discussed in greater detail under Item 6 “Management’s Discussion and Analysis or Plan of Operation - Risk Factors” of our Annual Report on Form 10-KSB for the year ended December 31, 2007 and Item 1.01 “Risk Factors” of our Current Report on Form 8-K filed on July 1, 2008:

•	Our ability to obtain sufficient capital to fund our planned expansion and construction of a scrap steel recycling facility.

•	Fluctuations in raw material prices may affect our operating results as we may not be able to pass on cost increases to customers.

•	Our ability to manage growth in operations to maximize our potential growth and achieve our expected revenues.

•	Our organic growth strategy, if unsuccessful, may result in a negative impact on our growth, financial condition, results of operations and cash flow.

•	Our ability to successfully complete construction of our proposed scrap steel recycling facility, or, even if constructed, our ability to operate the proposed recycling facility profitably.

•	Our ability to successfully implement our acquisition growth strategy and meet growth and revenue expectations.

•
The lack various legal protections in certain agreements to which we are a party and which are material to our operations which are customarily contained in similar contracts prepared in the United States.

•	Our dependence on our key management personnel.

•	Our inability to meet the accelerated filing and internal control reporting requirements imposed by the SEC.

•	The effect of changes resulting from the political and economic policies of the Chinese government on our assets and operations located in the PRC.

•
The influence of the Chinese government over the manner in which our Chinese subsidiaries must conduct our business activities, including the impact of governmental regulations associated with the Beijing Olympic games.

•	The impact on future inflation in China on economic activity in China.

•	The impact of any recurrence of severe acute respiratory syndrome, or SAR’s, or another widespread public health problem.

•	The limitation on our ability to receive and use our revenues effectively as a result of restrictions on currency exchange in China.

•	Our ability to enforce our rights due to policies regarding the regulation of foreign investments in China.

•
The restrictions imposed under recent regulations relating to offshore investment activities by Chinese residents and the increased administrative burden we face and the creation of regulatory uncertainties that may limit or adversely affect our ability to complete the business combination with our PRC based subsidiaries.

•	Our ability to comply with the United States Foreign Corrupt Practices Act which could subject us to penalties and other adverse consequences.

•	Our ability to establish adequate management, legal and financial controls in the PRC.

•	The provisions of our articles of incorporation and bylaws which may delay or prevent a takeover which may not be in the best interests of our shareholders.

•	Our controlling stockholders may take actions that conflict with your interests.

We caution that the factors described herein and other factors could cause our actual results of operations and financial condition to differ materially from those expressed in any forward-looking statements we make and that investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time, and it is not possible for us to predict all of such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

The Renminbi is not freely convertible into foreign currencies and no representation is made that the Renminbi or U.S. Dollar amounts referred to herein could have been or could be converted into U.S. Dollars or Renminbi, as the case may be, at the stated rate or at all. Unless otherwise noted, all currency figures in this filing are in U.S. dollars. References to "yuan" or "RMB" are to the Chinese yuan (also known as the renminbi).

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable for a smaller reporting company.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors

Risk factors describing the major risks to our business can be found under Item 6 “Management’s Discussion and Analysis or Plan of Operation - Risk Factors” in our Annual Report on Form 10-KSB for the year ended December 31, 2007 and Item 1.01 “Risk Factors” in our Current Report on Form 8-K filed on July 1, 2008. There has been no material change in our risk factors from those previously discussed in the Annual Report on Form 10-K or the Current Report on Form 8-K filed on July 1, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Reference is made to the disclosures contained in Item 3.02 of our Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 1, 2008 for information concerning certain unregistered sales of equity securities and the use of proceeds thereof.

On June 27, 2008, we granted a stock option to Feng Gao pursuant to a share purchase agreement entitling Ms. Gao to purchase a total of 5,300,000 shares of our Common Stock at a price of $1.30 per share which expires on September 30, 2008 and 2,000,000 shares of our Common Stock at $5.00 per share which expires on June 30, 2010 (the “Gao Option”). The option to purchase a total of 5,300,000 shares of our Common Stock at a price of $1.30 per share which expires on September 30, 2008. The option to purchase a total of 2,000,000 shares of our Common Stock at $5.00 per share which expires on June 30, 2010. The Gao Option was issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. No commissions were paid for the Gao Option.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

On July 25, 2008 and July 31, 2008 and as disclosed in our Current Report on Form 8-K filed on August 1, 2008, as amended on Form 8-K/A filed on August 14, 2008, we closed on the first two rounds of a private placement by raising $6,896,229 from 82 investors through the sale of 22.9 units of its securities at an offering price of $300,000.00 per unit in a private placement exempt from registration under the Securities Act of 1933, as amended (the “Act”) in reliance on exemptions provided by Regulation D, Regulation S and Section 4(2) of the Act (the “Offering”). Each unit sold in the Offering consists of 100,000 shares of the Company’s common stock, $.001 par value per share at a per share purchase price of $3.00, and five year warrants to purchase 100,000 shares of common stock with an exercise price of $5.00 per share (the “Warrants“). The accredited institutional and individual investors who purchased units in the Offering entered into a Subscription Agreement with the Company the material terms of which are set forth in the exhibits filed with our Form 8-K filed on August 1, 2008.

On August 8, 2008 we closed on the third round of the Offering by raising an additional $523,500 from 10 accredited investors through the sale of 1.745 units of our securities at an offering price of $300,000.00 per unit. We paid FINRA member broker-dealers cash commissions of $1,680 and issued those firms five year warrants to purchase a total of 15,450 shares of our common stock at $5.00 per share as compensation for services to us in connection with the third round of the Offering. We also paid due diligence fees to certain investors or their advisors in connection with the third round of the Offering which included an aggregate of $50,670 in cash. The recipients of these fees included China Direct Investments, Inc., a subsidiary of China Direct, Inc. and a principal shareholder of our Company. After payment of these fees and costs associated with the Offering, we received net proceeds of approximately $471,150 in the third round of the Offering.

In the aggregate and combined with all three rounds of the Offering, we have raised a total of $7,419,729 from 92 investors through the sale of 24.73 units and after payment of cash commissions, due diligence fees and costs associated with the Offering, we received net proceeds of approximately $6,585,468.  The net proceeds of the Offering will be used for general corporate purposes and the construction of a scrap metal recycling facility.

The descriptions of the terms and conditions of the Offering, the Subscription Agreement and the Warrants set forth herein do not purport to be complete and are qualified in their entirety by reference to the full text of such description or document, as the case may be, as set forth in our Form 8-K filed on August 1, 2008.

Item 6.	Exhibits

No.	Description
3.2	By-Laws (incorporated herein by reference to the Company’s Form 10-KSB filed on June 17, 1999)
4.1	Form of Warrant (incorporated herein by reference to the Company’s Form 8-K filed on August 1, 2008)
10.11	Form of Subscription Agreement (incorporated herein by reference to the Company’s Form 8-K filed on August 1, 2008)
10.12	Form of Reg. S Subscription Agreement (incorporated herein by reference to the Company’s Form 8-K filed on August 1, 2008)
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of principal financial and accounting officer *
32	Section 1350 Certification of Chief Executive Officer and the Principal Financial and Accounting Officer *

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

China Armco Metals, Inc.

By: /s/ Kexuan Yao__________________
Kexuan Yao
CEO and Chairman
(Principal Executive Officer)

By: /s/ Fengtao Wen_________________
Fengtao Wen
Chief Financial Officer
(principal accounting officer)