Form 10-Q
period 2008-09-30
China Armco Metals, Inc.
filed 2008-11-14
CIK 1410711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
                              (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☑

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 10,092,649 shares of common stock are issued and outstanding as of November 13, 2008.

INDEX OF CERTAIN DEFINED TERMS USED IN THIS REPORT

When used in this report the terms:

–	“China Armco Metals”, “we”, “us” or “our” refers to China Armco Metals, Inc., a Nevada corporation, and our subsidiaries,

–	“Armco” refers to Armco & Metawise (H.K), Ltd., a limited liability company established under the laws of Hong Kong.

–
“Armet” refers to Armet (Lianyungang) Renewable Resources Co., Ltd. (a/k/a Armet (Lianyungang) Scraps Co., Ltd.), a limited liability company established under the laws of the People’s Republic of China.

–	“Henan Armco” refers to Henan Armco & Metawise Trading Co., Ltd., a limited liability company established under the laws of the People’s Republic of China.

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements.

CHINA ARMCO METALS, INC. AND SUBSIDIARIES

September 30, 2008 and 2007

INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Contents	Page(s)

Consolidated Balance Sheets at September 30, 2008 (Unaudited) and December 31, 2007	3

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months and Nine Months Ended September 30, 2008 and 2007 (Unaudited)	4

Consolidated Statement of Stockholder’s Equity for the Nine Months Ended September 30, 2008 (Unaudited)	5

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2008 and 2007 (Unaudited)	6

Notes to the Consolidated Financial Statements (Unaudited)	7

CHINA ARMCO METALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	3,459,077	232,286
Pledged deposits	803,000	564,150
Accounts receivable	15,434,049	2,586,529
Inventories	2,479,150	2,434,908
Advance on purchases	7,677,983	1,846,113
Prepayments and other current assets	604,402	-

Total Current Assets	30,457,661	7,663,986

PROPERTY AND EQUIPMENT, net	298,124	131,596

LAND USE RIGHT, net	2,231,067	2,108,983

Total Assets	32,986,852	9,904,565

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
Forward foreign currency exchange contracts	-	308,744
Forward foreign currency exchange swap liabilities	-	12,079
Loan payable	7,589,314	-
Accounts payable	2,775,858	290,740
Advances from stockholders	21,500	921,444
Customer deposits	4,291,490	2,228,720
Taxes payable	664,505	8
Accrued expenses and other current liabilities	1,558,163	1,058,697

Total Current Liabilities	16,900,830	4,820,432

STOCKHOLDER'S EQUITY:
Preferred stock, $0.001 par value; 1,000,000 shares authorized;
none issued or outstanding	-	-
Common stock, $0.001 par value, 74,000,000 shares authorized,
10,092,649 and 5,300,000 shares issued and outstanding, respectively	10,093	5,300
Additional paid-in capital	6,924,594	367,726
Retained earnings	8,577,441	4,634,449
Accumulated other comprehensive income:
Foreign currency translation gain	573,894	76,658

Total Stockholder's Equity	16,086,022	5,084,133

Total Liabilities and Stockholder's Equity	32,986,852	9,904,565

See accompanying notes to unaudited consolidated financial statements

CHINA ARMCO METALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months	For the Three Months	For the Nine Months	For the Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

NET REVENUES	20,384,974	27,329,425	43,174,787	36,345,975

COST OF GOODS SOLD	17,937,965	29,224,075	38,621,088	37,542,207

GROSS PROFIT	2,447,009	(1,894,650)	4,553,699	(1,196,232)

OPERATING EXPENSES:
Selling expenses	61,387	7,944	92,900	154,050
General and administrative expenses	282,729	62,817	624,170	197,086

Total operating expenses	344,116	70,761	717,070	351,136

INCOME (LOSS) FROM OPERATIONS	2,102,893	(1,965,411)	3,836,629	(1,547,368)

OTHER (INCOME) EXPENSE:
Interest income	(6,128)	-	(6,128)	-
Interest expense	22,167	6,457	119,503	6,457
Gain from contracts termination	(31,750)	-	(1,265,501)	-
Loss on forward foreign currency contracts	-	3,593	19,739	3,593
Other (income) expense	353,054	9,185	230,342	126,068

Total other (income) expense	337,343	19,235	(902,045)	136,118

INCOME (LOSS) BEFORE INCOME TAXES	1,765,550	(1,984,646)	4,738,674	(1,683,486)

INCOME TAXES	409,717	-	795,682	-

NET INCOME (LOSS)	1,355,833	(1,984,646)	3,942,992	(1,683,486)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation gain (loss)	183,363	25,307	497,236	(23,459)

COMPREHENSIVE INCOME (LOSS)	1,539,196	(1,959,339)	4,440,228	(1,706,945)

NET INCOME (LOSS) PER COMMON SHARE
BASIC AND DILUTED:	0.15	(0.26)	0.48	(0.22)

Weighted Common Shares Outstanding
basic and diluted	9,227,792	7,606,000	8,150,576	7,606,000

See accompanying notes to unaudited consolidated financial statements

CHINA ARMCO METALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
For the Nine Month Period Ended September 30, 2008
(UNAUDITED)

					Accumulated
					Other
					Comprehensive
					Income
					Foreign
	Common Stock, $0.001 Par Value		Additional	Retained	Currency	Total
	Number of		Paid-in	Earnings	Translation	Stockholder's
	Shares	Amount	Capital	(Deficit)	Gain	Equity

Balance, December 31, 2006	5,300,000	$5,300	$367,726	$702,658	$9,632	$1,085,316

Contribution to capital						-

Comprehensive income
Net income				5,391,179		5,391,179
Foreign currency translation gain					67,026	67,026

Total comprehensive income						5,458,205

Dividends				(1,459,388)		(1,459,388)

Balance, December 31, 2007	5,300,000	5,300	367,726	4,634,449	76,658	5,084,133

Reverse acquisition adjustment	2,306,000	2,306	(61,326)			(59,020)

Issuance of common stock for cash from
July 25, 2008 through August 8, 2008,	2,486,649	2,487	1,520,790			1,523,277
net of offering costs

Issuance of warrants in connection with July
and August, 2008 common stock issuance			5,097,404			5,097,404

Comprehensive income
Net income				3,942,992		3,942,992
Foreign currency translation gain					497,236	497,236

Total comprehensive income						4,440,228

Balance, September 30, 2008	10,092,649	$10,093	$6,924,594	$8,577,441	$573,894	$16,086,022

See accompanying notes to unaudited consolidated financial statements

CHINA ARMCO METALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the Nine Months	For the Nine Months
	Ended	Ended
	September 30, 2008	September 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,942,993	$(1,683,486)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities
Depreciation expenses	1,342	26,730
Amortization expense	61,548	-
Loss from disposal of property and equipment	5,459	12,464
Changes in operating assets and liabilities:
Accounts receivable	(12,847,520)	(1,468,602)
Inventories	136,747	(4,370,761)
Advance on purchases	(5,694,647)	91,112
Prepayments and other current assets	(744,785)	51,989
Forward foreign exchange contracts swap	19,739	3,593
Accounts payable	2,466,568	5,827,446
Customer deposits	1,897,107	1,755,686
Taxes payable	784,719	(75,327)
Accrued expenses and other current liabilities	442,254	3,844,139

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(9,528,476)	4,014,983

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received from reverse acquisition	11,506	-
Proceeds from release of pledged deposits	606,083	-
Payment made towards pledged deposits	(803,000)	(404,912)
Purchases of property and equipment	(168,743)	(123,345)

NET CASH USED IN INVESTING ACTIVITIES	(354,154)	(528,257)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from forward foreign exchange contracts	-	312,337
Payment of forward foreign exchange contracts	(344,670)	-
Proceeds from loans payable	7,547,814	-
Amounts received from (paid to) related parties	(921,236)	317,289
Sale of common stock and warrants, net of offering costs	6,623,168	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	12,905,076	629,626

EFFECT OF EXCHANGE RATE CHANGES ON CASH	204,345	3,712

NET CHANGE IN CASH	3,226,791	4,120,064

Cash at beginning of year	232,286	137,798

Cash at end of year	$3,459,077	$4,257,862

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$119,503	$6,457
Taxes paid	$-	$-

See accompanying notes to unaudited consolidated financial statements

NOTE 1 – ORGANIZATION AND OPERATIONS

China Armco Metals, Inc. (formerly Cox Distributing, Inc.) (“Armco Metals” or the ”Company”) was founded as an unincorporated business in January 1984 and was incorporated as a C corporation in the State of Nevada on April 6, 2007 at which time 9,100,000 shares of common stock were issued to the Company’s founder in exchange for the existing business of Cox Distributing.  No value was given to the shares issued by the newly formed corporation.  Therefore, the shares were recorded to reflect the $.001 par value and paid in capital was recorded as a negative amount ($910).  The Company engaged in the distribution of organic fertilizer products used to improve soil and growing conditions for the potato farmers of eastern Idaho.  On June 27, 2008, the Company amended its Articles of Incorporation, and changed its name to China Armco Metals, Inc.

Merger of Armco & Metawise (H.K) Limited and Subsidiaries

On June 27, 2008, we entered into a share purchase agreement (the “Share Purchase Agreement”) and consummated a share purchase (the “Share Purchase”) with Armco and Feng Gao, who owned 100% of the issued and outstanding shares of Armco (the “Armco Shareholder”).  In connection with the Share Purchase Agreement and the Share Purchase we purchased 100% of the issued and outstanding shares of Armco’s capital stock from the Armco Shareholder in exchange for $6,890,000 by delivery of a purchase money promissory note.  In addition, we granted Ms. Gao an option to purchase a total of 5,300,000 shares of the Company’s common stock, par value $.001 per share (the “Common Stock”) at $1.30 per share expiring on September 30, 2008 and an option to purchase 2,000,000 shares of Common Stock at $5.00 per share expiring on June 30, 2010 (the “Gao Option”).  On August 12, 2008, Ms. Gao exercised her option to purchase 5,300,000 shares of Common Stock in exchange for the $6,890,000 purchase money promissory note owed to Ms. Gao as the Armco Shareholder.  Upon exercise, the shares issued represented approximately 69.7% of the issued and outstanding Common Stock immediately after the consummation of the Share Purchase.  The acquisition of Armco has been treated as a reverse acquisition with Armco deemed the acquirer and the Company deemed the acquiree under the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141 “Business Combinations” (“SFAS No. 141”).  The reverse merger is deemed a capital transaction and the net assets of Armco (the accounting acquirer) are carried forward to the Company (the legal acquirer and the reporting entity) at their carrying value before the combination.  The acquisition process utilizes the capital structure of the Company and the assets and liabilities of Armco which have been recorded at their historical cost.  The equity of the Company is the historical equity of Armco retroactively restated to reflect the number of shares issued by the Company in the acquisition.

Armco & Metawise (H.K) Limited (“Armco”) was incorporated on July 13, 2001 under the laws of the Hong Kong Special Administrative Region (“HK SAR”) of the People’s Republic of China (“PRC”).  Armco engages in the import, export and distribution of ferrous and non-ferrous ore and metals, and the recycling of scrap steel.

On January 9, 2007, Armco formed a wholly owned subsidiary, Armet (LianYunGang) Renewable Resources Co, Ltd. (“Armet”), a wholly owned foreign enterprise (“WOFE”) in the PRC.  Armet engages in the recycling of scrap steel.

Henan Armco and Metawise Trading Co., Ltd. (“Henan Armco”) was incorporated on June 6, 2002 in the PRC and is a wholly owned subsidiary of Armco.  Henan Armco engages in the import, export and distribution of ferrous and non-ferrous ore and metals.

Merger of Henan Armco and Metawise Trading Co., Ltd. with Armet, Companies under Common Control

On December 28, 2007, Armco by and through its wholly owned subsidiary, Armet, entered into a Share Transfer Agreement with Henan Armco, a company under common control with the Company.  The acquisition of Henan Armco has been recorded on the purchase method of accounting at historical amounts as Armet and Henan Armco were under common control since June 2002.  The unaudited consolidated financial statements have been presented as if the acquisition of Henan Armco had occurred on January 1, 2006.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) related to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited consolidated financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year. These interim consolidated financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2007 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2008 and the consolidated financial statements of Armco for the year ended December 31, 2007 and notes thereto contained in the Company’s Current Report on Form 8-K as filed with the SEC on July 1, 2008.

The unaudited consolidated financial statements include all the accounts of Armco and Henan Armco as of September 30, 2008 and 2007 and for the interim periods then ended.  Armet is included as of September 30, 2008 and for the interim period ended September 30, 2008 and the period from January 9, 2007 (inception) through September 30, 2007.  Armco Metals is included as of September 30, 2008 and for the period from June 27, 2008 through September 30, 2008.  All inter-company balances and transactions have been eliminated.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reported period.  Significant estimates include the estimated useful lives of property and equipment.  Actual results could differ from those estimates.

Cash equivalents

We consider all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Pledged deposits

Pledged deposits consists of (1) amounts held for outstanding letters of credit maturing in future periods and (2) deposits held for outstanding forward foreign currency hedging contracts maturing in future periods.

Trade accounts receivable

Trade accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts.  The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in existing accounts receivable. We determine the allowance based on historical write-off experience, customer specific facts and economic conditions.  Bad debt expense is included in general and administrative expenses, if any.

Outstanding account balances are reviewed individually for collectability.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  We do not have any off-balance-sheet credit exposure to its customers.

Inventories

We value inventories, consisting of purchased products, at the lower of cost or market.  Cost is determined on the First-in and First-out method of accounting.  We review inventories on hand and, when necessary, records a provision for excess or obsolete inventories based primarily on current selling price and sales prices of confirmed backlog orders.  We determined there was no inventory obsolescence as of September 30, 2008 or 2007.

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

Impairment of long-lived assets

We follow Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) for its long-lived assets. Our long-lived assets, which include property, plant and equipment, and land use right are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

We assess the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.  The Company determined that there were no impairments of long-lived assets as of September 30, 2008 or 2007.

Customer deposits

Customer deposits primarily represent amounts received from customers for future delivery of products, all of which were fully or partially refundable depending upon the terms and conditions of the sales agreement.

Derivatives

We account for derivatives in accordance with Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) and the related interpretations. SFAS No. 133, as amended, requires companies to recognize all derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on: (i) whether the derivative has been designated and qualifies as part of a hedging relationship, and (ii) the type of hedging relationship.  For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument based upon the exposure being hedged as either a fair value hedge, cash flow hedge or hedge of a net investment in a foreign operation.

We employ foreign currency forward contracts to convert unforeseeable foreign currency exchange rate to fixed foreign currency exchange rate.  We do not use derivatives for speculation or trading purposes.  Changes in the fair value of derivatives are recorded each period in current earnings or through other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and the type of hedge transaction. The ineffective portion of all hedges is recognized in current earnings.  hawse have sales and purchase commitments denominated in foreign currencies.  Foreign currency forward contracts are used to hedge against the risk of change in the fair value of these commitments attributable to fluctuations in exchange rates (“Fair Value Hedges”).  Changes in the fair value of the derivative instrument are generally offset in the income statement by changes in the fair value of the item being hedged.

Fair value of financial instruments

We follow Statement of Financial Accounting Standards No. 107 “Disclosures about Fair Value of Financial Instruments” (“SFAS No. 107”) for its financial instruments.  The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The carrying amounts of financial assets and liabilities, such as cash, accounts receivable, prepayments and other current assets, accounts payable, accrued expenses and other current liabilities, approximate their fair values because of the short maturity of these instruments.

Revenue recognition

We follow the guidance of the United States Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 101 “Revenue Recognition” (“SAB No. 101”), as amended by SAB No. 104 (“SAB No. 104”) and SAB Topic 13 for revenue recognition.  We record revenue when persuasive evidence of an arrangement exists, service has been rendered, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.  In addition to the aforementioned general policy, the following are the specific revenue recognition policies for each major category of revenue:

(i) Import, export and distribution of ferrous and non-ferrous ores and metals:  We derive revenues from sales contracts with customers with revenues being recognized upon the shipment of goods.  Persuasive evidence of an arrangement is demonstrated via invoice, product delivery is evidenced by warehouse shipping log as well as a signed bill of lading from the trucking or rail company and title transfers upon shipment, based on free on board (“FOB”) warehouse terms; the sales price to the customer is fixed upon acceptance of the purchase order and there are no separate sales rebates, discounts, or volume incentives.  We do not make anyprovisions for returns because, historically, there have been very few sales returns and adjustments that have impacted the ultimate collection of revenues.

(ii) Import and export agent services:  Revenue from import and export agent services is recognized as the services are provided.  The import and export agent services are considered provided when the goods to be imported or exported by the customer are delivered to the designated port specified by the service contract.  We follow the Financial Accounting Standards Board Emerging Issues Task Force Issue No. 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent” for revenue recognition to report revenue net for its import and export agent services since we (1) takes title to the products with full payment for the goods and related cost from the customer, (2) has no risks and rewards of ownership, such as the risk of loss for collection, delivery, or returns, and (3) acts as an agent or broker (including performing services, in substance, as an agent or broker) with compensation on a commission or fee basis on any of its outsourcing projects.

Stock-based compensation

We adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (“SFAS No. 123R”) using the modified prospective method. The fair value of each option grant estimated on the date of grant uses the Black-Scholes option-pricing model with the following weighted-average assumptions:

June 27, 2008

Expected option life (year)	2.00
Expected volatility	0.00%
Risk-free interest rate	2.65%
Dividend yield	0.00%

The expected life of the options has been determined using the simplified method as prescribed in SEC Staff Accounting Bulletin No. 107 (“SAB 107”). Our policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs shown in the table above for 2008 are as follows:

•
We use historical data to estimate employee termination behavior. The expected life of options granted is derived from SAB 107 and represents the period of time the options are expected to be outstanding.

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

Shipping and handling costs

We account for shipping and handling fees in accordance with the Financial Accounting Standards Board Emerging Issues Task Force Issue No. 00-10 “Accounting for Shipping and Handling Fees and Costs” (“EITF Issue No. 00-10”).  While amounts charged to customers for shipping products are included in revenues, the related costs are classified in cost of goods sold as incurred.

Income taxes

We follow Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS No. 109”), which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Consolidated Statements of Operations and Comprehensive Income in the period that includes the enactment date.

Foreign currency translation

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts.  Transactions and balances in other currencies are converted into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52 “Foreign Currency Translation” (“SFAS No. 52”) and are included in determining net income or loss.

Our financial records are maintained in their local currency, the Renminbi (“RMB”), which is the functional currency.  Assets and liabilities are translated from the local currency into the reporting currency, U.S. dollars, at the exchange rate prevailing at the balance sheet date. Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the combined and consolidated financial statements.  Foreign currency translation gain (loss) resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining accumulated other comprehensive income in the combined and consolidated statement of stockholders’ equity.

RMB is not a fully convertible currency.  All foreign exchange transactions involving RMB must take place either through the People’s Bank of China (the “PBOC”) or other institutions authorized to buy and sell foreign exchange.  The exchange rate adopted for the foreign exchange transactions are the rates of exchange quoted by the PBOC, which are determined largely by supply and demand. Translation of amounts from RMB into United States dollars has been made at the following exchange rates for the respective periods:

September 30, 2008
Balance sheet	RMB 6.7899 to $1.00
Statement of income and comprehensive income	RMB 6.9829 to $1.00

September 30, 2007
Balance sheet	RMB 7.4928 to $1.00
Statement of income and comprehensive income	RMB 7.7134 to $1.00

December 31, 2006
Balance sheet	RMB 7.8041 to $1.00

Commencing July 21, 2005, China adopted a managed floating exchange rate regime based on market demand and supply with reference to a basket of currencies.  The exchange rate of the US dollar against the RMB was adjusted from approximately RMB 8.28 per US dollar to approximately RMB 8.11 per U.S. dollar on July 21, 2005.  Since then, the PBOC administers and regulates the exchange rate of the US dollar against the RMB taking into account demand and supply of RMB, as well as domestic and foreign economic and financial conditions.

Net gains and losses resulting from foreign exchange transactions, if any, are included in the Consolidated Statements of Operations and Comprehensive Income (Loss).  The foreign currency translation gain (loss) at September 30, 2008 and 2007 was $401,861 and ($214,755) and effect of exchange rate changes on cash flows for interim periods then ended were $69,480 and $3,712, respectively.

Comprehensive income (loss)

We adopted Statement of Financial Accounting Standards No. 130 “Reporting Comprehensive Income” (“SFAS No. 130”).  This statement establishes rules for the reporting of comprehensive income (loss) and its components.  Comprehensive income (loss), consists of net income (loss) and foreign currency translation adjustments and is presented in the Consolidated Statements of Operations and Comprehensive Income (Loss) and Stockholders’ Equity.

Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to Statement of Financial Accounting Standards No. 128 “Earnings Per Share” (“SFAS No. 128”).  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period to reflect the potential dilution that could occur from common shares issuable through stock options.  Diluted net income (loss) per common share equals basic income (loss) per share for the nine months ended September 30, 2008 as the 2,000,000 shares of common stock issuable under the Gao Options and the 2,728,913 shares of common stock issuable under the common stock purchase warrants issued in connection with the 2008 Offering were anti-dilutive.  There were no potentially dilutive shares outstanding for the interim period ended September 30, 2007.

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

On October 10, 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. This FASB Staff Position (FSP) clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. Statement 157 was issued in September 2006, and is effective for financial assets and financial liabilities for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  We have adopted SFAS 157-3 and determined that it had no impact as of September 30, 2008, and we will continue to evaluate the impact, if any, of SFAS 157-3 on our financial statements.

The Company does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 – INVENTORIES

Inventories at September 30, 2008 and December 31, 2007 consisted of the following:

	September 30, 2008	December 31, 2007
Goods purchased	$2,479,150	$2,434,908

	$2,479,150	$2,434,908

NOTE 4 – FINANCIAL INSTRUMENTS

We utilized forward foreign currency exchange contracts resulting in a fixed foreign currency exchange rate of $1.00 to RMB 7.3750.  These forward foreign currency exchange contracts expired on August 2, 2008.  Losses on these foreign currency exchange contracts for the nine months ended September 30, 2008 and 2007 amounted to $19,739 and $3,593, respectively.

The forward foreign currency exchange contracts and related swap liabilities at September 30, 2008 and December 31, 2007 consisted of the following:

	September 30, 2008	December 31, 2007
Forward foreign currency exchange contracts	$-	$308,744
Forward foreign currency exchange swap liabilities	-	12,079

	$-	$320,823

NOTE 5 – LOAN PAYABLE

Loan payable at September 30, 2008 and December 31, 2007, consisted of the following:

	September 30, 2008	December 31, 2007
Loan payable to Raiffeisen Zentralbank, guaranteed by Kexuan Yao, our CEO and Chairman, with interest at 4.85% per annum payable monthly, with principal due November 30, 2008.	$7,589,314	$-

NOTE 6 – RELATED PARTY TRANSACTIONS

Advances from stockholders

Advances from stockholders at September 30, 2008 and December 31, 2007, consisted of the following:

	September 30, 2008	December 31, 2007
Advances from chairman, and chief executive officer	$-	$(921,444)
Advances from former chief executive officer	(21,500)

	$(21,500)	$(921,444)

The advances bear no interest and have no formal repayment terms.

Operating lease from a related party

On August 1, 2008, the Company entered into an operating sublease for its commercial office space in California from Prime Armet Group, Inc., an entity wholly owned and controlled by the Company’s chairman and chief executive officer.  The lease expires on October 1, 2009 and provides for future minimum lease payments of $2,643 per month.

NOTE 7 – STOCKHOLDERS’ EQUITY

Sale of common stock

2008 Offering

         Between July and August 2008 we sold $7,419,729 (net proceeds of $6,585,468) worth of securities to 92 accredited investors through the sale of 24.73 units (the “2008 Offering”).  Each unit sold in the 2008 Offering consists of 100,000 shares of Common Stock, $.001 par value per share at a per share purchase price of $3.00, and five year warrants to purchase 100,000 shares of Common Stock with an exercise price of $5.00 per share (the “Warrants“).  In connection with the 2008 Offering, we issued 2,486,649 shares of Common Stock, and we granted 2,728,913 Warrants including 242,264 Warrants granted to broker-dealers, all of which has been earned upon issuance.  The fair value of these Warrants, estimated on the date of grant, was $5,092,970 at the date of issuance.  The accredited investors entered into a subscription agreement with the Company; the material terms of which are set forth in the exhibits filed with our Form 8-K filed on August 1, 2008.

Stock options

In connection with the Share Purchase Agreement we issued Ms. Gao an option to purchase 5,300,000 shares of the Company’s common stock, par value $.001 per share (the “Common Stock”) at $1.30 per share, which was exercised in August 2008, and an option to purchase 2,000,000 shares of Common Stock at $5.00 per share which expires on September 30, 2010 (the “Gao Option”).  The 5,300,000 Shares issued to Ms. Gao represented approximately 69.7% of the issued and outstanding Shares of the Company giving effect to the cancellation of 7,694,000 Shares owned by Mr. Cox.

The fair value of the stock options issued in June 2008 under Share Purchase Agreement using the Black-Scholes Option Pricing Model was nil at the date of grant.  For the interim period ended September 30, 2008, we did not record any stock-based compensation as we did not issue any stock based compensation.  We did not issue any options or other stock based compensation during the three month period ended September 30, 2007,

The table below summarizes our stock option activity for the interim period ended September 30, 2008:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Grant	Aggregate Intrinsic Value

Balance, December 31, 2007	-	$-	$-	-	$-
Granted	2,000,000	5.00	5.00	*	*
Canceled	-	-	-		-
Exercised	-	-	-		-
Expired	-	-	-		-
Balance, September 30, 2008	2,000,000	$5.00	$5.00	*	$-
Vested and exercisable, September 30, 2008	2,000,000	$5.00	$5.00	*	$-
Unvested, September 30, 2008	-	$5.00	$5.00	*	$-

* - Less than $1

The following table summarizes information concerning outstanding and exercisable stock options as of September 30, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$5.00	2,000,000	2.00	$5.00	2,000,000	2.00	$5.00

$5.00	2,000,000	2.00	$5.00	2,000,000	2.00	$5.00

Warrants

In connection with the 2008 Offering, we issued 2,728,913 Warrants including 242,264 Warrants granted to broker-dealers, all of which has been earned upon issuance.  The fair value of these Warrants, estimated on the date of grant, was $5,092,970 at the date of issuance, all of which has been recorded as additional paid-in capital, using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected option life (year)	5.00
Expected volatility	89.00%
Risk-free interest rate	3.23%
Dividend yield	0.00%

The remaining balance of the net proceeds from the Offering of $1,523,277 has been assigned to the Common Stock.

The table below summarizes our warrant activity for the interim period ended September 30, 2008:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, December 31, 2007	-	$-	$-	$-	$-
Granted	2,728,913	5.00	5.00	5,092,970	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Balance, September 30, 2008	2,728,913	$5.00	$5.00	$5,092,970	$-
Earned and exercisable, September 30, 2008	2,728,913	$5.00	$5.00	$5,092,970	$-
Unvested, September 30, 2008	-	$5.00	$5.00	$-	$-

The following table summarizes information concerning outstanding and exercisable warrants as of September 30, 2008:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$5.00	2,728,913	5.00	$5.00	2,728,913	5.00	$5.00

$5.00	2,728,913	5.00	$5.00	2,728,913	5.00	$5.00

NOTE 8 – CONCENTRATION OF CREDIT RISK

Customers and Credit Concentrations

Two customers accounted for approximately 78.3% of total sales for the interim period ended September 30, 2008 and three customers accounted for approximately 87.0% of total sales for the interim period ended September 30, 2007, respectively.

Vendor Concentrations

Four vendors accounted for 88.1% of total purchases for the interim period ended September 30, 2008 and three vendors accounted for 96.2% of total purchases for the interim period ended September 30, 2007, respectively.

Credit Risk

Financial instruments that potentially subject us to significant concentration of credit risk consist primarily of cash and cash equivalents.  As of September 30, 2008, substantially all cash and cash equivalents were held by financial institutions located in the PRC, none of which are insured.  However, we has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Foreign currency risk

We are exposed to fluctuations in foreign currencies for transactions denominated in currencies other than RMB as the majority of our purchasing activities are transacted in foreign currencies.  We had no foreign currency hedges in place at September 30, 2008 to reduce such exposure.  Previous forward foreign currency exchange contracts expired on August 2, 2008 and the  realized loss on these foreign currency hedges as of September 30, 2008 was $19,739.  The total realized loss on these foreign currency hedges amounted to $31,818 which includes a $12,079 loss recognized for the year ended December 31, 2007.

NOTE 9 - FOREIGN OPERATIONS

Operations

Substantially all of the Company’s operations are located in the PRC.  Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC.  Our business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency fluctuation and remittances and methods of taxation, among other things.

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

As of September 30, 2008, the Company had no Statutory Surplus Reserve and the Statutory Common Welfare Fund established and segregated in retained earnings.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the information contained in our unaudited consolidated financial statements and the notes thereto appearing elsewhere herein and in conjunction with the Management’s Discussion and Analysis set forth in (1) our Annual Report on Form 10-K for the year ended December 31, 2007, and (2) our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

We are on a calendar year; as such the nine month period ending September, is our third quarter. The year ended December 31, 2007 is referred to as “2007”, and the coming year ending December 31, 2008 is referred to as “2008”.

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

We are in the process of constructing a scrap steel recycling facility in the Banqiao Industrial Zone of Lianyungang Economic Development Zone in the Jiangsu province of the PRC. Upon completion of our planned metal recycling facility, we will seek to recycle automobiles, machinery, building materials, dismantled ships and various other scrap steel and will sell and distribute recycled scrap steel to the metal refinery industry utilizing our existing network of metal ore customers in the PRC.  We expect to commence recycling operations in the third quarter of 2009.

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

        We invested substantially all of the $6.6 million in net proceeds we raised in our 2008 Offering to fund the construction of our planned scrap metal recycling facility beginning in the third quarter of 2008.  This planned investment is in addition to the approximately $3 million of investment capital we have expended on this project in 2007 and 2008.

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

RESULTS OF OPERATIONS

Net Revenues

Net revenues for the third quarter of 2008 were $20.4 million, a decrease of 25.4% compared to the third quarter of 2007, and for the nine months of 2008 were $43.2 million, an increase of 18.8% compared to the nine months of 2007.  The global economic slowdown has adversely affected the rate of growth in our business.  During the third quarter we witnessed some business interruptions due to the Beijing Olympics.  From July through September, the Chinese government imposed restrictions limiting the transport of goods.  Our operations were negatively impacted due to these restrictions.

       In November 2008, however, the Chinese government announced a $586 billion domestic economic stimulus program aimed at bolstering domestic economic activity.  The two-year program includes tax rebates, spending in housing, infrastructure, agriculture, health care and social welfare, and a tax deduction for capital spending by companies. We expect to see a benefit to the Chinese economy from this stimulus program. However in the short-term, it remains to be seen whether domestic consumption can compensate for slower export growth, and the impact this will have on our revenues through the balance of this year.

Cost of Revenues

Cost of revenues for the third quarter of 2008 were $17.9 million, a decrease of $11.3 million compared to the third quarter of 2007, and for the nine months of 2008 were $38.6 million, an increase of $1.1 million compared to the nine months of 2007. These changes as a percentage of revenues fluctuate based on the product mix traded as they vary in gross profit margins. A decrease of $2.9 million shipping expense during the nine month ended September 30, 2008 as nickel ore and chrome ore sales decreased approximately $10.6 million or 35.2%.

Total Operating Expenses

Operating expenses for the third quarter of 2008 were $344,116, an increase of 386% compared to the third quarter of 2007, and for the nine months of 2008 were $717,070, an increase of 104% compared to the nine months of 2007.  Our operating expenses are comprised of selling expenses as well as general and administrative expenses.  These increases are a result of increased levels of sales operations and additional costs related to our Armet Lianyungang subsidiary and Armco US offices.  We intend to invest to fund the construction of a scrap steel recycling facility throughout 2008 and beyond.  Armet Lianyungang, our wholly owned subsidiary, intends to construct a scrap metal recycling facility in the Banqiao Industrial Zone of Lianyungang Economic Development Zone in Jiangsu province.  We have expanded operational staff to support our expanding operations.

The table below summarizes the consolidated operating results for the three and nine months ended September 30, 2008 and 2007.

	For the three months ended				For the nine months ended
	September 30, 2008		September 30, 2007		September 30, 2008		September 30, 2007
	$		$		$		$
	(in 000’s)	%	(in 000’s)	%	(in 000’s)	%	(in 000’s)	%
				-				-
Revenues	20,385	-	27,329		43,175	-	36,346	-
Cost of revenues	17,938	88.0%	29,224	106.9%	38,621	89.5%	37,542	103.3%
Gross profit	2,447	12.0%	-1,895	-6.9%	4,554	10.5%	-1,196	-3.3%
Total operating expenses	344	1.7%	71	0.3%	717	1.7%	351	1.0%
Operating (loss) income	2,103	10.3%	-1,965	-7.2%	3,837	8.9%	-1,547	-4.3%

Other Income (expense)

Total other income (expense) for the three and nine months ended September 30, 2008 was $(337,343) and $902,045, respectively. Other income was comprised mainly of: 1- a gain of $1.3 million in other income in relation to a litigation settlement from one of our customers due to a breach of contracts, 2- foreign currency forward contracts to convert unforeseeable foreign currency exchange rates to fixed foreign currency exchange rates and for the three and nine months ended September 30, 2008 we recognized a loss of $0 and $19,739, respectively on forward foreign currency contracts, and we recorded interest income of $6,128 during the third quarter of 2008 and other expense of 230,342 during the nine months ended September 30, 2008.

Income tax benefit (expense)

Income tax expense increased to $409,717 and $795,682 during the three and nine months ended September 30, 2008, respectively primarily as a result of the increase in taxable income generated on a consolidated basis during the period.  Armco is exempt from Hong Kong income taxes since none of its income was from Hong Kong sources for the years ended December 31, 2007 and 2006 and no provision for income taxes has been made for the relevant periods. Armco’s statutory tax rate is 17.5% and is subject to Hong Kong SAR income taxes as of January 1, 2008 and forward.

Net income (loss)

For the three and nine months ended September 30, 2008 our net income increased sharply to $1.4 million and $3.9 million from net (loss) of ($2.0) and ($1.7) in 2007, respectively. These increases are attributable to the analysis discussed above of our continued operations and the efforts of our management team to provide our customers that are in growing demand for our products in China, and the isolated event in other income.

Foreign currency translation gain

The functional currency of our operating entities operating in the PRC is the Chinese yuan or Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses.  Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations.  As a result of these translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $183,363 and $497,236 during the three and nine months ended September 30, 2008, respectively as compared to a gain (loss) of $25,307 and ($23,459) for the comparable periods in 2007. This non-cash gain had the effect of increasing our reported comprehensive income.

Comprehensive income

Comprehensive income for the three and nine months ended September 30, 2008 was $1.5 million and $4.4 million, respectively. Comprehensive income is comprised of the sum of our net income plus foreign currency translation gains.

LIQUIDITY AND CAPITAL RESOURCES OF ARMCO AND ITS SUBSIDIARIES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At September 30, 2008 and December 31, 2007 we had cash and cash equivalents of $3,459,077, and $232,286, respectively.  We have historically met our liquidity requirements utilizing internally generated cash derived from our operations.

We intend to invest substantially all of the $6.5 million of the net proceeds from our 2008 Offering to fund the construction of our planned scrap metal recycling facility beginning in the third quarter of 2008. We intend to use the balance of the net offering proceeds for working capital to expand our metal ore distribution business. Upon completion of the construction of the scrap metal recycling facility, we estimate to sell recycled scrap metal utilizing our existing network of customers. In addition to the net proceeds of our 2008 Offering we will need to secure additional investment capital and/or bank and vendor financing to provide sufficient funds to complete this project. There is no assurance, however, that we will be successful in obtaining the additional financing that we require or that such financing may not be on terms deemed to be desirable to our management. In the event we are successful, there is no assurance that such investment will result in enhanced operating performance. Unless we can obtain additional financing, we will be unable to complete construction of our planned scrap steel recycling project. Any inability on our part to secure additional financing during 2008, as needed, will have a material adverse effect on our growth plans.

The following table provides certain selected balance sheet comparisons as of September 30, 2008 and December 31, 2007.

	June 30, 2008	December 31, 2007	Increase / (decrease)%
	(Unaudited)

Cash	$3,459,077	$232,286	3,226,791	1389%
Pledged deposits	803,000	564,150	238,850	42%
Accounts receivable, net	15,434,049	2,586,529	12,847,520	497%
Inventories, net	2,479,150	2,434,908	44,242	2%
Advance on purchases	7,677,983	1,846,113	5,831,870	316%
Prepayments and other current assets	604,402	0	604,402	nm
Total current assets	30,457,661	7,663,986	22,793,675	297%
Property and equipment, net	298,124	131,596	166,528	127%
Land use rights, net	2,231,067	2,108,983	122,084	6%
Total assets	32,986,852	9,904,565	29,562,801	298%

Forward foreign currency exchange contracts and swap liabilities	0	308,744	(308,744)	-100%
Forward foreign currency exchange swap liabilities	0	12,079	(12,079)	-100%
Short-term loans	7,589,314	0	7,589,314	nm
Accounts payable	2,775,858	290,740	2,485,118	855%
Advances from stockholder	21,500	921,444	(899,944)	-98%
Customer deposits	4,291,490	2,228,720	2,062,770	93%
Taxes payable	664,505	8	664,497	nm
Accrued expenses and other current liabilities	1,558,163	1,058,697	499,466	47%
Total current liabilities	16,900,830	4,820,432	12,080,398	251%
Total liabilities	16,900,830	4,820,432	12,080,398	251%

nm – not meaningful

A Majority of our cash reserves, approximately $3,202,195 or 96.6% at September 30, 2008, is in the form of RMB held in bank accounts at financial institutions located in the PRC. Cash held in banks in the PRC is not insured. The value of cash on deposit in China at September 30, 2008 has been translated based on the exchange rate as of September 30, 2008.  In 1996, the Chinese government introduced regulations which relaxed restrictions on the conversion of the RMB; however restrictions still remain, including but not limited to restrictions on foreign invested entities.  Foreign invested entities may only buy, sell or remit foreign currencies after providing valid commercial documents at only those banks authorized to conduct foreign exchanges.  Furthermore, the conversion of RMB for capital account items, including direct investments and loans, is subject to PRC government approval.  Chinese entities are required to establish and maintain separate foreign exchange accounts for capital account items.  We cannot be certain Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB, especially with respect to foreign exchange transactions.  Accordingly, cash on deposit in banks in the PRC is not readily deployable by us for purposes outside of China.

Our current assets at September 30, 2008 increased $22.8 million, or approximately 297%, from December 31, 2007; this reflects increases in current asset items including accounts receivables and advances on purchases.  Our current liabilities increased by approximately $12.1 million, or approximately 251%, at September 30, 2008 from December 31, 2007; this reflects increases in short-term loans, accounts payable, customer deposits and taxes payable.

Our prepaid and other assets increased approximately $604,402 as of September 30, 2008 over our prior year end.

Advances on purchases consist of prepayments to vendors for merchandise, security and deposits.  This increase is directly attributed to the increase in sales.

Inventories increased approximately 2% at September 30, 2008 from the prior year end.  This occurred due to timing differences between our receipt of product and shipment to our customers.

Accrued expenses and other current liabilities increased approximately $499,466 as of September 30, 2008 over our prior year end.

Accounts receivable, advances on purchases, accounts payable, taxes payable and customer deposits increased significantly in 2008 as a direct result of the significant sales transaction of approximately $20 million occurring at the end of the third quarter in 2008.  Accounts payable and accrued expenses represent payables associated with the general operation of our business.  Customer deposits represent prepayments for products, which have not yet been shipped.

2008 Offering

Between July and August 2008 we sold $7,419,729 (net proceed of $6,585,468) worth of securities to 92 accredited investors through the sale of 24.73 units.  Each unit sold in the 2008 Offering consists of 100,000 shares of Common Stock, $.001 par value per share at a per share purchase price of $3.00, and five year warrants to purchase 100,000 shares of Common Stock with an exercise price of $5.00 per share (the “Warrants“). The accredited investors entered into a subscription agreement with the Company; the material terms of which are set forth in the exhibits filed with our Form 8-K filed on August 1, 2008.

Statement of Cash Flows

For the nine months ended September 30, 2008, our cash totaled $3,459,077 and consisted of $9,528,476 used in operating activities, $354,154 used in investing activities, and $12,905,076 provided by financing activities.

For the nine months ended September 30, 2007, our cash totaled $4,257,862 and consisted of $4,014,983 provided by operating activities, $528,257 used in investing activities, and $629,626 provided by financing activities.

Cash (Used in) Provided by Operating Activities

For the nine months ended September 30, 2008 cash used in operations of $9,528,476 included an increase in accounts receivables of approximately $12.8 million due primarily to longer payment terms extended to clients during the three months ended September 30, 2008, prepayments and other current assets of $744,785, and an increase in advances on purchases of $5.7 million. These decreases in cash funds were partially offset by an increase in accounts payables of approximately $2.5 million, deposits from customers of $1.9 million, taxes payable of $784,719, accrued expenses and other current liabilities of approximately $442,254, and net income of $3.9 million.

For the nine months ended September 30, 2007 cash provided by operations of $4.0 million included a $5.8 million increase in accounts payable, $1.8 million of customer deposits, and an increase of $3.8 million from accrued expenses and other liabilities, which were offset by an increase in accounts receivable of approximately $1.5 million and an increase in inventories of approximately $4.4 million.

Cash used in Investing Activities

For the nine months ended September 30, 2008 cash used in investing activities of $354,154 was mainly due to proceeds from release of pledged deposits of $606,083 and cash received from reverse acquisition of $11,506, offset by purchases of property and equipments of $168,743 and payments toward pledged deposits of $803,000.

For the nine months ended September 30, 2007 cash used in investing activities of $528,257 was mainly due to payments toward pledged deposits of $404,912 and purchases of property and equipments of $123,345.

Cash provided by Financing Activities

For the nine months ended September 30, 2008 cash provided by financing activities of $12,905,076 was due to proceeds from loans of approximately $7,547,814, proceeds from a capital raise of approximately $6,623,168, offset by payments of $344,670 of  forward foreign exchange contracts and $921,236 to decrease due to Mr. Kexan Yao, our Chief Executive Officer.

For the nine months ended September 30, 2007 cash provided by financing activities of $629,626 was due to proceeds from forward foreign exchange contracts of $312,337 and an increase due to Mr. Kexan Yao, our Chief Executive Officer, of $317,289.

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

On October 10, 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. This FASB Staff Position (FSP) clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. Statement 157 was issued in September 2006, and is effective for financial assets and financial liabilities for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  We have adopted SFAS 157-3 and determined that it had no impact as of September 30, 2008, and we will continue to evaluate the impact, if any, of SFAS 157-3 on our financial statements.

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

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. A list of factors that could cause our actual results of operations and financial condition to differ materially is set forth below, and these factors are discussed in greater detail under Item 6 “Management’s Discussion and Analysis or Plan of Operation - Risk Factors” of our Annual Report on Form 10-KSB for the year ended December 31, 2007 and Item 1.01 “Risk Factors” of our Current Report on Form 8-K filed on July 1, 2008:

•	Continued global economic weakness is expected to reduce demand for our products.
•	Our ability to obtain sufficient capital to fund our planned expansion and construction of a scrap steel recycling facility.
•	Fluctuations in raw material prices may affect our operating results as we may not be able to pass on cost increases to customers.
•	Our ability to manage growth in operations to maximize our potential growth and achieve our expected revenues.
•	Our organic growth strategy, if unsuccessful, may result in a negative impact on our growth, financial condition, results of operations and cash flow.
•	Our ability to successfully complete construction of our proposed scrap steel recycling facility, or, even if constructed, our ability to operate the proposed recycling facility profitably.
•	Our ability to successfully implement our acquisition growth strategy and meet growth and revenue expectations.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

None

Item 6.	Exhibits

No.	Description
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Financial and Accounting Officer *
32	Section 1350 Certification of Chief Executive Officer and the Principal Financial and Accounting Officer *

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

China Armco Metals, Inc.

Date: November 14, 2008	By:	/s/ Kexuan Yao
Kexuan Yao
CEO and Chairman
(Principal Executive Officer)

Date: November 14, 2008	By:	/s/ Fengtao Wen
Fengtao Wen
Chief Financial Officer
(principal accounting officer)