Form 10-K
period 2008-12-31
China Armco Metals, Inc.
filed 2009-03-27
CIK 1410711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 000-53468

CHINA ARMCO METALS, INC.
(Name of small business issuer in its charter)

NEVADA	26-0491904
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One Waters Park Drive, Suite 98 San Mateo, California	94403
(Address of principal executive offices)	(Zip Code)

(650) 212-7620
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.001 (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.        Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The aggregate market value of the registrant’s voting common stock held by non-affiliates as of June 30, 2008 based upon the closing price reported for such date on the OTC Bulletin Board was $16,098,600.

As of March 13, 2009, the registrant had 10,097,449 shares of its common stock outstanding.

Documents Incorporated by Reference:
None.

CHINA ARMCO METALS, INC.

PART I

ITEM 1.  BUSINESS

Our History

China Armco Metals, Inc. (“we”, “China Armco”, or the “Company”), formerly known as Cox Distributing, Inc., was founded as an unincorporated business in January 1984 and became a “C” corporation in the State of Nevada on April 6, 2007.  On June 27, 2008, we acquired all of the issued and outstanding capital stock of Armco & Metawise (HK), Ltd., a limited liability company established under the laws of Hong Kong (“Armco”).  Armco owns 100% of the capital stock of each of Armet (Lianyungang) Renewable Resources Co., Ltd. (a/k/a Armet (Lianyungang) Scraps Co., Ltd.) (“Armet”) and Henan Armco & Metawise Trading Co., Ltd. (“Henan Armco”), both of which are limited liability companies established under the laws of the People’s Republic of China (“PRC”).

On December 30, 2008, we entered into an Agreement of Assumption and Release and Bill of Sale (“Spin-Out”) with our former Chairman and Chief Executive Officer, Stephen E. Cox, with respective to a U.S. based fertilizer distribution business (“Legacy Business”).  As a result of the Spin-out, Mr. Cox assumed all the assets and liabilities of the Legacy Business and cancelled 6,200 shares of our common stock.  Therefore, we no longer engage in the fertilizer distribution business.

Prior to our acquisition of Armco, we had one employee, Stephen E. Cox, our founder and former president and chief executive officer who devoted his full business time to the operation of the fertilizer distribution business in the United States.

Also, prior to our acquisition of Armco, our sole business was the distribution of organic fertilizer products used to improve soil and growing conditions for the potato farmers of eastern Idaho. These products, which are bio-based rather than petroleum-based, add nutrients to the soil and serve as fungicides intended to increase the size and quality of crops.  On June 27, 2008, the Company amended its Articles of Incorporation, and changed its name to China Armco Metals, Inc.

Overview China Armco

Distribution of Ore

We import, sell and distribute metal ores and non-ferrous metals to the metal refinery industry in China.  Armco commenced operations in 2001.  We import metal ore from global suppliers in Brazil, India, South America, Oman, Turkey, Iran, Libya, Nigeria, Indonesia, and the Philippines and resell the metal ore to manufacturers of steel and other metal products in China.  We source a range of raw materials which includes iron ore, coal, chrome ore, nickel ore, copper ore, scrap metal, and manganese ore.

We are seeking to expand our business operations within China by entering into the scrap metal recycling business.  We are constructing a scrap metal recycling facility capable of producing 1 million metric tons (“mmt”) of recycled metal per year.  The facility is located in the Banqiao Industrial Zone of Lianyungang Economic Development Zone in the Jiangsu province of the PRC. Upon completion of our metal recycling facility, we will seek to recycle automobiles, machinery, building materials, dismantled ships and various other scrap metals and will sell and distribute recycled scrap metal to the metal refinery industry utilizing our existing network of metal ore customers in the PRC. We expect to commence recycling operations in the fourth quarter of 2009. We believe this scrap metal recycling facility can increase our operating results.

The Company

Steel Industry and Market for Iron Ore

China is the largest developing country in the world, and the demand for steel has been growing steadily over the past decade as the country continues to experience an industrial revolution.  We believe that domestic steel production will continue to witness significant growth as China continues to grow.  The steel industry is an important basic industry of the national economy of China, and plays a vital role in the recent industrialization efforts of the country.  As witnessed over the last decade, the production of steel has increased dramatically throughout the world, and in particular in China.  According to the www.worldsteel.org, in 2008 worldwide crude steel production amounted to 1,330 mmt.  This is a decrease of 1.2% compared to 2007.  2008 is the second consecutive year that world steel production has been over 1,300 mmt. China’s crude steel production in 2008 reached 502 mmt an increase of 2.6% from 2007.  Production volume in China has more than doubled within the past five years, from 222 mmt in 2002. China’s share of the world's steel production continued to grow in 2008 representing 38% of the world's total crude steel production.

Industry Analyst Rong Gang, of Langesteel, a steel information service provider, predicts China would consume about 500 mmt of steel assuming the economy grows at a rate of 8 percent this year. However, Chinese production capacity exceeded 650 mmt at the end of 2008, which means producers were making too much steel even before the full impact of the crisis was felt.

We have established cooperative business relationships with global suppliers and China’s large iron and steel enterprises.  We typically enter into contracts with both suppliers and customers.  Overseas supplier’s ship cargo to a designated seaport in China and, in most of cases, the cargo is then shipped to customers directly. Payments are made in the form of telegraphic transfer (T/T) and occasionally by a letter of credit, depending on the transaction terms specified in the contract; the customer or supplier is responsible for all shipping costs.

Scrap Metal Recycling Industry

The steel industry has been actively recycling for more than 150 years, in large part because it is economically advantageous to do so. Scrap metal can replace iron ore in the production of steel.  It is cheaper to recycle metal than to mine iron ore and manipulate it through the production process to form 'new' steel.  Metal does not lose any of its inherent physical properties during the recycling process, and has drastically reduced energy and material requirements than refinement from iron ore.  The continued utilization of scrap metal is a vital component of the domestic steel manufacturing industry.  The energy saved by recycling reduces the annual energy consumption of the industry by approximately 75%.  According to World Steel Association’s Fact Sheet; Raw materials released in October 2008, more steel is recycled worldwide annually than all other materials put together, with an estimated 459 mmt being recycled in 2006, approximately 37% of the crude steel produced that year.

As China continues to industrialize, we believe recycled materials will witness growing demand.  According to the Chinese government’s statistics, the crude steel produced from 2006 to 2010 is estimated to be 1.18 billion metric tons.  During this period, it is estimated that the amount of scrap metal used in steel production will account for approximately 239 mmt, approximately 20% of the steel output.  In China the amount of scrap metal used in crude steel production in 2008 accounts for approximately 18.4% of the total.

CBI China Co., Ltd., the largest integrated service provider in Chinese commodity markets, estimates scrap steel supply in 2009 will reach approximately 46.79 mmt, nearly half of the overall demand of 83.58 mmt this year assuming that China manages to maintain 8% GDP growth rate in 2009.

In China, the scrap metal recycling industry is highly fragmented with no dominant player.  Crude steel producers operate scrap steel processing facilities which satisfy a portion of the production demand.  According to China Association of Metalscrap Utilization in November 2008, presently a dozen scrap steel companies have the capacity to process 200,000 metric tons annually.  There are more than 2,000 scrap metal recycling companies; the average volume for each producer is less than 11,000 metric tons per year.

The PRC identified the scrap metal recycling industry as a way to minimize the use of scarce natural resources and reduce energy consumption and emissions in the steel manufacturing industry.  In July 2005, China’s “Steel Industry Development Policy” recommended domestic steel producers increase the use of scrap metal in the production of steel.  The PRC also implemented a preferential tax policy which provides recyclers an exemption from income tax in 2008 and 2009 followed by a 50% income tax exemption for 2010 through 2012.  In February 2006, The National Development and Reform Commission of PRC (“NDRC”), The Ministry of Science and Technology of PRC, and The Ministry of Environmental Protection of the PRC jointly issued the “Automotive Products Recycling Technology Policy”.  Under the terms of this policy, auto makers are charged with the responsibility to recover and recycle abandoned vehicles.  We believe that this newly promulgated law will increase the availability of raw materials necessary for scrap metal recycling.

Development of Scrap Metal Recycling Facility

Scrap metal recycling operations encompass buying, processing and selling of ferrous and non-ferrous recycled metals. We are in the early phases of planning and constructing a scrap metal recycling facility in the Banqiao Industrial Zone of Lianyungang Economic Development Zone in Jiangsu Province on 32 acres of land.  The Banqiao Industrial Zone is located approximately 3 miles from Lianyungang Port, one of the ten largest deep water seaports in China, and one of the top 100 deep water ports in the world with annual cargo-handling capacity of approximately 120 mmt per year. Upon completion of construction, the full scrap metal recycling facility is expected to have a production capacity of 1 mmt of recycled scrap metal annually.

Total cost of construction of the scrap metal recycling facility including land is expected to be approximately $24.2 million.  Construction is expected to be completed in the fourth quarter of 2009.  When completed, the recycling facility is expected to include a scrap metal cutting production line, a large scrap metal cutting line, light thin waste/thin metal packing line and a preproduction facility that includes an automobile dismantling line, scrap metal grasping machines, a water transportation dock, strap transportation, machines, factory, administrative and operations offices, material pile stock and load meters.  We plan to finance construction of this facility through a combination of net proceeds from an offering of our securities completed in August 2008, cash flow as well as vendor and debt financing.  The recycling facility is expected to commence operations in the fourth quarter of 2009.

Products and Customers

Metal Ore Operations

Products

Our metal ore business buys and sells the following metal ores:

•	Iron Ore	Raw material used to make pig iron, one of the main raw materials used to make steel. Approximately 98% of the mined iron ore is used to make steel;
•	Chrome Ore	Used to reinforce steel and, in association with high carbon, gives resistance to wear and abrasion. It is also used in heat-resisting steels and high duty cast irons;
•	Nickel Ore
A silvery-white metal that takes on a high polish. It belongs to the transition metals, and is hard and ductile. It occurs most usually in combination with sulfur and iron in pentlandite, with sulfur in millerite, with arsenic in the mineral nickeline, and with arsenic and sulfur in nickel glance;

•	Copper Ore	Used as a heat conductor, an electrical conductor, as a building material, and as a constituent of various metal alloys;
•	Manganese Ore	A chemical element that is used industrially as pigments and as oxidation chemicals; and
•	Steel Billet	A section of steel used for rolling into bars, rods and sections.

Customers.

We sell our products to steel producing mills, steelmakers, foundries and brokers who aggregate materials for other large users.  Most of our customers purchase ore through negotiated spot sales contracts which establishes the quantity purchased for the month.  The price we charge for ore depends upon market demand and transportation costs, as well as quality and grade of the scrap.  In many cases, our selling price also includes the cost of transportation to the destination port.

A summary of revenue generated from our significant customers in 2008 and 2007 is found in the table below.

Customer	2008	2007
Henan Jiyuan Iron and Steel (Group) Co., Ltd.	0%	30.0%
Henan Chaoyang Steel Co., Ltd.	0%	33.0%
China-Base Ningbo Foreign Trade Co., Ltd.	34.0%	28.0%
Tianjin No. 1 Steel Group.,Ltd.	28.0%	0%
Lianyungang Jiaxin Resources Import & Export Co.,Ltd.	19.6%	0%

Scrap Metal Operations

We plan to diversify our business into the scrap metal recycling industry and toward that end we are constructing a scrap metal recycling facility capable of producing 1 million metric tons of recycled metal per year.  The facility is located in the Banqiao Industrial Zone of Lianyungang Economic Development Zone in the Jiangsu province of the PRC.  Upon completion of our metal recycling facility, we will seek to recycle automobiles, machinery, building materials, dismantled ships and various other scrap metals and will sell and distribute recycled scrap metal to the metal refinery industry utilizing our existing network of metal ore customers in the PRC.  We believe this scrap metal recycling facility can increase our operating results.  Construction of the scrap metal recycling facility including land is expected to cost approximately $24.2 million.  We expect to commence operations of this facility when construction is completed which is anticipated to be in the fourth quarter of 2009.  When completed, the recycling facility is expected to include a scrap metal cutting production line, a large scrap metal cutting line, light thin waste/thin metal packing line and a preproduction facility that includes an automobile dismantling line, scrap metal grasping machines, a water transportation dock, strap transportation machines, factory, administrative and operations offices, material pile stock and load meters.  We plan to finance construction of this facility through a combination of net proceeds from an offering of our securities completed in August 2008, cash flow as well as vendor and debt financing.

Competition

     Our metal ore operations compete with a number of metal ore providers and once operational, our scrap metal recycling business will compete with existing scrap metal manufactures who operate their own recycling facilities, new entrants into the scrap metal recycling business and existing operators.

Sources and Availability of Raw Materials

Iron Ore

We obtain ferrous and non-ferrous ore from a variety of sources including mining companies, brokers and other intermediaries.  A summary of our significant suppliers in 2008 and 2007 is included in the following table.

Suppliers	Location	2008	2007
Lianyungang Jiaxin Resources Import & Export Co., Ltd.	China	21.6%	-%
Sipex for Investment and Promotion of Exports Co., Ltd.	Libya	10.4%	41.0%
A3 Una Mining Corporation	Philippines	-%	39.0%
D.A.S.S Makine Insaat Madencilik Ltd.	Turkey	0.3%	12.0%
Beston Holdings Group Ltd.	Hong Kong	14.4%	-%
Hornor Resources (International) Co.,Ltd.	Hong Kong	15.6%	-%
Tianjin Jiaxuanhua	China	28.8%	-%

Metal Recycling

We will begin to purchase scrap metal from the following sources prior to commencement of operations at our proposed recycling plant when we complete construction of the facility:

•	obsolete metal which is sourced from metal dealers, retail scrap metal dealers, auto wreckers, demolition firms, railroads and others who generate scrap metal or non-ferrous metals; and
•	industrial generated materials which are sourced mainly from manufacturers who generate off cuts or by-products made from scrap metal, iron or non-ferrous metals, known as prompt or industrial metal.

In most cases, we may enter into contracts with our suppliers of raw materials and our customers for the sale of our processed scrap metals.  Among other things, the supply of these raw materials can be dependent on prevailing market conditions, including the buy and sell prices of ferrous and non-ferrous recycled metals.  In periods of low prices, suppliers may elect to hold metal to wait for higher prices or intentionally slow their metal collection activities.  In addition, a global slowdown of industrial production would reduce the supply of industrial grades of metal to the metal recycling industry, potentially reducing the amount of metals available for us to recycle.

The Share Purchase Agreement and the Stock Option Agreement with the Former Stockholder of Armco

On June 27, 2008, Armco entered into an agreement to be acquired by us.  Following the close of the acquisition we changed our former corporate name Cox Distributing, Inc. to China Armco Metals, Inc.  We acquired all of the issued and outstanding capital stock (the “Armco Shares”) of Armco & Metawise (HK), Ltd., a limited liability company established under the laws of Hong Kong (“Armco”) pursuant to a share purchase agreement (the “Share Purchase Agreement”). Armco owns 100% of the capital stock of each of Armet (Lianyungang) Renewable Resources Co., Ltd. (a/k/a Armet (Lianyungang) Scraps Co., Ltd.)  (“Armet Lianyungang”) and Henan Armco & Metawise Trading Co., Ltd. (“Henan Armco”), both of which are limited liability companies established under the laws of the People’s Republic of China (“PRC”).

Under the Share Purchase Agreement, we purchased from the Armco Shareholder 100% of the issued and outstanding shares of Armco’s capital stock, all of which were owned by Feng Gao, the sole shareholder of Armco for $6,890,000 by delivery of a promissory note.  In addition, we issued to Ms. Gao a stock option entitling Ms. Gao to purchase 5,300,000 shares of our common stock, par value $.001 per share (the “common stock”) at a price of $1.30 per share and 2,000,000 shares at $5.00 per share.  We had the right to redeem 7,694,000 shares of common stock held by Stephen E. Cox within 30 days after the Share Purchase.  On July 25, 2008, we entered into an amendment to the June 27, 2008 Share Purchase Agreement to extend this redemption right until August 15, 2008. On August 12, 2008, Ms. Gao exercised her option to purchase 5,300,000 shares of the Common Stock, $0.001 par value per share and cancelled the June 25, 2008 Promissory Note in the principal amount of $6,890,000 in payment of the purchase of the 5,300,000 shares.

As a result of the consummation of the Share Purchase, Armco now is a wholly-owned subsidiary of our Company.

Gao Stock Option

On June 27, 2008, we issued to Ms. Gao a stock option entitling her to purchase 5,300,000 shares of our common stock, par value $.001 per share at a price of $1.30 per share which expires on September 30, 2008 and 2,000,000 shares of our common stock at $5.00 per share which expires on June 30, 2010 (the “Gao Option”).  On August 12, 2008, Ms. Gao exercised her option to purchase and we issued 5,300,000 shares of our common stock in exchange for the cancellation of our $6,890,000 promissory note owed to Ms. Gao.  Accordingly, the 5,300,000 shares issued to Ms. Gao represent approximately 52.51% of the issued and outstanding shares of our common stock giving effect to the cancellation of 7,694,000 shares owned by Stephen E. Cox as provided for in the Share Purchase Agreement.

Earn-In of Shares by Kexuan Yao

Pursuant to a call option agreement, dated June 27, 2008, as amended on December 18, 2008, entered into between our Chairman and Chief Executive Officer, Kexuan Yao and Feng Gao, Mr. Yao exercised the call right to acquire up to 5,300,000 shares of our common stock (the “Earn In Shares”) from Ms. Gao.

Consulting Agreements

On June 27, 2008, Armco entered into exclusive consulting agreements with each of its subsidiaries, Armet Lianyungang and Henan Armco. Under the consulting agreements, Armco agreed to advise, consult, manage, operate and provide certain financial accommodations to Armet Lianyungang and Henan Armco, respectively, in exchange for their payment of all of their operating cash flow to Armco.

Spin Out

On December 30, 2008, we entered into an Agreement of Assumption and Release and Bill of Sale (“Spin-Out”) with our former Chairman and Chief Executive Officer, Stephen E. Cox, with respective to a U.S. based fertilizer distribution business (“Legacy Business”). As a result of the Spin-out, Mr. Cox assumed all the assets and liabilities of the Legacy Business and cancelled 6,200 shares of our common stock. Therefore, we no longer engage in the fertilizer distribution business.

Organizational History of Armco & and its Subsidiaries

Armco & Metawise (HK), Ltd. (“Armco”), a Hong Kong limited liability company, was established on July 13, 2001.  On June 6, 2002, Henan Armco & Metawise Trading Co., Ltd. (“Henan Armco”), a Chinese limited liability company, was formed with registered capital of $1.55 million.  In March 2008, Henan Armco was restructured as a wholly owned subsidiary of Armet (Lianyungang) Renewable Resources Co., Ltd. (“Armet Lianyungang”).  In December 2008, Armco transferred its ownership of Armco Lianyungang to China Armco so that Armco Lianyungang became a wholly owned subsidiary of China Armco.

On January 9, 2007 Armet (Lianyungang) Renewable Resources Co., Ltd. (“Armet Lianyungang”), a Chinese limited liability company, was formed as a wholly owned foreign enterprise by Armco with registered capital of $15 million.  Armet Lianyungang is a wholly owned subsidiary of Armco.

Employees

As of March 31, 2009, we have 30 full-time employees, including 1 employee in the United States and 29 in the PRC.  For our employees in the PRC, we are required to contribute a portion of their total salaries to the Chinese government’s social insurance funds, including medical insurance, unemployment insurance and job injuries insurance, and a housing assistance fund, in accordance with relevant regulations.

GOVERNMENT REGULATION

Despite efforts to develop the legal system over the past several decades, including but not limited to legislation dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade, the PRC continues to lack a comprehensive system of laws. Further, the laws that do exist in the PRC are often vague, ambiguous and difficult to enforce, which could negatively affect our ability to do business in China and compete with other companies in our segments.

In September 2006, the Ministry of Commerce (“MOFCOM”) promulgated the Regulations on Foreign Investors' Mergers and Acquisitions of Domestic Enterprises (M&A Regulations) in an effort to better regulate foreign investment in China. The M&A Regulations were adopted in part as a needed codification of certain joint venture formation and operating practices, and also in response to the government's increasing concern about protecting domestic companies in perceived key industries and those associated with national security, as well as the outflow of well-known trademarks, including traditional Chinese brands.

As a U.S. based company doing business in China and Hong Kong, we seek to comply with all PRC laws, rules and regulations and pronouncements, and endeavor to obtain all necessary approvals from applicable PRC regulatory agencies such as the MOFCOM, the State Assets Supervision and Administration Commission ("SASAC"), the State Administration for Taxation, the State Administration for Industry and Commerce, the China Securities Regulatory Commission ("CSRC"), the State Administration of Foreign Exchange ("SAFE") and all applicable laws of Hong Kong.

Economic Reform Issues

Since 1979, the Chinese government has reformed its economic systems. Many reforms are unprecedented or experimental; therefore they are expected to be refined and improved. Other political, economic and social factors, such as political changes, changes in the rates of economic growth, unemployment, inflation, or the disparities in per capita wealth between regions within China, could lead to further readjustment of the reform measures. We cannot predict if this refining and readjustment process may negatively affect our operations in future periods, particularly in relation to future policies including but not limited to foreign investment, taxation, inflation and trade.

Currency

The value of the Renminbi (“RMB”), the main currency used in China, fluctuates and is affected by, among other things, changes in China’s political and economic conditions. The conversion of RMB into foreign currencies such as the U.S. dollar have been generally based on rates set by the People’s Bank of China, which are set daily based on the previous day’s interbank foreign exchange market rates and current exchange rates on the world financial markets.

Environment

We are currently subject to numerous Chinese provincial and local laws and regulations relating to the protection of the environment which are highly relevant to our metal ore business and the scrap metal recycling facility we intend to construct. These laws continue to evolve and are becoming increasingly stringent. The ultimate impact of complying with such laws and regulations is not always clearly known or determinable because regulations under some of these laws have not yet been promulgated or are undergoing revision.  In 2007 we did not spend any funds related to compliance with environmental regulations.

Recycling

In February 2006, The National Development and Reform Commission of PRC (“NDRC”), The Ministry of Science and Technology of PRC, and The Ministry of Environmental Protection of the PRC jointly issued the “Automotive Products Recycling Technology Policy”.  Under the terms of this policy, auto makers are charged with the responsibility to recover and recycle abandoned vehicles.  We believe that this newly promulgated law will increase the availability of raw materials necessary for scrap metal recycling.

ITEM 1A. RISK FACTORS

The risk factors in this section describe the major risks to our business, prospects, results of operations, financial condition or cash flows, and should be considered carefully. In addition, these factors constitute our cautionary statements under the Private Securities Litigation Reform Act of 1995 and could cause our actual results to differ materially from those projected in any forward-looking statements (as defined in such act) made in this Annual Report on Form 10-K. Investors should not place undue reliance on any such forward-looking statements. Any statements that are not historical facts and that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “intends,” “plans,”“believes” and “projects”) may be forward-looking and may involve estimates and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements.

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

Risks Related To Our Business

WE MAY NOT BE ABLE TO OBTAIN SUFFICIENT CAPITAL TO FUND OUR PLANNED EXPANSION AND CONSTRUCTION OF A SCRAP STEEL RECYCLING FACILITY AND MAY BE FORCED TO LIMIT THE SCOPE OF OUR OPERATIONS.

If adequate additional financing is not available on reasonable terms, we may not be able to undertake the expansion of our metal ore business or the construction of the scrap metal recycling facility and purchase additional machinery and equipment for the operations of this facility and we would have to modify our business plans accordingly. There is no assurance that additional financing will be available to us.

In connection with our planned expansion and construction of a scrap metal recycling facility, we may experience increased capital needs and accordingly, we may not have sufficient capital to fund these initiatives without additional capital investments. Our capital needs will depend on numerous factors, including (i) our profitability; (ii) the actual versus planned cost to construct and equip the scrap metal recycling facility; (iii) the level of our investment in research and development; and (iv) the amount of our capital expenditures, including acquisitions. We cannot assure you that we will be able to obtain capital in the future to meet our needs.

If we cannot obtain additional funding, we may be required to: (i) substantially curtail our operations; (ii) limit our marketing efforts; (iii) abandon or delay construction of the scrap metal facility; and (iii) decrease or eliminate capital expenditures.  Such reductions could materially adversely affect our business and our ability to compete.

Even if we do find a source of additional capital, we may not be able to negotiate acceptable terms and conditions for obtaining the additional capital. Any future capital investments could dilute or otherwise materially and adversely affect the holdings or rights of our existing shareholders. In addition, new equity or convertible debt securities issued by us to obtain financing could have rights, preferences and privileges senior to our common stock. We cannot give any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us.

OUR FUTURE OPERATING RESULTS MAY BE AFFECTED BY FLUCTUATIONS IN RAW MATERIAL PRICES. WE MAY NOT BE ABLE TO PASS ON COST INCREASES TO CUSTOMERS.

Our operating profits may be negatively affected by fluctuations in the price of metal ore. We are subject to short-term metal ore price volatility and may be forced to purchase metal ore at higher prices and may be unable to pass the cost increase of metal ore on to our customers. This may adversely affect gross margins and profitability. Although our sales agreements with our customers generally do not contain a provision that permits the parties to adjust the contract price of the metal ore upward or downward, we have, in most cases fixed price supply contracts for the metal ore we sell.

OUR FUTURE NET INCOME MAY BE AFFECTED BY UNCOLLECTIBLE ACCOUNTS RECEIVABLES AND INCREASING CUSTOMER CREDIT RISK.

Based on the current market conditions, we changed our credit policy from requiring payment in full upon delivery of the goods to extending credit terms of 1 to 6 months. This may expose us to certain customer credit risks related to the collection of our accounts receivable. Our diversified client base includes a large number of enterprises, from small and large businesses in China. Most of our sales are on an open credit basis. We maintain reserves that we believe are adequate to cover exposure for any uncollectible accounts receivables and regularly review such reserves by considering factors such as write-off history, aging analysis and any specific, known troubled accounts. If we become aware of additional information related to the credit worthiness of a major customer, or, if future actual default rates on accounts receivables in general differ from those currently anticipated, we may have to adjust our reserves, which could affect our consolidated net income in the period the adjustments are made. More importantly, we may incur losses from the defaults of payments.

WE NEED TO MANAGE GROWTH IN OPERATIONS TO MAXIMIZE OUR POTENTIAL GROWTH AND ACHIEVE OUR EXPECTED REVENUES AND OUR FAILURE TO MANAGE GROWTH WILL CAUSE A DISRUPTION OF OUR OPERATIONS RESULTING IN THE FAILURE TO GENERATE REVENUE.

In order to maximize potential growth in our current and potential markets, we believe that we must expand our sales and marketing operations and enter into the scrap metal business by constructing a recycling facility. This expansion will place a significant strain on our management and our operational, accounting, and information systems. We expect that we will need to continue to improve our financial controls, operating procedures, and management information systems. We will also need to effectively recruit, train, motivate, and manage our employees. Our failure to manage our growth could disrupt our operations and ultimately prevent us from generating the revenues we expect.

WE CANNOT ASSURE YOU THAT OUR GROWTH STRATEGY WILL BE SUCCESSFUL WHICH MAY RESULT IN A NEGATIVE IMPACT ON OUR GROWTH, FINANCIAL CONDITION, RESULTS OF OPERATIONS AND CASH FLOW.

One of our strategies is to grow through increasing the distribution and sales of our metal ore products by penetrating existing markets in the PRC and entering new geographic markets in the PRC. However, many obstacles to entering such new markets exist, including, but not limited to, shipping and delivery costs, costs associated with marketing efforts and maintaining attractive foreign exchange ratios. We cannot, therefore, assure you that we will be able to successfully overcome such obstacles and establish our products in any additional markets. Our inability to implement this organic growth strategy successfully may have a negative impact on our growth, future financial condition, results of operations or cash flows.

WE CANNOT ASSURE THAT WE WILL SUCCESSFULLY COMPLETE CONSTRUCTION OF OUR PROPOSED SCRAP STEEL RECYCLING FACILITY, OR, EVEN IF CONSTRUCTED, THAT OUR PROPOSED RECYCLING FACILITY WILL CONTRIBUTE TO OUR OVERALL PROFITABILITY, WHICH MAY ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND THE MARKET PRICE FOR OUR SHARES.

We expect to increase our revenue by selling recycled scrap metal to be processed in our scrap metal recycling facility which we intend to build. However, we will require additional financing in order to construct the facility, and we have not entered into agreements for all aspects of construction necessary to complete construction of the facility. Moreover, the operation of a scrap metal recycling facility is equipment and labor intensive and depends on a ready source of raw unprocessed scrap metal.  Thus, even if constructed, we can provide no assurance that we can generate significant revenues from the operation of this facility, or that its operations will contribute to our overall profitability. Delays in construction and/or unanticipated equipment and/or labor and raw material costs and delays could have an adverse effect on our results of operations, in which event the market price for our shares may be adversely affected.

WE CANNOT ASSURE YOU THAT OUR ACQUISITION GROWTH STRATEGY WILL BE SUCCESSFUL RESULTING IN OUR FAILURE TO MEET GROWTH AND REVENUE EXPECTATIONS.

In addition to our organic growth strategy, we may seek to grow through strategic acquisitions. We may pursue opportunities to acquire businesses in the PRC that are complementary or related in product lines and business structure to us. We may not be able to locate suitable acquisition candidates at prices that we consider appropriate or to finance acquisitions on terms that are satisfactory to us. If we do identify an appropriate acquisition candidate, we may not be able to negotiate successfully the terms of an acquisition, or, if the acquisition occurs, integrate the acquired business into our existing business. Acquisitions of businesses or other material operations may require debt financing or additional equity financing, resulting in leverage or dilution of ownership. Integration of acquired business operations could disrupt our business by diverting management away from day-to-day operations. The difficulties of integration may be increased by the necessity of coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. We also may not be able to maintain key employees or customers of an acquired business or realize cost efficiencies or synergies or other benefits we anticipated when selecting our acquisition candidates. In addition, we may need to record write-downs from future impairments of intangible assets, which could reduce our future reported earnings. At times, acquisition candidates may have liabilities or adverse operating issues that we fail to discover through due diligence prior to the acquisition. In addition to the above, acquisitions in the PRC, including of state owned businesses, will be required to comply with laws of the PRC, to the extent applicable. There can be no assurance that any given proposed acquisition will be able to comply with PRC requirements, rules and/or regulations, or that we will successfully obtain governmental approvals which are necessary to consummate such acquisitions, to the extent required. If our acquisition strategy is unsuccessful, we will not grow our operations and revenues at the rate that we anticipate.

CERTAIN AGREEMENTS TO WHICH WE ARE A PARTY AND WHICH ARE MATERIAL TO OUR OPERATIONS LACK VARIOUS LEGAL PROTECTIONS WHICH ARE CUSTOMARILY CONTAINED IN SIMILAR CONTRACTS PREPARED IN THE UNITED STATES.

Our subsidiaries include companies organized under the laws of the PRC and all of their business and operations are conducted in China and Hong Kong. We are a party to certain contracts related to our operations in China and Hong Kong.   While these contracts contain the basic business terms of the agreements between the parties, these contracts do not contain certain clauses which are customarily contained in similar contracts prepared in the U.S., such as representations and warranties of the parties, confidentiality and non-compete clauses, provisions outlining events of defaults, and termination and jurisdictional clauses.  Because our contracts in China omit these customary clauses, notwithstanding the differences in Chinese and U.S. laws, we may not have the same legal protections as we would if the contracts contained these additional clauses.  We anticipate that our Chinese and Hong Kong subsidiaries will likely enter into contracts in the future which will likewise omit these customary legal protections.  While we have not been subject to any adverse consequences as a result of the omission of these customary clauses, and we consider the contracts to which we are a party to contain all the material terms of our business arrangements with the other party, future events may occur which lead to a dispute which could have been avoided if the contracts included customary clauses in conformity with U.S. standards.  Contractual disputes which may arise from this lack of legal protection could divert management's time from the operation of our business, require us to expend funds attempting to settle a possible dispute, limit the time our management would otherwise devote to the operation of our business, and have a material adverse effect on our business, financial condition and results of operations.

WE DEPEND ON OUR KEY MANAGEMENT PERSONNEL AND THE LOSS OF THEIR SERVICES COULD ADVERSELY AFFECT OUR BUSINESS.

We place substantial reliance upon the efforts and abilities of our executive officers, Yao Kexuan, our Chairman and Chief Executive Officer and Fengtao Wen, our Chief Financial Officer.  The loss of the services of any of our executive officers could have a material adverse effect on our business, operations, revenues or prospects.  We do not maintain key man life insurance on the lives of these individuals.

WE MAY NEVER PAY ANY DIVIDENDS TO SHAREHOLDERS.

We have not declared any cash dividends on our common stock since we completed the purchase of Armco pursuant to the Share Purchase Agreement and our board of directors does not intend to declare or distribute dividends in the near future.  The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant.  There is no assurance that future dividends will be paid, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend.

MANAGEMENT EXERCISES SIGNIFICANT CONTROL OVER MATTERS REQUIRING SHAREHOLDER APPROVAL WHICH MAY RESULT IN THE DELAY OR PREVENTION OF A CHANGE IN OUR CONTROL.

Mr. Kexuan Yao, our Chairman and Chief Executive Officer, would have voting power equal to approximately 52.51% of our voting securities if he exercises his right and fulfills the conditions to exercise an option for 5,300,000 shares of our common stock. As a result, management through such stock ownership rights has the ability to exercise significant control over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions.  This concentration of ownership in management may also have the effect of delaying or preventing a change in control of us that may be otherwise viewed as beneficial by shareholders other than management.

WE MAY INCUR SIGNIFICANT COSTS TO ENSURE COMPLIANCE WITH UNITED STATES CORPORATE GOVERNANCE AND ACCOUNTING REQUIREMENTS.

We may incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly.  We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage.  As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers.  We are currently evaluating and monitoring developments with respect to these newly applicable rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

WE MAY NOT BE ABLE TO MEET THE ACCELERATED FILING AND INTERNAL CONTROL REPORTING REQUIREMENTS IMPOSED BY THE SECURITIES AND EXCHANGE COMMISSION RESULTING IN A POSSIBLE DECLINE IN THE PRICE OF OUR COMMON STOCK AND OUR INABILITY TO OBTAIN FUTURE FINANCING.

As directed by Section 404 of the Sarbanes-Oxley Act, as amended by SEC Release No. 33-8934 on June 26, 2008, the Securities and Exchange Commission adopted rules requiring each public company to include a report of management on the company's internal controls over financial reporting in its annual reports.  In addition, the independent registered public accounting firm auditing a company's financial statements must also attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting as well as the operating effectiveness of the company's internal controls. Commencing with its annual report for the year ending December 31, 2009, we will be required to include a report of management on its internal control over financial reporting.  The internal control report must include a statement

• ·	Of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;
•	Of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and
•	Of the framework used by management to evaluate the effectiveness of our internal control over financial reporting.

Furthermore, in the following year, our independent registered public accounting firm is required to file its attestation report separately on our internal control over financial reporting on whether it believes that we have maintained, in all material respects, effective internal control over financial reporting.

While we expect to expend significant resources in developing the necessary documentation and testing procedures required by Section 404 of the Sarbanes-Oxley Act, there is a risk that we may not be able to comply timely with all of the requirements imposed by this rule.  In the event that we are unable to receive a positive attestation from our independent registered public accounting firm with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements and our stock price and ability to obtain equity or debt financing as needed could suffer.

In addition, in the event that our independent registered public accounting firm is unable to rely on our internal controls in connection with its audit of our financial statements, and in the further event that it is unable to devise alternative procedures in order to satisfy itself as to the material accuracy of our financial statements and related disclosures, it is possible that we would be unable to file our Annual Report on Form 10-K with the Securities and Exchange Commission, which could also adversely affect the market price of our common stock and our ability to secure additional financing as needed.

WE MAY HAVE DIFFICULTY RAISING NECESSARY CAPITAL TO FUND OPERATIONS AS A RESULT OF MARKET PRICE VOLATILITY FOR OUR SHARES OF COMMON STOCK.

In recent years, the securities markets in the United States have experienced a high level of price and volume volatility, and the market price of securities of many companies have experienced wide fluctuations that have not necessarily been related to the operations, performances, underlying asset values or prospects of such companies.  For these reasons, our shares of common stock can also be expected to be subject to volatility resulting from purely market forces over which we will have no control.  If we are able to complete construction of our planned scrap metal recycling facility and expand the distribution and sales of our metal ore products, we may require additional financing to continue to develop and exploit existing and new products and services related to these aspects of our business and to expand into new markets.  The exploitation of our business may, therefore, be dependent upon our ability to obtain financing through debt and equity or other means.

Risks Related To Doing Business in China

A SUBSTANTIAL PORTION OF OUR ASSETS AND OPERATIONS ARE LOCATED IN THE PRC AND ARE SUBJECT TO CHANGES RESULTING FROM THE POLITICAL AND ECONOMIC POLICIES OF THE CHINESE GOVERNMENT.

Our business operations could be restricted by the political environment in the PRC.  The PRC has operated as a socialist state since 1949 and is controlled by the Communist Party of China.  In recent years, however, the government has introduced reforms aimed at creating a "socialist market economy" and policies have been implemented to allow business enterprises greater autonomy in their operations.  Changes in the political leadership of the PRC may have a significant effect on laws and policies related to the current economic reform programs, other policies affecting business and the general political, economic and social environment in the PRC, including the introduction of measures to control inflation, changes in the rate or method of taxation, the imposition of additional restrictions on currency conversion and remittances abroad, and foreign investment.  Moreover, economic reforms and growth in the PRC have been more successful in certain provinces than in others, and the continuation or increases of such disparities could affect the political or social stability of the PRC.

Although we believe that the economic reform and the macroeconomic measures adopted by the Chinese government have had a positive effect on the economic development of China, the future direction of these economic reforms is uncertain and the uncertainty may decrease the attractiveness of our company as an investment, which may in turn result in a decline in the trading price of our common stock.

WE CANNOT ASSURE YOU THAT THE CURRENT CHINESE POLICIES OF ECONOMIC REFORM WILL CONTINUE BECAUSE OF THIS UNCERTAINTY, THERE ARE SIGNIFICANT ECONOMIC RISKS ASSOCIATED WITH DOING BUSINESS IN CHINA.

Although the majority of productive assets in China are owned by the Chinese government, in the past several years the government has implemented economic reform measures that emphasize decentralization and encourages private economic activity.  In keeping with these economic reform policies, the PRC has been openly promoting business development in order to bring more business into the PRC.  Because these economic reform measures may be inconsistent or ineffective, there are no assurances that:

•	the Chinese government will continue its pursuit of economic reform policies;
•	economic policies, even if pursued, will be successful;
•	policies will not be significantly altered from time to time; or
•	operations in China will not become subject to the risk of nationalization.

We cannot assure you that we will be able to capitalize on these economic reforms, assuming the reforms continue.  Because our business model is dependent upon the continued economic reform and growth in China, any change in Chinese government policy could materially adversely affect our ability to continue to expand our business. China's economy has experienced significant growth in the past decade, but such growth has been uneven across geographic and economic sectors and has recently been slowing.  Even if the Chinese government continues its policies of economic reform, there are no assurances that economic growth in China will continue or that we will be able to take advantage of these opportunities in a fashion that will provide financial benefit to us.

THE CHINESE GOVERNMENT EXERTS SUBSTANTIAL INFLUENCE OVER THE MANNER IN WHICH OUR CHINESE SUBSIDIARIES MUST CONDUCT THEIR BUSINESS ACTIVITIES.

The PRC only recently has permitted provincial and local economic autonomy and private economic activities.  The government of the PRC has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership.  Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in the PRC or particular regions of the PRC, and could require us to divest ourselves of any interest we then hold in our Chinese subsidiaries.

FUTURE INFLATION IN CHINA MAY INHIBIT ECONOMIC ACTIVITY IN CHINA.

In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation.  During the past 10 years, the rate of inflation in China has been as high as 20.7% and as low as -2.2%.  These factors have led to the adoption by the PRC government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation.  While inflation has been more moderate since 1995, high inflation in the future could cause the PRC government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China.  Any actions by the PRC government to regulate growth and contain inflation could have the effect of limiting our ability to grow our revenues in future periods.

ANY RECURRENCE OF SEVERE ACUTE RESPIRATORY SYNDROME, OR SARS, OR ANOTHER WIDESPREAD PUBLIC HEALTH PROBLEM, COULD INTERRUPT OUR OPERATIONS.

A renewed outbreak of SARS or another widespread public health problem in China could have a negative effect on our operations. Our operations may be impacted by a number of health-related factors, including the following:

•	quarantines or closures of some of our offices which would severely disrupt our operations;
•	the sickness or death of our key management and employees; or
•	a general slowdown in the Chinese economy.

An occurrence of any of the foregoing events or other unforeseen consequences of public health problems could result in a loss of revenues in future periods and could impact our ability to conduct the operations of our Chinese subsidiaries as they are presently conducted.  If we were unable to continue the operations of our Chinese subsidiaries as they are now conducted, our revenues in future periods would decline and our ability to continue as a going concern could be in jeopardy.  If we were unable to continue as a going concern, investors could lose their entire investment in our company.

RESTRICTIONS ON CURRENCY EXCHANGE MAY LIMIT OUR ABILITY TO RECEIVE AND USE OUR REVENUES EFFECTIVELY. WE MAY NOT HAVE READY ACCESS TO CASH ON DEPOSIT IN BANKS IN THE PRC.

Because a substantial portion of our revenues are in the form of RMB, the main currency used in China, any future restrictions on currency exchanges may limit our ability to use revenue generated in RMB to fund any future business activities outside China or to make dividend or other payments in U.S. Dollars.  Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the RMB for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies, after providing valid commercial documents, at those banks authorized to conduct foreign exchange business.  In addition, conversion of RMB for capital account items, including direct investment and loans, is subject to government approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items.  We cannot be certain that we could have ready access to the cash should we wish to transfer it to bank accounts outside the PRC nor can we be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB, especially with respect to foreign exchange transactions.

WE MAY BE UNABLE TO ENFORCE OUR RIGHTS DUE TO POLICIES REGARDING THE REGULATION OF FOREIGN INVESTMENTS IN CHINA.

The PRC's legal system is a civil law system based on written statutes in which decided legal cases have little value as precedent, unlike the common law system prevalent in the United States.  The PRC does not have a well-developed, consolidated body of laws governing foreign investment enterprises.  As a result, the administration of laws and regulations by government agencies may be subject to considerable discretion and variation, and may be subject to influence by external forces unrelated to the legal merits of a particular matter.  China's regulations and policies with respect to foreign investments are evolving.  Definitive regulations and policies with respect to such matters as the permissible percentage of foreign investment and permissible rates of equity returns have not yet been published.  Statements regarding these evolving policies have been conflicting and any such policies, as administered, are likely to be subject to broad interpretation and discretion and to be modified, perhaps on a case-by-case basis.  The uncertainties regarding such regulations and policies present risks which may affect our current operations and future plans in China.  If we are unable to enforce any legal rights we may have under our contracts or otherwise, our ability to compete with other companies in the steel industry could be limited which could result in a loss of revenue in future periods which could have a material adverse effect on our business, financial condition and results of operations.

RECENT REGULATIONS RELATING TO OFFSHORE INVESTMENT ACTIVITIES BY CHINESE RESIDENTS MAY INCREASE THE ADMINISTRATIVE BURDEN WE FACE AND CREATE REGULATORY UNCERTAINTIES THAT MAY LIMIT OR ADVERSELY EFFECT OUR ABILITY TO COMPLETE A BUSINESS COMBINATION WITH PRC COMPANIES.

Regulations were issued on November 1, 2005 (SAFE Circular 75), on September 2006 (2006 M&A Rules), and on May 29, 2007 (SAFE Implementation Notice 106), by the PRC State Administration of Foreign Exchange, or SAFE, that will require approvals from, and registrations with, PRC government authorities in connection with direct or indirect offshore investment activities by PRC residents and PRC corporate entities; however, there has been a recent announcement that such regulations may be partially reversed. The SAFE regulations retroactively require approval and registration of direct or indirect investments previously made by PRC residents in offshore companies.

In the event that a PRC shareholder with a direct or indirect stake in an offshore parent company fails to obtain the required SAFE approval and make the required registration, the PRC subsidiaries of such offshore parent company may be prohibited from making distributions of profit to the offshore parent and from paying the offshore parent proceeds from any reduction in capital, share transfer or liquidation in respect of the PRC subsidiaries. Further, failure to comply with the various SAFE approval and registration requirements described above, as currently drafted, could result in liability under PRC law for foreign exchange evasion. The regulations discussed could also result in the relevant Chinese government authorities limiting or eliminating our ability to purchase and retain foreign currencies in the future, which could limit or eliminate our ability to pay dividends in the future. More recently, however, new regulations have been drafted that would partially reverse the policy that requires Chinese companies to obtain permission from SAFE to own overseas corporate entities.

As a result of the lack of implementing rules, the uncertainty as to when the new draft regulations will take effect, and uncertainty concerning the reconciliation of the new regulations with other approval requirements, it remains unclear how these existing regulations, and any future legislation concerning offshore or cross-border transactions, will be interpreted, amended and implemented by the relevant government authorities. We believe that our acquisition of Armco complies with the relevant rules. As a result of the foregoing, however, we cannot assure you that we or the former owners of Armco or owners of a target business we might acquire, as the case may be, will be able to complete the necessary approval, filings and registrations for a proposed business combination if such approval were required. This may restrict our ability to implement our business combination strategy and adversely affect our operations.

FAILURE TO COMPLY WITH THE UNITED STATES FOREIGN CORRUPT PRACTICES ACT COULD SUBJECT US TO PENALTIES AND OTHER ADVERSE CONSEQUENCES.

We are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business.  Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in the PRC.  We can make no assurance, however, that our employees or other agents will not engage in such conduct for which we might be held responsible.  If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

WE MAY HAVE DIFFICULTY ESTABLISHING ADEQUATE MANAGEMENT, LEGAL AND FINANCIAL CONTROLS IN THE PRC.

PRC companies have in some cases, been resistant to the adoption of Western styles of management and financial reporting concepts and practices, which include sufficient corporate governance, internal controls and, computer, financial and other control systems.  In addition, we may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC.  As a result of these factors, we may experience difficulties in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards with future acquisitions.  Therefore, we may, in turn, experience difficulties in implementing and maintaining adequate internal controls. Any such deficiencies, weaknesses or lack of compliance could have a material adverse effect on our business, financial condition and results of operations.

Risks Related To Our Securities

OUR ARTICLES OF INCORPORATION PROVIDE FOR INDEMNIFICATION OF OFFICERS AND DIRECTORS AT OUR EXPENSE AND LIMIT THEIR LIABILITY WHICH MAY RESULT IN A MAJOR COST TO US AND HURT THE INTERESTS OF OUR SHAREHOLDERS BECAUSE CORPORATE RESOURCES MAY BE EXPENDED FOR THE BENEFIT OF OFFICERS AND/OR DIRECTORS.

Our articles of incorporation and applicable Nevada law provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person's written promise to repay us if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us which we will be unable to recoup.

We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event that a claim for indemnification for liabilities arising under federal securities laws, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with the securities being registered, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue. The legal process relating to this matter if it were to occur is likely to be very costly and may result in us receiving negative publicity, either  of which factors is likely to materially reduce the market and price for our shares, if such a market ever develops.

 CURRENTLY, THERE IS NO PUBLIC MARKET FOR OUR SECURITIES, AND THERE CAN BE NO ASSURANCES THAT ANY PUBLIC MARKET WILL EVER DEVELOP OR THAT OUR COMMON STOCK WILL BE QUOTED FOR TRADING AND, EVEN IF QUOTED, IT IS LIKELY TO BE SUBJECT TO SIGNIFICANT PRICE FLUCTUATIONS.

We have a trading symbol for our common stock, CNAM, which permits our shares to be quoted on the over-the-counter bulletin board ("OTCBB"). However, our stock has been thinly traded since approval of our quotation on the OTCBB by the Financial Industry Regulartory Authority ("FINRA"). Consequently, there can be no assurances as to whether:

•	any market for our common stock will develop;
•	the prices at which our common stock will trade; or
•	the extent to which investor interest in us will lead to the development of an active, liquid trading market.

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

The trading of our securities, if any, will be in the OTCBB as maintained by FINRA. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of our common stock.

Rule 3a51-1 of the Securities Exchange Act of 1934 establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a minimum bid price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions which are not available to us. It is likely that our shares will be considered to be penny stocks for the immediately foreseeable future. This classification severely and adversely affects any market liquidity for our common stock.

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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

•	the basis on which the broker or dealer made the suitability determination, and
•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and commissions’ payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in any secondary market and have the effect of reducing the level of trading activity in any secondary market. These additional sales practice and disclosure requirements could impede the sale of our common stock, if and when our common stock becomes publicly traded. In addition, the liquidity for our common stock may decrease, with a corresponding decrease in the price of our common stock. Our shares, in all probability, will be subject to such penny stock rules for the foreseeable future and our shareholders will, in all likelihood, find it difficult to sell their common stock.

THE MARKET FOR PENNY STOCKS HAS EXPERIENCED NUMEROUS FRAUDS AND ABUSES WHICH COULD ADVERSELY IMPACT INVESTORS IN OUR STOCK.

We believe that the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

•	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
•	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
•	“Boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;
•	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
•
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

OUR CONTROLLING SECURITY HOLDERS MAY TAKE ACTIONS THAT CONFLICT WITH YOUR INTERESTS.

All of our officers and directors beneficially own approximately 52.71% of our common stock.  In this case, all of our officers and directors will be able to exercise control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions, and they will have significant control over our management and policies. The directors elected by these security holders will be able to significantly influence decisions affecting our capital structure. This control may have the effect of delaying or preventing changes in control or changes in management, or limiting the ability of our other security holders to approve transactions that they may deem to be in their best interest. For example, our controlling security holders will be able to control the sale or other disposition of our operating businesses and subsidiaries to another entity.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This prospectus contains forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Summary,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business.” These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to; the factors described in the section captioned “Risk Factors” above.

      In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements include, among other things, statements relating to:

•	Our plans to successfully complete construction of our proposed scrap metal recycling facility, or, even if constructed, our ability to operate the proposed recycling facility profitably;
•	Our intentions to obtain sufficient additional capital to fund our planned expansion and construction of a scrap metal recycling facility;
•	our expectations regarding the market for our iron ore and recycled metal products and services;
•	our beliefs regarding the continued growth of the metal ore and recycled metals market;
•	our beliefs regarding the competitiveness of our metal ore distribution business;
•	our expectations with respect to increased revenue growth from our metal ore distribution operations and our ability to achieve profitability resulting from sales of recycled metal ;
•	our future business development, results of operations and financial condition; and
•	Competition from other metal ore distributors and recycled metal manufacturers.

Also, forward-looking statements represent our estimates and assumptions only as of the date of this prospectus. You should read this prospectus and the documents that we reference in this prospectus, or that we filed as exhibits to the registration statement of which this prospectus is a part, completely and with the understanding that our actual future results may be materially different from what we expect.

Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our principal executive offices in the U.S. are located at One Waters Park Drive, Suite 98, San Mateo, CA 94403.  We pay rent of $2,624.50 per month to occupy this location on an arrangement that may be terminated by us on 30 days notice.  The lease is between Prime Armet Group, Inc., a related party and The Realty Associates Fund VIII, L.P., a Delaware limited partnership.

Our subsidiary Henan Armco operates from offices located in Zhengzhou, Henan Province, China.  The office space consists of three suites with approximately 5,611 square feet in total.  Henan Armco owns two suites with approximately 3,713 square feet and leases another suite with approximately 1,898 square feet from Mr. Yao our Chief Executive Officer pursuant to a lease that expires on December 31, 2011.  The monthly rent is approximately $1,400, due on the last day of the previous month.

Our subsidiary Armet Lianyungang operates from offices located in Lianyungang, Jiangsu province, China.  Armet Lianyungang leases approximately 3,229 square feet of office space at an annual cost of approximately $12,200 due on July 31st of each year.  The lease expires on July 31, 2010.

Armet Lianyungang has acquired land use right for approximately 32 acres of land located in Lianyungang at a cost of approximately $2.25 million according to the land use right acquisition agreement dated September 30, 2007.  The land use right allows for industrial production pursuant to a land use right certificate we obtained in November 2007.  The land use right expire in 2057.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings and, to our knowledge, none of our officers, directors or principal shareholders are party to any legal proceeding in which they have an interest adverse  to us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established current public market for the shares of our common stock.  A symbol was assigned for our common stock so that our common stock may be quoted for trading on the OTCBB under the symbol “CNAM.OB”.  Since the close of our reverse merger in June 2008, our stock has been thinly traded. There can be no assurance that a liquid market for our common stock will ever develop. Transfer of our common stock may also be restricted under the securities or blue sky laws of various states and foreign jurisdictions. Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time.

Holders of Our Common Stock

As of March 13, 2009, there were approximately144 security holders of record of our common stock.

Transfer Agent and Registrant

Our transfer agent is Action Stock Transfer Corp, at the address of 7069 S. Highland Drive, Suite 300, Salt Lake City, UT 84121; its telephone number is 801-274-1088.

Penny Stock Considerations

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain penny stock rules adopted by the Securities and Exchange Commission (SEC). Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The broker-dealer must also make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules.

Dividend Policy

We have not declared any cash dividends on our common stock since we completed the purchase of Armco. Our board of directors will make any future decisions regarding dividends. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Our board of directors has complete discretion on whether to pay dividends, subject to the approval of our shareholders. Even if our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our consolidated financial condition and results of operations for the years ended December 31, 2008 and 2007 should be read in conjunction with the consolidated financial statements, including footnotes, and other information presented elsewhere in this Form 10-K. The year ended December 31, 2008 is referred to as “2008”, the year ended December 31, 2007 is referred to as “2007”, and the coming year which will end December 31, 2009 is referred to as “2009”.

Overview

Our Business

We import, sell and distribute metal ores and non-ferrous metals to the metal refinery industry in China. We obtain raw materials from global suppliers in Brazil, India, South America, Oman, Turkey, Iran, Libya, Nigeria, Indonesia, and the Philippines. We distribute these raw materials to the metal refinery industry within China including but not limited to iron ore, coal, chrome ore, nickel ore, copper ore, scrap metal, and manganese ore.

We are in the process of constructing a scrap metal recycling facility in the Banqiao Industrial Zone of Lianyungang Economic Development Zone in the Jiangsu province of the PRC. Upon completion of our planned metal recycling facility, we will seek to recycle automobiles, machinery, building materials, dismantled ships and various other scrap metals and will sell and distribute recycled scrap metal to the metal refinery industry utilizing our existing network of metal ore customers in the PRC. We expect to commence recycling operations in the fourth quarter of 2009.

Effective June 27, 2008, Armco entered into an agreement to be acquired by us. Following the close of the acquisition we changed our former corporate name Cox Distributing, Inc. to China Armco Metals, Inc.

China is the largest developing country in the world, and the demand for steel has been growing steadily over the past decade as the country continues to experience an industrial revolution. Management estimates domestic steel production should continue to witness significant growth as China continues to grow. The steel industry is an important basic industry of the national economy of China, and plays a vital role in the recent industrialization efforts of the country. As witnessed over the last decade, the production of steel has increased dramatically throughout the world, and particular in China. According to the www.worldsteel.org, in 2008 worldwide crude steel production amounted to 1,330 mmt. This is a decrease of 1.2% compared to 2007. 2008 is the second consecutive year that world steel production has been over 1,300 mmt.  China’s crude steel production in 2008 reached 502 mmt, an increase of 2.6% from 2007. Production volume in China has more than doubled within five years, from 222 mmt in 2002. China’s share of world steel production continued to grow in 2008 producing 38% of world total crude steel.

We believe recycling operations will become strong growth drivers worldwide as natural resources continue to be depleted and the amount of unprocessed scrap metal becomes available as a result of increases in consumer demand for products made from steel that eventually are recycled. We intend to invest substantially all of the $6.6 million in net proceeds we raised in our private offering of our common stock and warrants we closed in August 2008 to fund the construction of our planned scrap metal recycling facility beginning in the third quarter of 2008. This planned investment is in addition to the approximately $3 million of investment capital we have expended on this project in 2007 and 2008.

Our Performance

In 2008, we experienced a decrease in net revenues, income and an increase in assets. This decrease was attributable to interruptions of business in the third quarter due to the Beijing Olympics from July to September and the impact of current economic crisis in the fourth quarter of 2008. During the third quarter, the Chinese government imposed restrictions limiting the transportation of goods and the operations of several industries to reduce industrial emissions and power requirements inherent to Armco’s customers and their end-users, mostly PRC based steel businesses and consumers of metal.  Our operations were negatively impacted due to these restrictions. For the year ended December 31, 2008 steel billet, chrome ore, iron ore, and nickel ore represented approximately 27%, 2%, 61% and 8% of our revenues respectively. For the year ended December 31, 2007 chrome ore, iron ore, and nickel ore represented approximately 20%, 50% and 30 % of or revenues respectively. The performance was offset by increased costs incurred in connection with the planning and construction of our scrap metal recycling facility which we expect to complete in the fourth quarter of 2009.

Presentation of Financial Statements

The presentation of the statements of operations in this Form 10-K have been modified to allow for the reporting of deductions from net income to arrive at income (loss) applicable to common stockholders.  Items reflected in our comprehensive income for the periods reported are now included in our financial notes to the audited financial statements included in this Form 10-K.

RESULTS OF OPERATIONS

The table below summarizes the consolidated operating results for the years ended December 31, 2008 and 2007.

		Year ended December 31, 2008	Year ended December 31, 2007	$ Change	% Change

Net Revenues		$55,358,567	$75,278,853	$(19,920,286)	-26.46%
Cost of Goods Sold		51,226,667	68,817,654	(17,590,987)	-25.56%
Gross Profit		4,131,900	6,461,199	(2,329,299)	36.05%
Selling Expenses		121,362	449,048	(327,686)	-72.97%
General and Administration Expenses		1,129,442	567,081	562,361	99.17%
Total Operating Expenses		1,250,804	1,016,129	234,675	23.10%
Income (Loss) from Operations		2,881,096	5,445,070	(2,563,974)	47.09%
Total Other (Income) Expense		(1,177,764)	53,891	(1,231,655)	-2285.46%
Gain on disposal of discontinued operations, net of tax	-	61,514	-	61,514	100.00%
Taxes		787,759	-	787,759	0.00%
Net Income (Loss)		$3,332,615	$5,391,179	$(2,058,564)	38.18%

Comparison of Result of Operations for the Year Ended December 31, 2008 and 2007

	Year ended December 31, 2008	Year ended December 31, 2007

Other Key Indicators:
Cost of Sales as a percentage of Sales	93%	91%
Gross Profit Margin	7%	9%
Selling Expenses as a percentage of Sales	0%	1%
General and Administration Expenses as a percentage of Sales	2%	1%
Total Operating Expenses as a percentage of Sales	2%	1%

Gross Revenues

Gross revenues for 2008 were $55,358,567, a decrease of approximately 26% compared to the prior year, this decrease was primarily due to the global economic slowdown, especially in the construction and manufacturing sectors, which had a negative impact on our business.  Additionally, from July through September of 2008, the Chinese government imposed restrictions limiting the transport of goods during the Beijing Olympics.  We witnessed some business interruptions due to these government limitations; our operations were negatively impacted as a result.  For 2008, chrome ore, iron ore, steel billet, nickel ore, and manganese ore represented approximately 2%, 61%, 27%, 8% and 2% of our revenues respectively.  In 2007, chrome ore, iron ore and nickel ore represented approximately 20%, 50% and 30% of our revenues respectively.

Cost of Revenues

Cost of sales was $51,226,667 and $68,817,654 for the year ended December 31, 2008 and 2007, respectively. This decrease of approximately 26% is directly related to the decrease in net revenues of approximately 26% from the prior year.  Cost of revenues remained relatively constant as a percentage of net revenues of 92% and 91% in 2008 and 2007, respectively.  In 2008 cost of revenues decreased $17,590,987 compared to 2007, as a result of the decrease in net revenues from period to period.

Total Operating Expenses

Operating expenses for the year ended December 31, 2008 were $1,250,804 an increase of approximately 23% compared to the year ended 2007. Our operating expenses are comprised of selling expenses as well as general and administrative expenses.  These increases are a result of additional costs related to professional fees, and wages and benefits.

Other Income

Total other income for the year ended December 31, 2008 was $1,177,764, compared to other expense in 2007 of $53,891.  In 2008 total other income was mainly comprised of gain from contract termination penalties, which was partially offset by interest expense of $164,110.

Income Tax Provision

Effective January 1, 2008 Armco is subject to Hong Kong SAR income tax; the statutory tax rate for Armco is 17.5%. Accordingly, we recorded an income tax provision of $787,759 for 2008. For 2007 Armco was exempt from Hong Kong SAR income taxes since none of its income was derived from operations conducted within Hong Kong during the relevant periods. Accordingly, no provision for income tax was made for the relevant periods.

Discontinued Operations

Income from discontinued operations was $61,514 due to the sale of our legacy fertilizer business on December 31, 2008.

Net Income

As a result of the factors discussed above, our net income in 2008 was $3,332,615 compared to $5,391,179 in 2007.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2008 and December 31, 2007 we had cash and cash equivalents of $3,253,533, and $232,286, respectively. We have historically met our liquidity requirements utilizing internally generated cash derived from our operations.

We raised approximately $6.6 million, net of fees, in connection with a private placement of 24.9 units consisting of 100,000 shares of our common stock at a per share purchase price of $3.00, and five (5) year warrants to purchase 100,000 shares of our common stock with an exercise price of $5.00 per share.  We closed this offering on August 29, 2008.  We invested substantially all of the $6.6 million of the net proceeds from this offering to fund the construction of our planned scrap metal recycling facility.  We will use a portion of the net proceeds for working capital to expand our metal ore distribution business.  We believe that upon completion of the construction of the scrap metal recycling facility, we will be able to sell the recycled scrap metal utilizing our existing network of customers. In addition to the net proceeds of this offering, we will need to secure additional investment capital as well as bank and vendor financing to provide sufficient funds to complete this project. There is no assurance, however, that we will be successful in obtaining the additional financing that we require or that such financing may not be on terms deemed to be desirable to our management. In the event we are successful, there is no assurance that such investment will result in enhanced operating performance. Unless we can obtain additional financing, we will be unable to complete construction of our planned scrap metal recycling project. Any inability on our part to secure additional financing during 2009, as needed, will have a material adverse effect on our growth plans.

The following table provides certain selected balance sheet comparisons as of December 31, 2008 and December 31, 2007.

	December 31,	December 31,	Increase / (decrease)%
	2008	2007

Cash	$3,253,533	$232,286	$3,021,247	1301%
Accounts receivable, net	16,722,307	2,586,529	14,135,778	547%
Inventories, net	197,402	2,434,908	(2,237,506)	-92%
Advance on purchases	3,680,872	1,846,113	1,834,759	99%
Total current assets	24,233,566	7,663,986	16,569,580	216%
Property and equipment, net	2,377,816	131,596	2,246,220	1707%
Land use rights, net	2,208,902	2,108,983	99,919	5%
Total assets	28,820,284	9,904,565	18,915,719	191%

Short-term loans	2,914,345	-	2,914,345	nm
Accounts payable	6,694,534	290,740	6,403,794	2203%
Total current liabilities	13,531,338	4,820,432	8,710,906	181%

Net Shareholder's Equity	$15,288,946	$5,084,133	$10,204,813	201%

nm – not meaningful

At December 31, 2008, we had $2,149,325 in USD and $1,104,208 in RMB of our cash reserves were held in bank accounts at financial institutions located in the PRC, none of which were insured. The value of cash on deposit in RMB in China at December 31, 2008 has been translated based on the exchange rate as of December 31, 2008.  Commencing July 21, 2005, the Chinese government introduced regulations which relaxed restrictions on the conversion of the RMB; however restrictions still remain, including but not limited to restrictions on foreign invested entities.  Foreign invested entities may only buy, sell or remit foreign currencies after providing valid commercial documents at only those banks authorized to conduct foreign exchanges.  Furthermore, the conversion of RMB for capital account items, including direct investments and loans, is subject to PRC government approval.  Chinese entities are required to establish and maintain separate foreign exchange accounts for capital account items.  We cannot be certain Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB, especially with respect to foreign exchange transactions.  Accordingly, cash on deposit in banks in the PRC is not readily deployable by us for purposes outside of China.

Our total assets at December 31, 2008 and 2007 were $28,820,284 and $9,904,565, respectively. This increase of $18,915,719 or approximately 191% was mainly due to an increase in our cash balance of $3,021,247, an increase in property, plant and equipment of $2,246,220, an increase in accounts receivables of $14,135,778, and an increase in advances on purchases of $1,834,759.  Our current liabilities increased by $8,710,906, or approximately 181%, at December 31, 2008 from December 31, 2007; this increase was mainly due to an increase in accounts payable of $6,403,794, loans payable of $2,914,345, and taxes payables of $1,039,304.

Accounts Receivable as of December 31, 2008 was $16,722,307, which is an increase of $14,135,778 over the prior year.  This increase was mainly due to the company’s increase in credit extension to certain of our customers due to the current market conditions.

As of December 31, 2008 and 2007, our advances on purchases were $3,680,872 and $1,846,113, respectively, which is an increase of approximately 99%. Advances on purchases consist of prepayments to vendors for merchandise, security and deposits.  This increase is directly attributed to the increase in amounts paid to vendors for future delivery of products and metal recycling production equipment.  A portion of the increase was mainly due to an advance deposit paid to one vendor.

Inventories at December 31, 2008 and 2007 totaled $197,402 and $2,434,908, respectively. This decrease of $2,237,506 was mainly due to a timing difference between our receipt of the inventory purchased for our customers and the shipment of these inventories to our customers.  Our inventory levels at December 31, 2008 are in line with historical levels; and we expect they will remain at these levels in 2009.

Total current liabilities were $13,531,338 and $4,820,432 at December 31, 2008 and 2007, respectively. This increase of $8,710,906 was mainly due to the increase in accounts payable of $6,403,794 for balances due for goods purchased that were originally advances to vendors that are now due for payment in full.  In addition, the increases were also attributed to taxes payable of $1,039,312, and loans payable of $2,914,345 for two loans from a financial institution, guaranteed by the Company’s Chairman and Chief Executive Officer, with interest of approximately 7.8% per annum payable monthly, with principal due and paid January 15, 2009. These increases were partially offset by a $1,025,798 decrease in accrued expenses and other current liabilities.

2008 Offering

Between July and August 2008 we sold $7,459,929 (net proceed of $6,616,247 worth of securities to 95 accredited investors through the sale of 24.73 units.  Each unit sold in the 2008 Offering consists of 100,000 shares of Common Stock, $.001 par value per share at a per share purchase price of $3.00, and five year warrants to purchase 100,000 shares of Common Stock with an exercise price of $5.00 per share (the “Warrants“). The accredited investors entered into a subscription agreement with the Company; the material terms of which are set forth in the exhibits filed with our Form 8-K filed on August 1, 2008.

Statement of Cash Flows

At December 31, 2008, our cash totaled $3,253,533.  During 2008 we used $3,802,863 in operating activities, $1,673,776 used in investing activities, and $8,484,449 was provided by financing activities, and the effect of prevailing exchange rates on our cash position was $343,023.

At December 31, 2007, our cash totaled $232,286.  During 2007 we generated $907,440 from operating activities, while we used $2,503,735 in investing activities, and $1,409,487 was provided by financing activities, and the effect of prevailing exchange rates on our cash position was $308,744.

Cash (Used in) Provided by Operating Activities

In 2008 cash used in operations of $3,802,863 was mainly due to an increase in accounts receivables of $15,476,396 due primarily to longer payment terms extended to clients during the year ended December 31, 2008, an increase in advances on purchases of $1,720,207, and an increase in prepayments and other current assets of $260,437. These were mainly offset by our net income for the year of $3,332,615, an increase in accounts payables of $6,444,793, a decrease in inventory levels of $2,405,995, and taxes payable of $1,158,952.

In 2007 cash provided by operations was $907,440, which was mainly comprised of our net income of $5,391,179, an increase in accrued expenses of $999,880, these were partially offset by inventory purchases of $1,876,367, a decrease in customer deposits of $1,360,542,  and a decrease of $1,459,388 of advances to sole stockholder treated as dividends.

Cash used in Investing Activities

In 2008 cash used in investing activities of $1,673,776 was mainly due to purchases of property, plant and equipment of $2,276,963.  The decreases were offset by releases of pledged deposits of $603,187.

In 2007 cash used in investing activities of $2,503,735 which was mainly due to purchases of property, plant and equipment of $2,119,417, and payments made towards pledged deposits of $564,150.  These decreases were partially offset by releases of pledged deposits of $305,000.

Cash provided by Financing Activities

In 2008 cash provided by financing activities of $8,484,449 was due to proceeds from loans of $2,914,345, proceeds from equity financing of $6,623,168, net of offering cost, offset by payments of $343,023 of forward foreign exchange contracts and payment of $710,041 due to Mr. Kexuan Yao, our Chairman and Chief Executive Officer.

In 2007 cash provided by financing activities of $1,490,487 which was due to proceeds received from related parties of $1,181,743 and proceeds from forward foreign exchange contacts of $308,744.

Off Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. An off-balance sheet arrangement means a transaction, agreement or contractual arrangement to which any entity that is not consolidated with us is a party, under which we have:

•	Any obligation under certain guarantee contracts;
•	Any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets;
•
Any obligation under a contract that would be accounted for as a derivative instrument, except that it is both indexed to our stock and classified in stockholder’s equity in our statement of financial position; and

•
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

A summary of significant accounting policies is included in Note 2 to the unaudited consolidated financial statements included in this annual report. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our Company's operating results and financial condition.

Recently Issued Accounting Pronouncements

On June 5, 2003, the United States Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8934 on June 26, 2008.  Commencing with its annual report for the year ending December 31, 2009, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement:

	Of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

	Of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and

	Of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

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

In December 2007, the FASB issued FASB Statement No. 160 “Non-controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”), which causes non-controlling interests in subsidiaries to be included in the equity section of the balance sheet.  SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.  The Company has not determined the effect that the adoption of SFAS No. 160 will have on the financial results of the Company.

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

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-K and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. A list of factors that could cause our actual results of operations and financial condition to differ materially is set forth below, and these factors are discussed in greater detail under Item 1A Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2008:

•	Continued global economic weakness is expected to reduce demand for our products.
•	Our ability to obtain sufficient capital to fund our planned expansion and construction of a scrap steel recycling facility.
•	Fluctuations in raw material prices may affect our operating results as we may not be able to pass on cost increases to customers.
•	Our ability to manage growth in operations to maximize our potential growth and achieve our expected revenues.
•	Our organic growth strategy, if unsuccessful, may result in a negative impact on our growth, financial condition, results of operations and cash flow.
•	Our ability to successfully complete construction of our proposed scrap steel recycling facility, or, even if constructed, our ability to operate the proposed recycling facility profitably.
•	Our ability to collect accounts receivables may affect our future net income.
•
Customer’s failure to take delivery of ordered products may affect our financial results as we may accumulate excess or obsolete inventory that result in unanticipated price reductions and write downs.

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

The RMB is not freely convertible into foreign currencies and no representation is made that RMB or U.S. Dollar amounts referred to herein could have been or could be converted into U.S. Dollars or RMB, as the case may be, at the stated rate or at all. Unless otherwise noted, all currency figures in this filing are in U.S. dollars. References to "RMB" are to the Chinese Yuan, also known as the Renminbi.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements are contained in pages F-1 through F-25 which appear at the end of this annual report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A (T) CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of have evaluated the effectiveness of our “the Company’s disclosure, controls and procedures” (as defined in Rules Rule 13a-15(3) and 15-d-15(3) of the e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report (the “Evaluation Date”). As a result of such evaluation, Chief Executive Officer and the Chief Financial Officer have concluded that, as of the Evaluation Date, our such disclosure, controls and procedures are effective, providing them with material to provide reasonable assurance that the information relating to our company as required to be disclosed in the reports we file the Company files or submits under the Securities Exchange Act on a timely basis.

There were no changes in our internal controls over of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's   rules and forms, and (ii) accumulated and communicated to management, including the Company’s principal executive and principal financial reporting, known to our Chief Executive Officer or Chief Financial Officer, persons performing such functions, as appropriate, to allow timely decisions regarding disclosure. The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management's Annual Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2008, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERANCE

Our directors and executive officers, their ages and titles, are as follows.  Each of our current executive officers and each of our directors (except for Mr. Chen) is a resident of the PRC. As a result, it may be difficult for investors to affect service of process within the United States upon them or to enforce court judgments obtained against them in the United States courts.

Name	Age	Positions and Offices Held
Kexuan Yao	37	Chairman and Chief Executive Officer
Fengtao Wen	34	Chief Financial Officer
Weigang Zhao	31	Director and Vice General Manager of Armet Lianyungang
Quan Chen (1)	41	Director

(1) On February 26, 2009, Quan Chen, a director of China Armco Metals, Inc. (the “Company”) resigned.  Mr. Chen’s resignation was not the result of any disagreement with the Company on any matter relating to its operation, policies (including accounting or financial policies) or practices.

All of our directors hold offices until the next annual meeting of the shareholders of our company, and until their successors have been qualified after being elected or appointed. Officers serve at the discretion of the board of directors.  The following sets forth biographical information regarding the above Officers and Directors.

Kexuan Yao.  Mr.Yao was appointed as our Chairman of the Board of Directors and Chief Executive Officer in June 2008 in connection with our purchase of Armco.  Mr. Yao has served as the Chairman and General Manager of Armco since its inception in 2001.  From 1996 to 2001, Mr. Yao served as the General Manager of the Tianjian Branch for Zhengzhou Gaoxin District Development Co., Ltd.  Mr. Yao received a bachelor’s degree from Henan University of Agriculture in 1996.

Fengtao Wen.  Mr. Wen was appointed as our Chief Financial Officer in June 2008 in connection with our purchase of Armco.  Mr. Wen has served as the accounting manager of Armco and Henan Armco since 2005 and is responsible for supervision of financial controls and management of these entities.  From 1996 to 2005 Mr. Wen worked in the accounting department of Zhengzhou Smithing Co., Ltd.  Mr. Wen graduated from the Economics Department of Zhengzhou University in 1996.

Weigang Zhao.  Mr. Zhao was appointed as a member of our Board of Directors in June 2008 in connection with our purchase of Armco.  Mr. Zhao has served as the Vice General Manager of Armet Lianyungang since 2007.  From 2005 through 2006 Mr. Zhao served as a manager in the supply department at Henan Anyang Steel Co., Ltd.  From 2003 through 2004 Mr. Zhao served as the marketing manager at Sinotrans Henan Co., Ltd.  Mr. Zhao graduated with a bachelor’s degree in Economics from Henan College of Finance and Economics in 2002.

Quan Chen.  Mr. Chen was appointed as a member of our Board of Directors June, 2008 in connection with our purchase of the Armco shares.  He resigned on February 26, 2009. Mr. Chen is an attorney licensed to practice law in the State of New York and has been practicing law for more than the past five years.  Mr. Chen has a bachelor’s of law degree from Peking University, Beijing China and a master of laws degree from the University of Virginia School of Law.

Director Compensation

None of our directors receive any compensation for their services as a member of the board of directors.

Audit Committee

We have not yet appointed an audit committee. At the present time, we believe that the members of board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

Audit Committee Financial Expert

Our board of directors currently acts as our audit committee. We currently do not have a member who qualifies as an “audit committee financial expert” as defined in Regulation S-K and are in search of one director who is “independent” as the term is used in Item 7(d) (3) (iv) of Schedule 14A under the Securities Exchange Act. Our board of directors is in the process of searching for additional suitable candidates for this position.

Family Relationships

There are no family relationships among any of our officers or directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers have been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past five years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement. Except as set forth in our discussion below in ?癈ertain Relationships and Related Transactions,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Compliance with Section 16(A) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in the year ended December 31, 2008.

Code of Ethics

We currently do not have a code of ethics that applies to our officers, employees and directors, including our Chief Executive Officer and senior executives.

ITEM 11.   EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended December 31, 2008 and 2007  in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Stephen E. Cox (1)	2008	$								$
	2007		$105,286	—	—	—	—	—	—		$105,286

Kexuan Yao, Chief Executive Officer and Director (2)	2008		$74,285						-		$74,285
	2007		$7,000	—	—	—	—	—	-		$7,000

Fengtao Wen, Chief Financial Officer (3)	2008		$20,150						-		$20,150
	2007		$10,000	—	—	—	—	—	-		$10,000

(1)
On June 27, 2008, we acquired Armco in a reverse acquisition transaction that was structured as a share exchange and in connection with that transaction, Stephen E. Cox tendered his resignation as a director and from all offices he held in our company effective immediately.

(2)	In connection with the reverse acquisition of Armco on June 27, 2008, Mr. Yao was appointed as our Chairman and Chief Executive Officer and Director effective immediately.

(3)	In connection with the reverse acquisition of Armco on June 27, 2008, Mr. Wen was appointed as our Chief Financial Officer effective immediately.

Employment Agreements

We have an employment agreement with Mr. Kexuan Yao, our CEO and Chairman. Please refer to our Form 8-K filed on January 13, 2009 for details of the employment agreement. We do not have employment agreements in place with our other officers and directors.

Compensation of Directors

Directors do not receive any compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

Outstanding Equity Awards

The following table provides information concerning unexercised stock options that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2008:

OPTION AWARDS						STOCK AWARDS
Name	Number of securities underlying unexercised options Exercisable	Number of Securities Underlying Unexercised options unexercisable	Equity Incentive plan awards: Number of Securities Underlying Unexercised Unearned options	Option Exercise price ($)	Option Expiration date	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested

Feng Gao (1)	2,000,000	N/A	N/A	$5.00	September 30, 2010	N/A	N/A	N/A	N/A

(1)
Ms. Gao was granted an option on June 27, 2008 in connection with our acquisition of Armco to purchase 2,000,000 shares of common stock at an exercise price of $5.00 per share expiring on September 30, 2010.

Option exercises and stock vested table

The following table provides information concerning each exercise of stock options, SARs and similar instruments, and each vesting of stock, including restricted stock, restricted stock units and similar instruments for each named executive officer outstanding as of December 31, 2008:

OPTION EXERCISES AND STOCK VESTED
	OPTION AWARDS		STOCK AWARDS
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting	Value Realized on Vesting ($)
Feng Gao (1)	5,300,000	6,890,000	—	—

(1)
On June 27, 2008, Ms. Gao was granted an option to purchase 5,300,000 shares of common stock at an exercise price of $1.30 per share expiring on September 30, 2008 pursuant to the Gao Stock Option.  On August 12, 2008, Ms. Gao exercised her option to purchase 5,300,000 shares of our common stock, and cancelled the June 25, 2008 promissory note in the principal amount of $6,890,000 in payment of the purchase of the 5,300,000 shares. On January 7, 2009, Mr. Kexuan Yao, our Chairman and Chief Executive Officer, exercised his call rights pursuant to a call option agreement to acquire 5,300,000 shares of our common stock from Mr. Gao.

Compensation Committee Interlocks and Insider Participation

During the last calendar year we did not have a standing Compensation Committee. The Board was responsible for the functions that would otherwise be handled by the compensation committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of March 13, 2009 with respect to the beneficial ownership of our common stock, the sole outstanding class of our voting securities, by (i) any person or group owning more than 5% of each class of voting securities, (ii) each director, (iii) each executive officer named in the Summary Compensation Table in the section entitled “Executive Compensation” below and (iv) all executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants or convertible securities exercisable or convertible within 60 days of March 13, 2009 are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person, and is based on 10,097,449 common shares issued and outstanding and options, warrants or convertible securities for each individual beneficial owner on a fully converted basis as of March 13, 2009.

	Amount and Nature of Beneficial Ownership
Name and Address of Beneficial Owners (1) (2)	# of Shares	% of Class
Kexuan Yao	5,300,000	52.49%
Weigang Zhao (3)	10,000	*
Fengtao Wen (4)	8,000	*
All named executive officers and directors as a group (four (4) persons)	5,318,000	52.67%
Feng Gao (5)	2,000,000	16.53%
China Direct, Inc. (6)	1,380,081	13.56%

*	Less than 1%.
(1)
Pursuant to Rule 13d-3 under the Exchange Act, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise has or shares voting power and/or investment power or as to which such person has the right to acquire such voting and/or investment power within 60 days.

(2)
Unless otherwise stated, each beneficial owner has sole power to vote and dispose of the shares and the address of such person(s) in c/o our principal U.S. offices at One Waters Park Drive, Suite 98, San Mateo, CA 94403.

(3)	The number of shares beneficially owned by Mr. Zhao includes warrants to purchase 5,000 shares of our common stock at $5.00 per share.
(4)	The number of shares beneficially owned by Mr. Wen includes warrants to purchase 4,000 shares of our common stock at $5.00 per share.
(5)	The number of shares beneficially owned by Ms. Gao includes an option to purchase 2,000,000 shares of our common stock at an exercise price of $5.00 per share expiring on September 30, 2010.
(6)
Includes (i) 448,100 shares of common stock held by China Direct Investments, Inc. and (ii) 841,700 shares of common stock held by Capital One Resource Co., Ltd., both of whom are wholly owned subsidiaries of China Direct, Inc. and (iii) a warrant to purchase 90,281 number of shares of common stock with an exercise price of $5.00 per share fully earned and exercisable and an expiration date of August 8, 2014.  The address of China Direct, Inc., is 431 Fairway Drive, Suite 200, Deerfield Beach, Florida 33441

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

The following includes a summary of transactions, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Related Party Transactions

On January 1, 2006, we entered into a lease for our office space in the City of Zhengzhou, Henan Province from Mr. Yao, our Chief Executive Officer.  The office space consists of approximately 2,000 square feet pursuant to a lease that expires on December 31, 2011.  Lease payments of RMB120,000 per year under the lease were $16,451and $15,775 for year ended December 31, 2008 and 2007, respectively.

We purchased certain products from Prime Armet Group Inc. (“Prime Armet”), an entity wholly-owned and controlled by Mr. Yao, our Chief Executive Officer.  The Company did not purchase any products from Prime Armet for the year ended December 31, 2008.  For the year ended December 31, 2007 total purchases from Prime Armet amounted to $496,951 representing 0.8% of our total purchases.

Mr. Yao, our Chairman and Chief Executive Officer advanced funds to the Company for our working capital purposes. These advances were unsecured, due on demand and non-interest bearing.  Advances from our CEO at December 31, 2008 and 2007 were $236,595 and $921,444, respectively.

Reorganization Related Transactions

On June 27, 2008, we acquired all of the issued and outstanding capital stock of Armco pursuant to a Share Purchase Agreement. Armco owns 100% of the capital stock of each of Armet Lianyungang and Henan Armco, both of which are limited liability companies established under the laws of the People’s Republic of China. Pursuant to the Share Purchase Agreement, we purchased 100% of the issued and outstanding shares of Armco’s capital stock from Feng Gao for $6,890,000 by delivery of our promissory note. In addition, we issued to Ms. Gao a stock option entitling Ms. Gao to purchase a total of 5,300,000 shares of our common stock at $1.30 per share and 2,000,000 shares at $5.00 per share which expire on June 30, 2010.  On August 12, 2008, Ms. Gao exercised her option to purchase and we issued 5,300,000 shares in exchange for the $6,890,000 of our purchase money promissory note owed to Ms. Gao.  On January 7, 2009, Mr. Yao exercised his call rights with respect to 5,300,000 shares of our common stock at an exercise price of $0.001 per share from Ms. Gao, pursuant to a call option agreement.

Policies and Procedures for Review, Approval or Ratification of Transactions with Related Persons

We are in the process of adopting a written related-person transactions policy that sets forth our policies and procedures regarding the identification, review, consideration and approval or ratification of “related-persons transactions.” For purposes of our policy only, a “related-person transaction” will be a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we and any “related person” are participants involving an amount that exceeds $50,000. Transactions involving compensation for services provided to us as an employee, director, consultant or similar capacity by a related person will not be covered by this policy. A related person will be any executive officer, director or a holder of more than five percent of our common stock, including any of their immediate family members and any entity owned or controlled by such persons.

Under the policy, we expect that where a transaction has been identified as a related-person transaction, management must present information regarding the proposed related-person transaction to our audit committee (or, where approval by our audit committee would be inappropriate, to another independent body of our board of directors) for consideration and approval or ratification. The presentation will be expected to include a description of, among other things, the material facts, and the direct and indirect interests of the related persons, the benefits of the transaction to us and whether any alternative transactions are available. To identify related-person transactions in advance, we will rely on information supplied by our executive officers, directors and certain significant stockholders. In considering related-person transactions, our audit committee will take into account the relevant available facts and circumstances including, but not limited to:

•	the risks, costs and benefits to us;
•	the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated;
•	the terms of the transaction;
•	the availability of other sources for comparable services or products; and
•	the terms available to or from, as the case may be, unrelated third parties or to or from our employees generally.

In the event a director has an interest in the proposed transaction, the director must excuse himself or herself form the deliberations and approval. Our policy will require that, in determining whether to approve, ratify or reject a related-person transaction, our audit committee must consider, in light of known circumstances, whether the transaction is in, or is not inconsistent with, the best interests of our company and our stockholders, as our audit committee determines in the good faith exercise of its discretion. We did not previously have a formal policy concerning transactions with related persons.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Li & Company, PC served as our independent registered public accounting firm for 2008 and 2007. The following table shows the fees that were billed for the audit and other services provided by such firm for 2008 and 2007.

	2008	2007
Audit Fees	$90,000	$72,146
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	2,500	—
Total	$92,500	$72,146

Audit Fees — This category includes the audit of our annual financial statements included in our Form 10-K Annual Report, review of financial statements included in our Form 10-Q Quarterly Reports and services that are normally provided by the independent auditors in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees — This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees”. The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

Tax Fees — This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees — This category consists of fees for review of our registration statement included in our Form S-1 Registration Report.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us or our subsidiaries to render any auditing or permitted non-audit related service, the engagement be:

•	approved by our audit committee; or
•
entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee.  Our entire board of directors pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does not have records of what percentages of the above fees were pre-approved.  However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a) Documents filed as part of this Annual Report

1. Consolidated Financial Statements

2. Financial Statement Schedules

3. Exhibits

Exhibit
Number	Description

2.1 (1)	Share Purchase Agreement between Cox Distributing, Inc. and Armco & Metawise (HK), Ltd., dated June 27, 2008.

3.1 (2)	Articles of Incorporation of the Registrant as filed with the Secretary of State of Nevada.

3.2 (2)	Bylaws of the registrant.

4.1 (3)	Form of Warrant

10.1 (1)	Stock Option Agreement between Cox Distributing, Inc. and Feng Gao dated June 27, 2008

10.2 (1)	Call Option Agreement between Kexuan Yao and Feng Gao, dated June 27, 2008

10.3 (1)	Exclusive Consulting Agreement between Armco & Metawise (HK) Ltd. and Henan Armco & Metawise Trading Co., Ltd. dated June 27, 2008.

10.4 (1)	Exclusive Consulting Agreement between Armco & Metawise (HK) Ltd. and Armet (Lianyungang) Scraps Co., Ltd. dated June 27, 2008.

10.5 (1)	Consulting Agreement between Stephen E. Cox (“Client”), and Capital Once Resource Co., Ltd. dated June 27, 2008

10.6 (1)	Services Agreement between Stephen D. Cox Supply and Cox Distributing, Inc. dated June 27, 2008.

10.7 (3)	Form of Subscription Agreement

10.8 (3)	Form of Regulation S Subscription Agreement

10.9 (4)	Cancellation Agreement with Feng Gao

10.10 (5)+	Employment Agreement between the China Armco Metals, Inc. and Mr. Kexuan Yao, dated December 18, 2008

10.11 (5)	Amendment to Call Option Agreement between Mr. Kexuan Yao and Ms. Feng Gao, dated December 18, 2008

21.1*	List of subsidiaries of the Registrant

24	Power of Attorney (included on the signature page of this Registration Statement).

31.1*	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer

32*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

(1) Incorporated herewith by reference to the Registrant’s Current Report on Form 8-K filed on July 1, 2008.
(2) Incorporated herewith by reference to the Registrant’s Registration Statement on Form SB-2 filed on August 27, 2007.
(3) Incorporated herewith by reference to the Registrant’s Current Report on Form 8-K filed on July 31, 2008.
(4) Incorporated herewith by reference to the Registrant’s Registration Statement on Form S-1 filed on September 11, 2008.
(5) Incorporated herewith by reference to the Registrant’s Current Report on Form 8-K filed on January 13, 2009.

+ Management contract or compensatory plan or arrangement.
* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized on March 13, 2009.

CHINA ARMCO METALS, INC.

By:	/s/Kexuan Yao
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

We, the undersigned directors and officers of China Armco Metals, Inc., hereby severally constitute Kexuan Yao and Fengtao Wen, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Kexuan Yao	Chief Executive Officer, and Chairman of the Board (Principal Executive Officer)	March 27, 2009
Kexuan Yao

/s/Fengtao Wen	Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2009
Fengtao Wen

/s/Weigang Zhao	Director	March 27, 2009
Weigang Zhao

Item 8.  Financial Statements and Supplementary Data

China Armco Metals, Inc. and Subsidiaries

December 31, 2008 and 2007

Index to Audited Consolidated Financial Statements

Contents	Page(s)
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets	F-3
Consolidated Statements of Income and Comprehensive Income	F-4
Consolidated Statement of Stockholders’ Equity	F-5
Consolidated Statements of Cash Flows	F-6
Notes to the Audited Consolidated Financial Statements	F-7 to F-24
Schedule:
Schedule II Valuation and Qualifying Accounts for the year ended December 31, 2008 and 2007	F-25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
China Armco Metals, Inc.
San Mateo, California

We have audited the accompanying consolidated balance sheets of China Armco Metals, Inc. and Subsidiaries (collectively “Armco Metals” or the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining on a test basis, evidence supporting the amount and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/Li & Company, PC
Li & Company, PC

Skillman, New Jersey
March 12, 2009

CHINA ARMCO METALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2008	December 31, 2007

ASSETS
CURRENT ASSETS:
Cash	$3,253,533	$232,286
Pledged deposits	-	564,150
Accounts receivable, net	16,722,307	2,586,529
Inventories	197,402	2,434,908
Advance on purchases	3,680,872	1,846,113
Prepayments and other current assets	379,452	-

Total Current Assets	24,233,566	7,663,986

PROPERTY, PLANT AND EQUIPMENT, net	2,377,816	131,596

LAND USE RIGHTS, net	2,208,902	2,108,983

Total Assets	28,820,284	9,904,565

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Forward foreign currency exchange contracts	-	308,744
Forward foreign currency exchange swap liabilities	-	12,079
Loans payable	2,914,345	-
Accounts payable	6,694,534	290,740
Advances from stockholder	236,595	921,444
Customer deposits	2,613,653	2,228,720
Taxes payable	1,039,312	8
Accrued expenses and other current liabilities	32,899	1,058,697

Total Current Liabilities	13,531,338	4,820,432

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 1,000,000 shares authorized;
none issued or outstanding	-	-
Common stock, $0.001 par value, 74,000,000 shares authorized,
10,092,449 and 5,300,000 shares issued and outstanding, respectively	10,092	5,300
Additional paid-in capital	6,942,588	367,726
Retained earnings	7,967,064	4,634,449
Accumulated other comprehensive income:
Foreign currency translation gain	369,202	76,658

Total Stockholders' Equity	15,288,946	5,084,133

Total Liabilities and Stockholders' Equity	$28,820,284	$9,904,565

See accompanying notes to the Consolidated Financial Statements

CHINA ARMCO METALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Year	For the Year
	Ended	Ended
	December 31, 2008	December 31, 2007

NET REVENUES	$55,358,567	$75,278,853

COST OF GOODS SOLD	51,226,667	68,817,654

GROSS PROFIT	4,131,900	6,461,199

OPERATING EXPENSES:
Selling expenses	121,362	449,048
General and administrative expenses	1,129,442	567,081

Total operating expenses	1,250,804	1,016,129

INCOME FROM CONTINUING OPERATIONS	2,881,096	5,445,070

OTHER (INCOME) EXPENSE:
Interest income	(15,696)	(585)
Interest expense	164,110	17,556
Import and export agency income	(3,367)	(14,070)
Gain from contracts termination	(1,151,453)	-
Loss on forward foreign currency contracts	19,739	12,079
Other (income) expense	(191,097)	38,911

Total other (income) expense	(1,177,764)	53,891

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	4,058,860	5,391,179

INCOME TAXES	787,759	-

INCOME FROM CONTINUING OPERATIONS	3,271,101	5,391,179

DISCONTINUED OPERATIONS
Gain on disposal of discontinued operations, net of tax	61,514	-
INCOME FROM DISCONTINUED OPERATIONS	61,514	-

NET INCOME	3,332,615	5,391,179

OTHER COMPREHENSIVE INCOME:
Foreign currency translation gain	292,544	67,026

COMPREHENSIVE INCOME	$3,625,159	$5,458,205

NET INCOME PER COMMON SHARE - BASIC AND DILUTED:
Continuing operations	$0.44	$1.02
Discontinued operations	$0.00	$0.00
Total net income per common share	$0.44	$1.02

Weighted Common Shares Outstanding - basic and diluted	7,512,085	5,300,000

	See accompanying notes to the Consolidated Financial Statements

CHINA ARMCO METALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Year Ended December 31, 2008

	Common Stock, $0.001 Par Value				Accumulated Other Comprehensive Income
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings (Deficit)	Foreign Currency Translation Gain	Total Stockholders' Equity

Balance, December 31, 2006	5,300,000	$5,300	$367,726	$702,658	$9,632	$1,085,316

Comprehensive income
Net income				5,391,179		5,391,179
Foreign currency translation gain					67,026	67,026

Total comprehensive income						5,458,205

Dividends				(1,459,388)		(1,459,388)

Balance, December 31, 2007	5,300,000	5,300	367,726	4,634,449	76,658	5,084,133

Reverse acquisition adjustment	2,306,000	2,306	(61,326)			(59,020)

Issuance of common stock for cash from
July 25, 2008 through August 8, 2008,	2,486,649	2,487	1,520,790			1,523,277
net of offering costs

Issuance of warrants in connection with sale of
common stock for cash in July and August, 2008			5,097,404			5,097,404

Issuance of common stock for services on
October 15, 2008	6,000	6	17,994			18,000

Cancellation of common stock for sale of
fertilizer business on December 30, 2008	(6,200)	(7)				(7)

Comprehensive income
Net income				3,332,615		3,332,615
Foreign currency translation gain					292,544	292,544

Total comprehensive income						3,625,159

Balance, December 31, 2008	10,092,449	$10,092	$6,942,588	$7,967,064	$369,202	$15,288,946

See accompanying notes to the Consolidated Financial Statements

CHINA ARMCO METALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year	For the Year
	Ended	Ended
	December 31, 2008	December 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,332,615	$5,391,179
Adjustments to reconcile net income to net cash
provided by (used in) operating activities
Depreciation expenses	34,413	46,370
Amortization expense	46,018	-
Stock based compensation	18,000	-
Advances to sole stockholder treated as dividends	-	(1,459,388)
Loss from disposal of property and equipment	5,433	12,803
Gain from disposal of discontinued operations	(61,514)	-
Changes in operating assets and liabilities:
Accounts receivable	(15,476,396)	(747,438)
Inventories	2,405,995	(1,876,367)
Advance on purchases	(1,720,207)	36,270
Prepayments and other current assets	(260,437)	-
Forward foreign exchange contracts swap	19,739	12,079
Accounts payable	6,444,793	4,954
Customer deposits	230,711	(1,360,542)
Taxes payable	1,158,952	(152,360)
Accrued expenses and other current liabilities	19,022	999,880

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(3,802,863)	907,440

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from release of pledged deposits	603,187	305,000
Payment made towards pledged deposits	-	(564,150)
Purchases of property and equipment	(2,276,963)	(125,168)
Purchase of land use right	-	(2,119,417)

NET CASH USED IN INVESTING ACTIVITIES	(1,673,776)	(2,503,735)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from forward foreign exchanage contracts	-	308,744
Payment of forward foreign exchanage contracts	(343,023)	-
Proceeds from loans payable	2,914,345	-
Amounts received from (paid to) related parties	(710,041)	1,181,743
Sale of common stock and warrants, net of offering costs	6,623,168	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	8,484,449	1,490,487

EFFECT OF EXCHANGE RATE CHANGES ON CASH	13,436	200,296

NET CHANGE IN CASH	3,021,246	94,488

Cash at beginning of year	232,286	137,798

Cash at end of year	$3,253,532	$232,286

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$164,110	$17,556
Taxes paid	$-	$-

NON CASH FINANCING AND INVESTING ACTIVITIES:
Advances to then sole stockholder treated as dividends	$-	$1,459,388

See accompanying notes to the Consolidated Financial Statements.

CHINA ARMCO METALS, INC. AND SUBSIDIARIES
NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 1 – ORGANIZATION AND OPERATIONS

Cox Distributing was founded as an unincorporated business in January 1984 and was incorporated as Cox Distributing, Inc., a C corporation in the State of Nevada on April 6, 2007 at which time 9,100,000 shares of common stock were issued to the founder in exchange for the existing unincorporated business.  No value was given to the stock issued by the newly formed corporation.  Therefore, the shares were recorded to reflect the $.001 par value and paid in capital was recorded as a negative amount ($910).  The Company engaged in the distribution of organic fertilizer products used to improve soil and growing conditions for the potato farmers of eastern Idaho.  On June 27, 2008, the Company amended its Articles of Incorporation, and changed its name to China Armco Metals, Inc. (“Armco Metals” or the “Company”) upon the acquisition of Armco & Metawise (H.K) Limited and Subsidiaries.  The Company believes that the new name will better identify the Company with the business conducted by its wholly owned subsidiaries in China, Armco & Metawise (H.K) Limited and Subsidiaries, namely, the import, export and distribution of ferrous and non-ferrous ores and metals, and the recycling of scrap steel.  On December 30, 2008, the Company discontinued its business of distribution of organic fertilizer products.

Merger of Armco & Metawise (H.K) Limited and Subsidiaries (“Armco??

On June 27, 2008, the Company entered into a share purchase agreement (the “Share Purchase Agreement”) and consummated a share purchase (the “Share Purchase”) with Armco and Feng Gao, who owned 100% of the issued and outstanding shares of Armco (the “Armco Shareholder”).  In connection with the acquisition, the Company purchased from the Armco Shareholder 100% of the issued and outstanding shares of Armco’s capital stock for $6,890,000 by delivery of the Company’s purchase money promissory note.  In addition, the Company issued to Ms. Gao a stock option entitling Ms. Gao to purchase a total of 5,300,000 shares of the Company’s common stock, par value $.001 per share (the “Common Stock”) at $1.30 per share which expires on September 30, 2008 and 2,000,000 shares at $5.00 per share which expires on June 30, 2010 (the “Gao Option”).  On August 12, 2008, Ms. Gao exercised her option to purchase and the Company issued 5,300,000 shares of its common stock in exchange for the $6,890,000 note owed to Ms. Gao.  The shares issued represented approximately 69.7% of the issued and outstanding Common Stock immediately after the consummation of the Share Purchase and exercise of the option to purchase 5,300,000 shares of the Company’s common stock at $1.30 per share.  As a result of the ownership interests of the former shareholders of Armco, for financial statement reporting purposes, the merger between the Company and Armco has been treated as a reverse acquisition with Armco deemed the accounting acquirer and the Company deemed the accounting acquiree under the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141 “Business Combinations” (“SFAS No. 141”).  The reverse merger is deemed a capital transaction and the net assets of Armco (the accounting acquirer) are carried forward to the Company (the legal acquirer and the reporting entity) at their carrying value before the combination.  The acquisition process utilizes the capital structure of the Company and the assets and liabilities of Armco which are recorded at historical cost.  The equity of the Company is the historical equity of Armco retroactively restated to reflect the number of shares issued by the Company in the transaction.

Armco & Metawise (H.K) Limited (“Armco”) was incorporated on July 13, 2001 under the laws of the Hong Kong Special Administrative Region (“HK SAR”) of the People’s Republic of China (“PRC”).  Armco engages in the import, export and distribution of ferrous and non-ferrous ores and metals, and the recycling of scrap steel.

On January 9, 2007, Armco formed Armet (LianYunGang) Renewable Resources Co, Ltd. (“Armet”), as a wholly-owned foreign enterprise (“WOFE”) subsidiary in the City of Lianyungang, Jiangsu Province, PRC.  Armet engages in the recycling of scrap steel.

Henan Armco and Metawise Trading Co., Ltd. (“Henan”) was incorporated on June 6, 2002 in the City of Zhengzhou, Henan Province, PRC.  Henan engages in the import, export and distribution of ferrous and non-ferrous ores and metals.

Merger of Henan Armco and Metawise Trading Co., Ltd. (“Henan”) with Armet, Companies under Common Control

On December 28, 2007, Armco by and through its wholly owned subsidiary, Armet, entered into a Share Transfer Agreement with Henan, a company under common control with Armco.  The acquisition of Henan has been recorded on the purchase method of accounting at historical amounts as Armet and Henan were under common control since June 2002.  The consolidated financial statements have been presented as if the acquisition of Henan had occurred on January 1, 2006.

CHINA ARMCO METALS, INC. AND SUBSIDIARIES
NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007—CONTINUED

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The consolidated financial statements include all the accounts of Armco and Henan as of December 31, 2008 and 2007 and for the years then ended.  Armet is included as of December 31, 2008 and for the year ended December 31, 2008 and for the period from January 9, 2007 (inception) through December 31, 2007.  Armco Metals is included as of December 31, 2008 and for the period from June 27, 2008 (date of acquisition) through December 31, 2008.  All inter-company balances and transactions have been eliminated.

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

Pledged deposits

Pledged deposits consists of (i) amounts held for outstanding letters of credit maturing in specified periods and (ii) deposits held for outstanding forward foreign currency hedging contracts maturing in specified periods.

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

Inventories

The Company values inventories, consisting of purchased products, at the lower of cost or market.  Cost is determined on the First-in and First-out method.  The Company regularly reviews its inventories on hand and, when necessary, records a provision for excess or obsolete inventories based primarily on current selling price and sales prices of confirmed backlog orders.  The Company determined that there was no inventory obsolescence as of December 31, 2008 or 2007.

Advance on purchases

Advance on purchases primarily represent amounts paid to vendors for future delivery of products, all of which were fully or partially refundable depending upon the terms and conditions of the purchase agreements.

CHINA ARMCO METALS, INC. AND SUBSIDIARIES
NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007—CONTINUED

Property, plant and equipment

Property, plant and equipment are recorded at cost.  Expenditures for major additions and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred.  Depreciation of property, plant and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful lives ranging from five (5) years to twenty (20) years.  Upon sale or retirement of property, plant and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the consolidated statements of income and comprehensive Income.  Leasehold improvements, if any, are amortized on a straight-line basis over the term of the lease or the estimated useful lives, whichever is shorter. Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

Land use right

Land use right represents the cost to obtain the right to use certain parcel of land in the City of Lianyungang, Jiangsu Province, PRC.  Land use right is carried at cost and amortized on a straight-line basis over the life of the right of fifty (50) years.  Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

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

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.  The Company determined that there were no impairments of long-lived assets as of December 31, 2008 or 2007.

Customer deposits

Customer deposits primarily represent amounts received from customers for future delivery of products, all of which were fully or partially refundable depending upon the terms and conditions of the sales agreements.

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

CHINA ARMCO METALS, INC. AND SUBSIDIARIES
NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007—CONTINUED

Fair value of financial instruments

The Company follows Statement of Financial Accounting Standards No. 107 “Disclosures about Fair Value of Financial Instruments” (“SFAS No. 107”) for its financial instruments.  The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The carrying amounts of financial assets and liabilities, such as cash, accounts receivable, advance on purchases, prepayments and other current assets, accounts payable, customer deposits, corporate income tax payable, value added tax and other taxes payable, accrued expenses and other current liabilities, approximate their fair values because of the short maturity of these instruments.  The Company’s loans payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2008.

Revenue recognition

The Company follows the guidance of the United States Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 101 “Revenue Recognition” (“SAB No. 101”), as amended by SAB No. 104 (“SAB No. 104”) and Topic 13 for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned less estimated future doubtful accounts.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.  In addition to the aforementioned general policy, the following are the specific revenue recognition policies for each major category of revenue:

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

Net sales of products represent the invoiced value of goods, net of value added taxes (“VAT”).  The Company is subject to VAT which is levied on the majority of the Company’s products at the rate of 13% on the invoiced value of sales for year ended December 31, 2008 and 2007 and 17% on the invoiced value of sales as of January 1, 2009.  Sales or Output VAT is borne by customers in addition to the invoiced value of sales and Purchase or Input VAT is borne by the Company in addition to the invoiced value of purchases to the extent not refunded for export sales.

Stock-based compensation

The Company accounted for its stock based compensation under the recognition and measurement principles of the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (“SFAS No. 123R”) and the Financial Accounting Standards Board Emerging Issues Task Force Issue No. 96-18 “Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring, Or In Conjunction With Selling Goods Or Services” (“EITF No. 96-18”) using the modified prospective method.  All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.  The fair value of each option grant estimated on the date of grant uses the Black-Scholes option-pricing model with the following weighted-average assumptions:

CHINA ARMCO METALS, INC. AND SUBSIDIARIES
NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007—CONTINUED

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


The Company uses historical data to estimate employee termination behavior.  The expected life of options granted is derived from SAB 107 and represents the period of time the options are expected to be outstanding.

	The expected volatility is based on a combination of the historical volatility of the comparable companies’ stock over the contractual life of the options.

	The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option.

	The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the contractual life of the option.

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

Income taxes

The Company follows Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS No. 109”), which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Consolidated Statements of Income and Comprehensive Income in the period that includes the enactment date.

CHINA ARMCO METALS, INC. AND SUBSIDIARIES
NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007—CONTINUED

Foreign currency translation

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts.  Transactions and balances in other currencies are converted into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52 “Foreign Currency Translation” (“SFAS No. 52”) and are included in determining net income or loss.

The financial records of the Company are maintained in their local currency, the Renminbi (“RMB”), which is the functional currency.  Assets and liabilities are translated from the local currency into the reporting currency, U.S. dollars, at the exchange rate prevailing at the balance sheet date.  Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the consolidated financial statements.  Foreign currency translation gain (loss) resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining accumulated other comprehensive income in the consolidated statement of stockholders’ equity.

RMB is not a fully convertible currency.  All foreign exchange transactions involving RMB must take place either through the People’s Bank of China (the “PBOC”) or other institutions authorized to buy and sell foreign exchange.  The exchange rate adopted for the foreign exchange transactions are the rates of exchange quoted by the PBOC.  Commencing July 21, 2005, China adopted a managed floating exchange rate regime based on market demand and supply with reference to a basket of currencies.  The exchange rate of the US dollar against the RMB was adjusted from approximately RMB 8.28 per US dollar to approximately RMB 8.11 per US dollar on July 21, 2005.  Since then, the PBOC administers and regulates the exchange rate of the US dollar against the RMB taking into account demand and supply of RMB, as well as domestic and foreign economic and financial conditions.

Unless otherwise noted, the rate presented below per U.S. $1.00 was the noon buying rate for RMB in New York City as reported by the Federal Reserve Bank of New York on the date of its balance sheets contained in this consolidated financial statements.  The management believes that the difference between RMB vs. US$ exchange rate quoted by the PBOC and RMB vs. US$ exchange rate reported by the Federal Reserve Bank of New York were immaterial.  Translations do not imply that the RMB amounts actually represent, or have been or could be converted into, equivalent amounts in U.S. dollars.  Translation of amounts from RMB into United States dollars (“US$”) has been made at the following exchange rates for the respective periods:

December 31, 2008
Balance sheet	RMB 6.8225 to US$1.00
Statement of income and comprehensive income	RMB 6.9477 to US$1.00

December 31, 2007
Balance sheet	RMB 7.2946 to US$1.00
Statement of income and comprehensive income	RMB 7.6072 to US$1.00

Net gains and losses resulting from foreign exchange transactions, if any, are included in the Consolidated Statements of Income and Comprehensive Income.  The foreign currency translation gain at December 31, 2008 and 2007 was $292,544 and $67,026 and the effect of exchange rate changes on cash flows for years then ended were $13,436 and $200,296, respectively.

Comprehensive income

The Company has adopted Statement of Financial Accounting Standards No. 130 “Reporting Comprehensive Income” (“SFAS No. 130”).  This statement establishes rules for the reporting of comprehensive income and its components.  Comprehensive income, for the Company, consists of net income and foreign currency translation adjustments and is presented in the Consolidated Statements of Income and Comprehensive Income and Stockholders’ Equity.

Commitments and contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

CHINA ARMCO METALS, INC. AND SUBSIDIARIES
NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007—CONTINUED

Net income per common share

Net income per common share is computed pursuant to Statement of Financial Accounting Standards No. 128 “Earnings Per Share” (“SFAS No. 128”).   Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during each period.  Diluted net income per common share is computed by dividing net income by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period to reflect the potential dilution that could occur from common shares issuable through stock options, which excludes 2,000,000 shares of common stock issuable under the stock options and 2,728,913 shares of common stock issuable under the warrants in connection with the Company’s August 1, 2008 equity financing for the year ended December 31, 2008 as they were anti-dilutive.  There were no potentially dilutive shares outstanding for the year ended December 31, 2007.

Recently issued accounting pronouncements

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities ” (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently evaluating the requirements of SFAS 161 and the impact of adoption on our consolidated financial statements.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement. FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP APB 14-1 beginning in the first quarter of fiscal 2009, and this standard must be applied on a retrospective basis. We are evaluating the impact the adoption of FSP APB 14-1 will have on our consolidated financial position and results of operations.

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles. This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission (“SEC”) of the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect SFAS No. 162 to have a material impact on the preparation of our consolidated financial statements.

On September 16, 2008, the FASB issued final Staff Position (FSP) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. The FSP determines that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. We are currently evaluating the requirements of (FSP) No. EITF 03-6-1, as well as the impact of the adoption on our consolidated financial statements.

On October 10, 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.  This FASB Staff Position (FSP) clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. Statement 157 was issued in September 2006, and is effective for financial assets and financial liabilities for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  We have adopted SFAS 157-3 and determined that it had no impact as of December 31, 2008, and we will continue to evaluate the impact, if any, of SFAS 157-3 on our financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to our consolidated financial statements.

CHINA ARMCO METALS, INC. AND SUBSIDIARIES
NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007—CONTINUED

NOTE 3 – PLEDGED DEPOSITS

Pledged deposits at December 31, 2008 and 2007 consisted of the following:

Pledged deposits for:

	December 31, 2008	December 31, 2007
Letters of credit	$-	$242,671	(1)
Foreign currency forward contracts	-	321,479	(2)

	$-	$564,150

(1)	See Note 12.
(2)	See Note 7.

NOTE 4 – INVENTORIES

Inventories at December 31, 2008 and 2007 consisted of the following:

	December 31, 2008	December 31, 2007
Goods purchased	$197,402	$2,434,908

	$197,402	$2,434,908

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, stated at cost, less accumulated depreciation at December 31, 2008 and 2007 consisted of the following:

	Estimated Useful Life (Years)	December 31, 2008	December 31, 2007
Buildings and leasehold improvements	20	$332,738	$10,133
Construction in progress (ii)		1,837,503	-
Vehicles	5	200,270	164,549
Office equipment	5-8	68,508	36,508
		2,439,019	211,190
Less accumulated depreciation		(61,203)	(79,594)

		$2,377,816	$131,596

(i)           Depreciation and amortization expense

Depreciation and amortization expense for the year ended December 31, 2008 and 2007 was $35,066 and $34,459, respectively.

(ii)           Construction in progress

Construction in progress comprises capital expenditures for construction of Armet’s new metal recycling production facility, including buildings, machinery, equipment and facility set up charges.  For the year ended December 31, 2008 and 2007, the Company did not capitalize any interest to construction in progress.

CHINA ARMCO METALS, INC. AND SUBSIDIARIES
NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007—CONTINUED

NOTE 6 – LAND USE RIGHT

Land use right at cost at December 31, 2008 and 2007, consisted of the following:

	December 31, 2008	December 31, 2007
Land use right	$2,266,076	$2,119,417
Accumulated amortization	(57,174)	(10,434)

	$2,208,902	$2,108,983

Amortization expense

Amortization expense for the years ended December 31, 2008 and 2007 was $45,188 and $10,434, respectively.  Amortization expense for the next five years is approximately $46,018 per year.

NOTE 7 – FINANCIAL INSTRUMENTS

The Company utilized forward foreign currency exchange contracts with a financial institution, resulting in a fixed foreign currency exchange rate of US$1.00 to RMB 7.3750.  These forward foreign currency exchange contracts expired on August 2, 2008. Loss on these foreign currency exchange contracts for the year ended December 31, 2008 and 2007 amounted to $19,739 and $12,079, respectively.

The forward foreign currency exchange contracts and related swap liabilities at December 31, 2008 and 2007 consisted of the following:

	December 31, 2008	December 31, 2007
Forward foreign currency exchange contracts	$-	$308,744
Forward foreign currency exchange swap liabilities	-	12,079

	$-	$320,823

NOTE 8 – LOANS PAYABLE

Loans payable at December 31, 2008 and 2007 consisted of the following:

	December 31, 2008	December 31, 2007
Loan payable from a financial institution, guaranteed by the Company’s chairman and Chief Exchange Officer, with interest at 7.80% per annum payable monthly, with principal due and paid January 15, 2009.	$1,414,345	$-

Loan payable from a financial institution, guaranteed by the Company’s chairman and Chief Exchange Officer, with interest at 7.85% per annum payable monthly, with principal due and paid January 15, 2009.	1,500,000	-

	$2,914,345	$-

CHINA ARMCO METALS, INC. AND SUBSIDIARIES
NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007 CONTINUED

NOTE 9 – RELATED PARTY TRANSACTIONS

Advances from stockholder

Advances from stockholder at December 31, 2008 and 2007 consisted of the following:

	December 31, 2008	December 31, 2007
Advances from chairman, chief executive officer and stockholder	$(236,595)	$(921,444)

	$(236,595)	$(921,444)

The advances bear no interest and have no formal repayment terms.

Operating lease from Chairman, CEO and Stockholder

On January 1, 2006, Henan entered into a non-cancellable operating lease for its 176.37 square meter commercial office space in the City of Zhengzhou, Henan Province, PRC from Chairman, Chief Executive Officer and stockholder of the Company for RMB10,000 per month, which expired on December 31, 2008 and has been extended through December 31, 2011.  Total lease payments for the years ended December 31, 2008 and 2007 amounted to RMB120,000 per year (equivalent to $17,272 and $15,775, respectively).  Future minimum lease payments required under the non-cancelable operating lease are RMB120,000 per year (equivalent to $17,589 at December 31, 2008) for 2009 through 2011.

NOTE 10 – STOCKHOLDERS’ EQUITY

Sale of common stock

On July 25, 2008 and July 31, 2008, the Company closed the first and second rounds of a private placement by raising $6,896,229 from eighty-two (82) investors through the sale of 22.9 units of its securities at an offering price of $300,000 per unit in a private placement. Each unit sold in the offering consisted of 100,000 shares of the Company’s common stock, $.001 par value per share at a per share purchase price of $3.00, and five (5) year warrants to purchase 100,000 shares of common stock with an exercise price of $5.00 per share (the “Warrants“).

On August 8, 2008 the Company closed the third round of the offering by raising $523,500 from ten (10) investors through the sale of 1.745 units of its securities at an offering price of $300,000 per unit.

On August 11, 2008 the Company closed the fourth round of the offering by raising $40,200 from five (5) investors through the sale of 0.134 units of its securities at an offering price of $300,000 per unit.

The Company paid (i) FINRA member broker-dealers cash commissions of $162,660 and issued those firms five (5) year warrants to purchase a total of 99,650 shares of its common stock at $5.00 per share as compensation for services to the Company, (ii) due diligence fees to certain investors or their advisors in connection with the Offering aggregating $579,316 in cash and issued those firms five (5) year warrants to purchase a total of 142,614 shares of its common stock at $5.00 per share as compensation for services to the Company, and (iii) professional fees in the amount of $97,689 paid in cash in connection with the Offering.  The recipients of these fees included China Direct Investments, Inc., a subsidiary of China Direct, Inc. and a principal stockholder of the company.

In aggregate, the Company raised $7,459,929 in the offering from ninety-seven (97) investors through the sale of 24.87 units and after payment of cash commissions, broker dealer fee, due diligence fees and other costs associated with the Offering, the Company received net proceeds of $6,620,681, all of which will be used for construction of a scrap steel recycling facility in China as previously disclosed by the Company and general corporate working capital purposes.

Issuance of common stock for services

On October 15, 2008, the Company issued 6,000 shares of its common stock for services rendered valued at $3.00 per share for $18,000 (the estimated fair value on the date of grant).

CHINA ARMCO METALS, INC. AND SUBSIDIARIES
NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007—CONTINUED

Stock options

On June 27, 2008, the Company entered into a share purchase agreement (the “Share Purchase Agreement”) and consummated a share purchase (the “Share Purchase”) with Armco & Metawise (H.K) Limited (“Armco”) and Feng Gao, who owned 100% of the outstanding shares of Armco (the “Armco Shareholder”).  Under the Share Purchase Agreement, the Company purchased from Ms. Gao, the sole shareholder of Armco (the “Armco Shareholder”), 100% of the issued and outstanding shares of Armco’s capital stock for $6,890,000 by delivery of the Company’s purchase money promissory note (the “Share Purchase”).  In addition, the Company issued to Ms. Gao a stock option entitling Ms. Gao to purchase 5,300,000 shares of our common stock, par value $.001 per share (the “Common Stock”) at $1.30 per share expiring on September 30, 2008 and 2,000,000 shares at $5.00 per share expiring on June 30, 2010, vested immediately (the “Gao Option”).  On August 12, 2008, Ms. Gao exercised her option to purchase and the Company issued 5,300,000 Shares in exchange for the $6,890,000 note owed to Ms. Gao.  Accordingly, the 5,300,000 Shares issued to Ms. Gao represented approximately 69.7% of the issued and outstanding Shares of the Company giving effect to the cancellation of 7,694,000 Shares owned by Mr. Cox.

The fair value of the stock options issued in June 2008 under Share Purchase Agreement using the Black-Scholes Option Pricing Model was $0 at the date of grant.  For the year ended December 31, 2008, the Company did not record any stock-based compensation for shares vested.  For the year ended December 31, 2007, the Company did not issue any stock options.

The table below summarizes the Company’s stock option activity for the year ended December 31, 2008:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Grant	Aggregate Intrinsic Value

Balance, December 31, 2007	-	$-	$-	-	$-
Granted	2,000,000	5.00	5.00	*	*
Canceled	-	-	-		-
Exercised	-	-	-		-
Expired	-	-	-		-
Balance, December 31, 2008	2,000,000	$5.00	$5.00	*	$-
Vested and exercisable, December 31, 2008	2,000,000	$5.00	$5.00	*	$-
Unvested, December 31, 2008	-	$5.00	$5.00	*	$-

* - Less than $1.00

The following table summarizes information concerning outstanding and exercisable stock options as of December 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$5.00	2,000,000	1.50	$5.00	2,000,000	1.50	$5.00

$5.00	2,000,000	1.50	$5.00	2,000,000	1.50	$5.00

CHINA ARMCO METALS, INC. AND SUBSIDIARIES
NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007—CONTINUED

Warrants

In connection with the four (4) rounds of private placements from July 25, 2008 through August 8, 2008, the Company issued (i) warrants for 2,486,649 shares to the investors and (ii) warrants for 242,264 shares to the brokers, or 2,728,913 shares in aggregate with an exercise price of $5.00 per share and an expiration date of August 8, 2014, all of which have been earned upon issuance.  The fair value of these warrants granted, estimated on the date of grant, was $5,097,404, which has been recorded as additional paid-in capital, using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected option life (year)	5.00
Expected volatility	89.00%
Risk-free interest rate	3.23%
Dividend yield	0.00%

The remaining balance of the net proceeds of $1,523,277 has been assigned to Common stock.

The table below summarizes the Company’s warrants activity for the year ended December 31, 2008:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, December 31, 2007	-	$-	$-	$-	$-
Granted	2,728,913	5.00	5.00	5,092,970	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Balance, December 31, 2008	2,728,913	$5.00	$5.00	$5,092,970	$-
Earned and exercisable, December 31, 2008	2,728,913	$5.00	$5.00	$5,092,970	$-
Unvested, December 31, 2008	-	$5.00	$5.00	$-	$-

The following table summarizes information concerning outstanding and exercisable warrants as of December 31, 2008:

	Warrants Outstanding (*)			Warrants Exercisable (*)
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$5.00	2,728,913	5.00	$5.00	2,728,913	5.00	$5.00

$5.00	2,728,913	5.00	$5.00	2,728,913	5.00	$5.00

* warrant for 5,000 shares of the common stock of the Company with an exercise price of $5.00 per share has been exercised on January 30, 2009, payment of $25,000 in cash have been received and 5,000 shares of common stock have been issued to the investor and warrant holder by the Company on February 2, 2009.

Dividends

On December 31, 2007, the Company declared advances of $1,459,388 to Chairman, Chief Executive Officer and then sole stockholder treated as dividends.

CHINA ARMCO METALS, INC. AND SUBSIDIARIES
NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007—CONTINUED

NOTE 11 – INCOME TAXES

Armco Metals is a non-operating holding company.  Armco, the Company’s Hong Kong subsidiary is subject to Hong Kong SAR income taxes.  Henan and Armet, the Company’s PRC subsidiaries are subject to PRC income taxes, file income tax returns under the Income Tax Law of the People’s Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws (the “PRC Income Tax Law”) accordingly.  Henan and Armet derive substantially all of their income (loss) before income taxes and related tax expenses from PRC sources.

United States income tax

Armco Metals is incorporated in the State of Delaware and is subjected to United States of America tax law.  Armco Metals did not have any taxable income for the year ended December 31, 2008 and 2007 and no provision for income taxes has been made in the United States.

Hong Kong SAR income tax

Armco is registered and operates in the Hong Kong Special Administrative Region (“HK SAR”) of the People’s Republic of China (“PRC”) and is subject to HK SAR tax law.  Armco’s statutory income tax rate is 17.5% and there were no significant differences between income reported for financial reporting purposes and income reported for income tax purposes for the year ended December 31, 2008. Armco is exempt from Hong Kong income taxes for the year ended December 31, 2007 since none of its income was from Hong Kong sources.

PRC Tax

Armet and Henan are governed by and file separate income tax returns under the Income Tax Law of the People’s Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws (the “PRC Income Tax Law”), which, until January 2008, generally subject to tax at a statutory rate of 33% (30% state income tax plus 3% local income tax) on income reported in the statutory financial statements after appropriate tax adjustments.  On March 16, 2007, the National People’s Congress of China approved the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”), effective January 1, 2008.  Under the New CIT Law, the corporate income tax rate applicable to all Companies, including both domestic and foreign-invested companies, will be 25%.  However, tax concession granted to eligible companies prior to March 16, 2007 will be grand fathered in.

Henan is registered and operates in the City of Zhengzhou, Henan Province, PRC.  No provision for income taxes has been made as Henan had net operating loss (“NOL”) carry-forwards for the year ended December 31, 2008 and net operating loss (“NOL”) for the year ended December 31, 2007.  Henan?痵 statutory tax rate for relevant periods is 25% for the year ended December 31, 2008 and 33% for the year ended December 31, 2007.

Armet is registered and operates in the LianYunGang Economic and Technology Development Zone, City of Lianyungang, Jiangsu Province, PRC, and is recognized as a “Manufacturing Enterprise Located in Special Economic Zone”.  In accordance with the relevant income tax laws, the profits of Armet, if any, are fully exempt from income tax for 2008 and 2009, followed by a 50% exemption for the following three calendar years from 2010 through 2012 (“tax holidays”).  Armet is a development stage company as defined by Statement of Financial Accounting Standards No. 7 “Accounting and Reporting by Development Stage Enterprises” (“SFAS No. 7”).  Armet’s statutory tax rate for relevant periods is 25 % for the year ended December 31, 2008 and 15% for the period from January 9, 2007 (inception) through December 31, 2007.

Deferred tax assets

At December 31, 2008, the Company has available for income tax purposes net operating loss (“NOL”) carry-forwards of $1,589,121 that may be used to offset future taxable income through the year ending December 31, 2013.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying consolidated financial statements since the Company believes that the realization of its net deferred tax assets of approximately $397,280 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $397,280.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizibility.  The valuation allowance increased approximately $24,929 and $53,272 for the years ended, December 31, 2008 and 2007, respectively.

CHINA ARMCO METALS, INC. AND SUBSIDIARIES
NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007—CONTINUED

Components of deferred tax assets as of December 31, 2008 and 2007 are as follows:

	December 31, 2008	December 31, 2007
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$397,280	491,503
Cumulative effect of statutory reduction of enacted income tax rate effective January 1, 2008	-	(119,152)
Expected income tax benefit from NOL carry-forwards, net of cumulative effect of statutory reduction of enacted income tax rate	397,280	372,351
Less valuation allowance	(397,280)	(372,351)

Deferred tax assets, net of valuation allowance	$-	$-

Income taxes in the consolidated statements of income and comprehensive income

A reconciliation of the Chinese statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Year Ended
	December 31, 2008	December 31, 2007
Chinese statutory income tax rate	25.0%	33.0%
Increase (reduction) in income taxes resulting from:
Net operating loss (“NOL”) carry-forwards	(25.0)	(33.0)
Tax holiday	-	-

Effective income tax rate	0.0%	0.0%

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Letters of credit

The Company issues letters of credit in connection with the importation of ferrous and non-ferrous ores.  Letters of credit at December 31, 2008 and 2007 consisted of the following:

	December 31, 2008	December 31, 2007
Armco

Letter of credit issued by a financial institution on behalf of the Company on October 15, 2007 with 5% credit amount tolerance, as amended, payable to an unrelated vendor, due January 20, 2008 and paid on February 14, 2008.	$-	$1,911,000

Henan

Letter of credit issued by a financial institution on behalf of the Company in the amount of €402,000 on November 22, 2007, payable to an unrelated vendor, collateralized by the pledged deposits of $185,711 (see Note 3), which was cancelled on April 21, 2008 with the pledged deposits returned on May 13, 2008.	-	587,161

Letter of credit issued by a financial institution on behalf of the Company on November 27, 2007, payable to an unrelated vendor, collateralized by the pledged deposits of $56,960 (see Note 3) due September 9, 2008.	-	140,000

	$-	$2,638,161

CHINA ARMCO METALS, INC. AND SUBSIDIARIES
NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007—CONTINUED

Foreign currency forward contracts

The Company employs foreign currency forward contracts to convert unforeseeable foreign currency exchange rates to fixed foreign currency exchange rates.  Foreign currency forward contracts at December 31, 2008 and 2007 consisted of the following:

	December 31, 2008	December 31, 2007
Foreign currency forward contract, signed with a financial institution on August 1, 2007, collateralized by the pledged deposits of $130,274 (see Note 3) due and paid on August 1, 2008.	$-	$128,854

Foreign currency forward contract, signed with a financial institution on August 2, 2007, collateralized by the pledged deposits of $181,873 (see Note 3) due and paid on August 2, 2008.	-	179,890

	-
	$-	$308,744

Uncommitted trade credit facilities

The Company entered into uncommitted trade credit facilities with a financial institution on February 14, 2006, as subsequently amended, for $4,000,000 (“Uncommitted trade credit facilities”), maturing November 30, 2009.  Uncommitted trade credit facilities were guaranteed by the Company’s chairman, Chief Executive Officer and stockholder.  There were no balances outstanding at December 31, 2008 or 2007.

Entry into import service agreement

On April 11, 2007, Armet entered into an import service agreement (“Import Service Agreement”) with an unrelated third party import service company expiring through January 1, 2010. Pursuant to the import service agreement Armet will (i) import recycling metal production equipment with two (2) million metric tons annual processing capacity valued at $430,000 and (ii) pay 2% of the total value imported for import services, all of which have been prepaid and included in advance on purchases in the consolidated balance sheets.  The importation of the recycling metal production equipment has not been completed as of December 31, 2008 due to the delay in completion of the manufacturing facility.

Entry into operating lease agreement

On October 1, 2008, the Company entered into a non-cancellable operating lease for its commercial office space in California expiring September 30, 2009.  Future minimum lease payments required under the non-cancelable operating lease are $2,624.50 per month or $23,620 in aggregate.

Entry into investor relations consulting agreement

On October 1, 2008, the Company entered into an investor relations consulting agreement expiring December 31, 2009.  Either party may terminate the agreement any time during the term of the contract.  Future minimum cash and share payments required under the agreement are (i) $8,500 per month or $102,000 in aggregate in cash, (ii) 6,000 shares per quarter or 24,000 shares in aggregate of the common stock of the Company, and (iii) additional $25,000 in cash and 10,000 shares of the common stock of the Company to be earned if the price of the common shares is $6.00 per share or above and trades a volume of at least 50,000 shares per day or more based on the VWAP during any 20 day consecutive period during October 1, 2009 through December 31, 2009 and the Agreement is in effect.

Entry into an employment agreement

On December 18, 2008, the Company entered into an employment agreement (“Employment Agreement”) with Chairman and Chief Executive Officer (“Employee”) for a term of three (3) years commencing on January 1, 2009 (“Employment Term”).  Pursuant to the Employment Agreement, Employee shall devote substantially all his business time and efforts to the business of the Company; provided, however, that it is understood and agreed that, while Employee may devote time to other business matters in which he may have an interest, in the event of a conflict, Employee’s first and primary responsibility shall be to the performance of his duties for the Company.  In consideration with the duties and responsibilities as described above Employee shall be entitled to the compensation and benefits hereinafter described in subparagraphs (A) through (D) (such compensation and benefits being hereinafter referred to as “ Compensation Benefits”).

CHINA ARMCO METALS, INC. AND SUBSIDIARIES
NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007—CONTINUED

A. BASE SALARY.  The Company shall pay Employee a base salary (the “Base Salary”) of $73,000 per annum for the period commencing on January 1, 2009 and ending on December 31, 2009.

B. COMPENSATION ADJUSTMENT.  The Base Salary and Employee’s other compensation will be reviewed by the Board of Directors of the Company (the “Board”) at least annually and may be increased (but not decreased) from time to time as the Board may determine.

C. PARTICIPATION IN BENEFIT PLANS.  During the Employment Term, Employee shall be eligible to participate in all Employee benefit plans and arrangements now in effect or which may hereafter be established, including, without limitation, all life, group insurance and medical care plans and all disability, retirement and other Employee benefit plans of the Company.  Should the Employee not want to participate in the Company’s health plan, with Board approval, the company will reimburse the Employee for the expense incurred in participating in another plan.

D. OTHER PROVISIONS. During the Employment Term, Employee shall be entitled to 2 weeks paid vacation per annum and an automobile allowance of $15 per month. Employee shall be reimbursed.

This Employment Agreement shall terminate as a result of any of the following events: (a) death, (b) disability, (c) voluntary resignation, or (d) termination by the Company with Cause, where “Cause” shall mean: (i) final non-appealable adjudication of Employee of a felony, which would have a material or adverse effect on the business of the Company; or (ii) the determination of the Board (other than Employee) that Employee has engaged in intentional misconduct or the gross neglect of his duties, which has a continuing material adverse effect on the business of the Company, or (e) termination by the Company for any reason other than Cause. In the event that Employee’s employment is terminated pursuant to Events (a), (b), or (e) above, the Company shall pay to Employee and or his estate, (i) all of the Compensation Benefits Employee is entitled to through the Date of Termination and (ii) all Incentive Compensation, benefits and other compensation, if any, due and owing as of the Date of Termination.

NOTE 13 – CONCENTRATIONS AND CREDIT RISK

Customers and Credit Concentrations

Credit concentrations at December 31, 2008 and 2007 and customer concentrations for the years then ended are as follows:

	Net Sales for the Year Ended		Accounts receivable At
	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007
Customer A	21.4%	8.4%	50.9%	-%
Customer B	27.3%	-%	2.3%	-%
Customer C (Significant Business Party)	33.8%	26.8%	23.8%	-%
Customer D	3%	27.5%	-%	60.4%
Customer E	-%	29.4%	-%	39.6%
Customer F	6.8%	-%	21.9%	-%

	92.3%	92.1%	98.9%	100.0%

A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition.

CHINA ARMCO METALS, INC. AND SUBSIDIARIES
NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007—CONTINUED

Vendor Concentrations

Vendor concentrations at December 31, 2008 and 2007 and for the years then ended are as follows:

	Net Purchases for the Year Ended		Accounts Payable At
	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007
Vendor I (Significant Business Party)	20.0%	10.8%	59.3%	-%
Vendor II	-%	37.0%	0.5%	-%
Vendor III	30.7%	-%	32.2%	-%
Vendor IV	15.3%	-%	-%	17.6%
Vendor V	2.7%	11.0%	-%	-%
Vendor VI	7.4%	37.2%	-%	-%
Vendor VII	16.3%	-%	-%	38.2%

	92.4%	96.0%	92.0%	55.8%

Significant business party

The Company sells to and purchases from a significant business party (“Significant Business Party”) ferrous and non-ferrous ores and metals.  A reduction in sales from or loss of the Significant Business Party would have a material adverse effect on the Company?痵 results of operations and financial condition.

Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents.  As of December 31, 2008, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, none of which are insured.  However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

Foreign currency risk

The Company is exposed to fluctuations in foreign currencies for transactions denominated in currencies other than RMB, the functional currency due to the fact the majority of the Company’s purchasing activities are transacted in foreign currencies.  The Company had no foreign currency hedges in place at December 31, 2008 to reduce such exposure.  The Company’s previous forward foreign currency exchange contracts expired on August 2, 2008 and the Company’s realized losses on these foreign currency hedges for the year ended December 31, 2008 and 2007 were $19,739 and $12,079, respectively, or $31,818 in aggregate.

NOTE 14 - FOREIGN OPERATIONS

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

CHINA ARMCO METALS, INC. AND SUBSIDIARIES
NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007—CONTINUED

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

As of December 31, 2008, the Company had no Statutory Surplus Reserve and the Statutory Common Welfare Fund established and segregated in retained earnings.

NOTE 15 – SUBSEQUENT EVENT

Exercise of warrants and issuance of common stock for cash

On January 30, 2009, the Company issued 5,000 shares of its common stock for cash at $5.00 per share and received cash payment of $25,000 in connection with the exercise of the warrant for 5,000 shares with an exercise price of $5.00 per share by one investor and warrants holder on February 2, 2009.

China Armco Metals, Inc. and Subsidiaries
Valuation and Qualifying Accounts
For the Year Ended December 31, 2008 and 2007

	Balance at	Add	Deduct	Add	Balance At
	beginning of	Charge to	bad debt	translation	End of
	period	Income	written off	adjustment	period
For the Year Ended December 31, 2007:
Allowance for doubtful accounts	$-	$-	$-	$-	$-
For the Year Ended December 31, 2008:
Allowance for doubtful accounts	$-	$79,212	$-	$-	$79,212