Form 10-Q
period 2009-03-31
China Armco Metals, Inc.
filed 2009-05-20
CIK 1410711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ]No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 10,097,449 shares of common stock are issued and outstanding as of May 15, 2009.

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

–	“Henan Armco” refers to Henan Armco & Metawise Trading Co., Ltd., a limited liability company established under the laws of the People’s Republic of China.

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements.

China Armco Metals, Inc. and Subsidiaries
March 31, 2009 and 2008
Index to Consolidated Financial Statements

Contents	Page(s)

Consolidated Balance Sheets at March 31, 2009 (Unaudited) and December 31, 2008	3
Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended March 31, 2009 and 2008 (Unaudited)	4
Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2009 and 2008 (Unaudited)	5
Notes to the Consolidated Financial Statements (Unaudited)	6 to 17

CHINA ARMCO METALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
ASSETS	(unaudited)
CURRENT ASSETS:
Cash	$1,314,624	$3,253,533
Pledged deposits	2,943,372	-
Accounts receivable, net	14,790,318	16,722,307
Inventories	1,820,018	197,402
Advance on purchases	3,318,919	3,680,872
Prepayments and other current assets	520,814	379,452

Total Current Assets	24,708,065	24,233,566

PROPERTY, PLANT AND EQUIPMENT, net	3,417,019	2,377,816

LAND USE RIGHTS, net	2,161,800	2,208,902

Total Assets	$30,286,884	$28,820,284

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Loans payable	-	2,914,345
Accounts payable	11,953,646	6,694,534
Advances from stockholder	45,673	236,595
Customer deposits	2,083,705	2,613,653
Taxes payable	775,247	1,039,312
Accrued expenses and other current liabilities	13,476	32,899

Total Current Liabilities	14,871,747	13,531,338

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 1,000,000 shares authorized;
none issued or outstanding	-	-
Common stock, $0.001 par value, 74,000,000 shares authorized,
10,092,449 and 5,300,000 shares issued and outstanding, respectively	10,097	10,092
Additional paid-in capital	6,967,583	6,942,588
Retained earnings	8,094,700	7,967,064
Accumulated other comprehensive income:
Foreign currency translation gain	342,757	369,202

Total Stockholders' Equity	15,415,137	15,288,946

Total Liabilities and Stockholders' Equity	$30,286,884	$28,820,284

See accompanying notes to unaudited consolidated financial statements

CHINA ARMCO METALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months Ended	For the three months Ended
	March 31, 2009	March 31, 2008

NET REVENUES	$5,357,858	$9,775,337

COST OF GOODS SOLD	4,847,235	8,545,719

GROSS PROFIT	510,623	1,229,618

OPERATING EXPENSES:
Selling expenses	27,293	10,614
General and administrative expenses	306,641	216,908

Total operating expenses	333,934	227,522

INCOME FROM CONTINUING OPERATIONS	176,689	1,002,096

OTHER (INCOME) EXPENSE:
Interest expense	18,036	-
Loss on forward foreign currency contracts	-	12,930
Other (income) expense	30,227	(7,100)

Total other (income) expense	48,263	5,830

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	128,426	996,266

INCOME TAXES	790	258,653

NET INCOME APPLICABLE TO SHAREHOLDERS	$127,636	$737,613

OTHER COMPREHENSIVE INCOME:
Foreign currency translation gain	(26,445)	180,190

COMPREHENSIVE INCOME	$101,191	$917,803

NET INCOME PER COMMON SHARE - BASIC AND DILUTED:

Total net income per common share	$0.01	$0.14

Weighted Common Shares Outstanding - basic and diluted	10,095,616	5,300,000

See accompanying notes to unaudited consolidated financial statements

CHINA ARMCO METALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months Ended	For the three months Ended
	March 31, 2009	March 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$127,636	$737,613
Adjustments to reconcile net income to net cash
provided by (used in) operating activities
Depreciation expenses	18,033	-
Amortization expenses	39,648	21,214
Loss from disposal of property and equipment	-	243
Changes in operating assets and liabilities:
Accounts receivable	1,907,901	(6,038,250)
Inventories	(1,623,282)	(452,686)
Advance on purchases	352,071	(1,060,482)
Prepayments and other current assets	82,565	(44,584)
Forward foreign exchange contracts	-	12,930
Accounts payable	5,274,564	5,698,390
Customer deposits	(521,128)	786,574
Taxes payable	(263,217)	258,689
Accrued expenses and other current liabilities	(244,474)	317,283

NET CASH PROVIDED BY OPERATING ACTIVITIES	5,150,317	236,934

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment made towards pledged deposits	(2,943,372)	(167,959)
Purchases of property and equipment	(1,065,260)	(4,252)

NET CASH USED IN INVESTING ACTIVITIES	(4,008,632)	(172,211)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of loans payable	(2,914,345)	-
Payments to related parties	(196,973)	(893,620)
Proceeds from exercise of warrants	25,000	-

NET CASH USED IN FINANCING ACTIVITIES	(3,086,318)	(893,620)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	5,693	741,738

NET CHANGE IN CASH	(1,938,940)	(87,159)

Cash at beginning of year	3,253,563	232,286

Cash at end of year	1,314,623	145,127

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	18,036	3,449
Taxes paid	790	-

See accompanying notes to unaudited consolidated financial statements

China Armco Metals, Inc. and Subsidiaries
March 31, 2009 and 2008
Notes to the Consolidated Financial Statements
(Unaudited)

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

On January 9, 2007, Armco formed Armet (LianYunGang) Renewable Resources Co, Ltd. (“Armet”), a wholly-owned foreign enterprise (“WOFE”) subsidiary in the City of Lianyungang, Jiangsu Province, PRC.  Armet engages in the recycling of scrap steel.

Henan Armco and Metawise Trading Co., Ltd. (“Henan”) was incorporated on June 6, 2002 in the City of Zhengzhou, Henan Province, PRC.  Henan engages in the import, export and distribution of ferrous and non-ferrous ores and metals.

Merger of Henan Armco and Metawise Trading Co., Ltd. (“Henan”) with Armet, Companies under Common Control

On December 28, 2007, Armco by and through its wholly owned subsidiary, Armet, entered into a Share Transfer Agreement with Henan, a company under common control with Armco.  The acquisition of Henan has been recorded on the purchase method of accounting at historical amounts as Armet and Henan were under common control since June 2002.  The consolidated financial statements have been presented as if the acquisition of Henan had occurred on January 1, 2007.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year. These interim consolidated financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2008 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2009.

The consolidated financial statements include all the accounts of Armco, Armet and Henan as of March 31, 2009 and 2008 and for the three months then ended.  Armco Metals is included as of March 31, 2009 and for the three months ended March 31, 2009.  All inter-company balances and transactions have been eliminated.

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

Inventories

The Company values inventories, consisting of purchased products, at the lower of cost or market.  Cost is determined on the First-in and First-out method.  The Company regularly reviews its inventories on hand and, when necessary, records a provision for excess or obsolete inventories based primarily on current selling price and sales prices of confirmed backlog orders.  The Company determined that there was no inventory obsolescence as of March 31, 2009 or 2008.

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

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.  The Company determined that there were no impairments of long-lived assets as of March 31, 2009 or 2008.

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

Fair value of financial instruments

The Company follows Statement of Financial Accounting Standards No. 107 “Disclosures about Fair Value of Financial Instruments” (“SFAS No. 107”) for its financial instruments.  The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The carrying amounts of financial assets and liabilities, such as cash, accounts receivable, advance on purchases, prepayments and other current assets, accounts payable, customer deposits, corporate income tax payable, value added tax and other taxes payable, accrued expenses and other current liabilities, approximate their fair values because of the short maturity of these instruments. The Company’s loans payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2008, which were fully repaid during the interim period ended March 31, 2009.

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

Net sales of products represent the invoiced value of goods, net of value added taxes (“VAT”).  The Company is subject to VAT which is levied on the majority of the Company’s products at the rate of 13% on the invoiced value of sales for the interim period ended March 31, 2008 and 17% on the invoiced value of sales as of January 1, 2009.  Sales or Output VAT is borne by customers in addition to the invoiced value of sales and Purchase or Input VAT is borne by the Company in addition to the invoiced value of purchases to the extent not refunded for export sales.

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

Unless otherwise noted, the rate presented below per U.S. $1.00 was the interbank rate as quoted by OANDA Corporation (www.oanda.com) for the period from January 1, 2009 through March 31, 2009 and the noon buying rate for RMB in New York City as reported by the Federal Reserve Bank of New York on the date of its balance sheets contained in this consolidated financial statements.  The management believes that the difference between RMB vs. US$ exchange rate quoted by the PBOC and RMB vs. US$ exchange rate reported by OANDA Corporation or the Federal Reserve Bank of New York were immaterial.  Translations do not imply that the RMB amounts actually represent, or have been or could be converted into, equivalent amounts in U.S. dollars.  Translation of amounts from RMB into United States dollars (“US$”) has been made at the following exchange rates for the respective periods:

March 31, 2009
Balance sheet	RMB 6.8456 to $1.00
Statement of income and comprehensive income	RMB 6.8466 to $1.00

December 31, 2008
Balance sheet	RMB 6.8225 to $1.00

March 31, 2008
Balance sheet	RMB 7.232 to $1.00
Statement of income and comprehensive income	RMB 7.582 to $1.00

December 31, 2007
Balance sheet	RMB 7.2946 to $1.00

Net gains and losses resulting from foreign exchange transactions, if any, are included in the Consolidated Statements of Income and Comprehensive Income.  The foreign currency translation gain (loss) was $(26,445) and $180,190 and the effect of exchange rate changes on cash flows were $5,693and $741,738 for the interim period ended March 31, 2009 and 2008, respectively.

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

Net income per common share

Net income per common share is computed pursuant to Statement of Financial Accounting Standards No. 128 “Earnings Per Share” (“SFAS No. 128”).   Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during each period.  Diluted net income per common share is computed by dividing net income by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period to reflect the potential dilution that could occur from common shares issuable through stock options, which excludes 2,000,000 shares of common stock issuable under the stock options and 2,723,913 shares of common stock issuable under the warrants in connection with the Company’s August 1, 2008 equity financing for the three months ended March 31, 2009 as their effect would be anti-dilutive.  There were no potentially dilutive shares outstanding for the three months ended March 31, 2008.

Cash flows reporting

The Company adopted Statement of Financial Accounting Standards No. 95 “Statement of Cash Flows” (“SFAS No. 95”) for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by SFAS No. 95 to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.  The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to SFAS No. 95.

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

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”).  The purpose of this standard is to provide a consistent framework for determining what accounting principles should be used when preparing U.S. GAAP financial statements.  SFAS 162 categorizes accounting pronouncements in a descending order of authority.  In the instance of potentially conflicting accounting principles, the standard in the highest category must be used.  This statement will be effective 60 days after the SEC approves the Public Company Accounting and Oversight Board’s related amendments.  The Company believes that SFAS 162 will have no impact on their existing accounting methods.

On December 30, 2008, FASB issued FASB Staff Position (“FSP”) No. FAS 132(R)-1, “ Employers’ Disclosures About Postretirement Benefit Plan Assets ”, which amends Statement of Financial Accounting Standards No. 132(R), “ Employers’ Disclosures About Pensions and Other Postretirement Benefits” (“SFAS No. 132(R)”) to require more detailed disclosures about plan assets, including investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets consistent with fair value hierarchy model described in SFAS No. 157, “ Fair Value Measurements ”. The Company does not anticipate that the adoption of this statement will have any effect on its financial condition and results of operations since it does not have any postretirement plans.

In April 2009, FASB issued FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements”. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company does not anticipate that the adoption of this statement will have any effect on its financial condition and results of operations.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (“APB”) 28-1 “Interim Disclosures about Fair Value of Financial Instruments”.  The FSP amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information.  This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009.  The Company does not anticipate that the adoption of this statement will have any effect on its financial condition and results of operations.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”.  The FSP states that in developing assumptions about renewal or extension options used to determine the useful life of an intangible asset, an entity needs to consider its own historical experience adjusted for entity-specific factors. In the absence of that experience, an entity shall consider the assumptions that market participants would use about renewal or extension options.  This FSP is to be applied to intangible assets acquired after January 1, 2009.  The adoption of this FSP did not have an impact on the financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 – PLEDGED DEPOSITS

Pledged deposits at March 31, 2009 and December 31, 2008 consisted of the following:

	March 31, 2009	December 31, 2008
Letter of credit	$2,943,372	$-	(1)

	$2,943,372	$-

(1)
On January 13, 2009 China CITIC Bank Zhengzhou Branch issued a letter of credit (“Letter of Credit”) in the amount of $2,952,600 expiring April 15, 2009 on behalf of the Company to a vendor of Henan in connection with purchase of Manganese ore. Henan made the pledged deposit with China CITIC Bank as collateral to the Letter of Credit, which has been released to pay vendor upon receipt of goods in April 2009.

NOTE 4 – INVENTORIES

Inventories at March 31, 2009 and December 31, 2008 consisted of the following:

	March 31, 2009	December 31, 2008
Goods purchased	$1,820,018	$197,402

	$1,820,018	$197,402

NOTE 5 – RELATED PARTY TRANSACTIONS

Advances from stockholder

Advances from stockholder at March 31, 2009 and December 31, 2008 consisted of the following:

	March 31, 2009	December 31, 2008
Advances from chairman, chief executive officer and stockholder	$45,673	$236,595

	$45,673	$236,595

The advances bear no interest and have no formal repayment terms.

NOTE 6 – STOCKHOLDERS’ EQUITY

2008 Offering

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

The Company paid (i) FINRA member broker-dealers cash commissions of $162,660 and issued those firms five (5) year warrants to purchase a total of 99,650 shares of its common stock at $5.00 per share as compensation for services to the Company, (ii) due diligence fees to certain investors or their advisors in connection with the Offering aggregating $579,316 in cash and issued those firms five (5) year warrants to purchase a total of 142,614 shares of its common stock at $5.00 per share as compensation for services to the Company, and (iii) professional fess in the amount of $97,689 paid in cash in connection with the Offering.  The recipients of these fees included China Direct Investments, Inc., a subsidiary of China Direct, Inc. and a principal stockholder of the company.

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

The fair value of the stock options issued in June 2008 under Share Purchase Agreement using the Black-Scholes Option Pricing Model was $0 at the date of grant.  For the three months  ended March 31, 2009, the Company did not record any stock-based compensation for shares vested.  For the three months ended March 31, 2008, the Company did not issue any stock options.

The table below summarizes the Company’s stock option activity for the interim period ended March 31, 2009:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Grant	Aggregate Intrinsic Value
Balance, December 31, 2007	-	$-	$-	-	$-
Granted	2,000,000	5.00	5.00	*	*
Canceled	-	-	-		-
Exercised	-	-	-		-
Expired	-	-	-		-
Balance, December 31, 2008	2,000,000	$5.00	$5.00	*	$-

Granted	-	-	-		-
Canceled	-	-	-		-
Exercised	-	-	-		-
Expired	-	-	-		-
Balance, March 31, 2009	2,000,000	$5.00	$5.00	*	$-

Vested and exercisable, March 31, 2009	2,000,000	$5.00	$5.00	*	$-
Unvested, March 31, 2009	-	$5.00	$5.00	*	$-
* - Less than $1.00

The following table summarizes information concerning outstanding and exercisable stock options as of March 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$5.00	2,000,000	1.50	$5.00	2,000,000	1.50	$5.00

$5.00	2,000,000	1.50	$5.00	2,000,000	1.50	$5.00

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

On January 30, 2009, the Company issued 5,000 shares of its common stock in connection with the exercise of the warrant for 5,000 shares with an exercise price of $5.00 per share.

The table below summarizes the Company’s warrant activity for the three months ended March 31, 2009:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value
Balance, December 31, 2007	-	$-	$-	$-	$-
Granted	2,728,913	5.00	5.00	5,092,970	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Balance, December 31, 2008	2,728,913	$5.00	$5.00	$5,092,970	$-

Granted	-	-	-	-	-
Canceled	-	-	-	-	-
Exercised	(5,000)	5.00	5.00	(9,331)	-
Expired	-	-	-	-	-
Balance, March 31, 2009	2,723,913	$5.00	$5.00	$5,083,639	$-

Earned and exercisable, March 31, 2009	2,723,913	$5.00	$5.00	$5,083,639	$-
Unvested, March 31, 2009	-	$5.00	$5.00	$-	$-

The following table summarizes information concerning outstanding and exercisable warrants as of March 31, 2009:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$5.00	2,723,913	5.00	$5.00	2,723,913	5.00	$5.00

$5.00	2,723,913	5.00	$5.00	2,723,913	5.00	$5.00

NOTE 7 – CONCENTRATIONS AND CREDIT RISK

Customers and Credit Concentrations

Customer concentrations for the interim period ended March 31, 2009 and 2008 and credit concentrations at March 31, 2009 and December 31, 2008 are as follows:

	Net Sales for the Interim Period Ended		Accounts receivable at
	March 31, 2009	March 31, 2008	March 31, 2009	December 31, 2008
Customer #206010 Lian YunGang Jiaxin	-%	-%	49.2%	50.9%
Customer #122004 Zhejiang Properties	-%	-%	19.3%	-%
Customer #122007 QingDao HuaQing	-%	-%	27.0%	23.8%
Customer #122002 Zhejiang WuChan	49.6%	-%	-%	-%
Customer #206036 Hanzhong Yinlong	48.9%	-%	-%	-%
Customer #122015 ZheJiang GuXiong	-%	-%	-%	21.9%
Customer #206030 TianJin ZhiYi	-%	96.9%	-%	-%
	98.5%	96.9%	95.5%	96.6%

A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition.

Vendor Concentrations

Vendor purchase concentrations for the three month period ended March 31, 2009 and 2008 and accounts payable concentration at March 31, 2009 and December 31, 2008 and are as follows:

	Net Purchases for the Interim Period Ended		Accounts Payable at
	March 31, 2009	March 31, 2008	March 31, 2009	December 31, 2008
Vendor #126010 ZhongJi NingBo	-%	-%	32.0%	-%
Vendor #204002 Yingfuguowaikuan	47.5%	-%	24.1%	-%
Vendor #204006 BestonHoldings	-%	-%	17.3%	32.2%
Vendor #204028 De Vi	43.9%	-%	22.3%	-%
Vendor #204019 Sipex	-%	85.0%	-%	-%
	91.4%	85.0%	95.7%	32.2%

Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents.  As of March 31, 2009, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, none of which are insured.  However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

Foreign currency risk

The Company is exposed to fluctuations in foreign currencies for transactions denominated in currencies other than RMB, the functional currency due to the fact the majority of the Company’s purchasing activities are transacted in foreign currencies.  The Company had no foreign currency hedges in place at March 31, 2009 to reduce such exposure.  The Company’s previous forward foreign currency exchange contracts expired on August 2, 2008 and the Company’s realized losses on these foreign currency hedges for the three months ended March 31, 2008 was $25,009.

NOTE 8 - FOREIGN OPERATIONS

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

As of March 31, 2009, the Company had no Statutory Surplus Reserve and the Statutory Common Welfare Fund established and segregated in retained earnings.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the information contained in our unaudited consolidated financial statements and the notes thereto appearing elsewhere herein and in conjunction with the Management’s Discussion and Analysis set forth in our Annual Report on Form 10-K for the year ended December 31, 2008.

We are on a calendar year; as such the three months period ending March 31, is our first quarter. The year ended December 31, 2008 is referred to as “2008” and the coming year ending December 31, 2009 is referred to as “2009”.

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

China is the largest developing country in the world, and the demand for steel has been growing steadily over the past decade as the country continues to experience an industrial revolution. Management estimates domestic steel production should continue to witness significant growth as China continues to grow. The steel industry is an important basic industry of the national economy of China, and plays a vital role in the recent industrialization efforts of the country. As witnessed over the last decade, the production of steel has increased dramatically throughout the world, and particular in China. According to the www.worldsteel.org, in 2008 worldwide crude steel production amounted to 1,330 million metric ton ("mmt"). This is a decrease of 1.2% compared to 2007. 2008 is the second consecutive year that world steel production has been over 1,300 mmt.  China’s crude steel production in 2008 reached 502 mmt, an increase of 2.6% from 2007. Production volume in China has more than doubled within five years, from 222 mmt in 2002. China’s share of world steel production continued to grow in 2008 producing 38% of world total crude steel.

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

Our Performance

For the three months ended March 31, 2009, we experienced a decrease in net revenues, income and an increase in assets. The decrease in net revenues and net income was mainly attributable to the worldwide economic slowdown and decrease in demand due to the slowdown in worldwide construction and outputs. The performance was offset by increased costs incurred in connection with the planning and construction of our scrap metal recycling facility which we expect to complete in the fourth quarter of 2009.

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

RESULTS OF OPERATIONS

Net Revenues

Net revenues for the first quarter of 2009 and 2008 were $5.4 million and $9.8 million, respectively. This represents a decrease in our net revenues of 45% compared to the first quarter of 2008.  This decrease was mainly contributable to the global economic slowdown which adversely affected our net revenues.

In November 2008, the Chinese government announced a $586 billion domestic economic stimulus program aimed at bolstering domestic economic activity.  The two-year program includes tax rebates, spending in housing, infrastructure, agriculture, health care and social welfare, and a tax deduction for capital spending by companies. We expect to see a benefit to the Chinese economy from this stimulus program. However in the short-term, it remains to be seen whether domestic consumption can compensate for slower export growth, and the impact this will have on our revenues through the balance of this year.

Cost of Revenues

Cost of revenues for the first quarter of 2009 and 2008 were $4.8 million and $8.5 million, respectively. This decrease of 43% is directly related to the 45% decrease in our net revenues. Our cost of revenues as a percentage of revenues during the first quarter of 2009 and 2008 were 90% and 87%, respectively. These changes as a percentage of revenues are indicative of our product mix in the first quarter of 2009 as compared to the comparable period in 2008.

Total Operating Expenses

Operating expenses for the first quarter of 2009 and 2008 were $333,934 and $227,522, respectively. This represents an increase of 33% compared to the first quarter of 2008.  Our operating expenses are comprised of selling expenses as well as general and administrative expenses. These increases are a result of increased levels of sales operations and additional costs related to our Armet Lianyungang subsidiary and our U.S. offices. Armet Lianyungang, our wholly owned subsidiary, is constructing a scrap metal recycling facility in the Banqiao Industrial Zone of Lianyungang Economic Development Zone in Jiangsu province.  Toward this end, we have expanded operational staff to support the recycling operations.

The table below summarizes the consolidated operating results for the three months ended March 31, 2009 and 2008.

(in 000’s)	For the three months ended March 31,
	2009		2008

Revenues	$5,358	-	$9,775	-
Cost of revenues	4,847	90%	8,545	87%
Gross profit	511	10%	1,230	13%

Total operating expenses	302	6%	228	2%
Operating (loss) income	$209	4%	$1,002	10%

Other Income (expense)

Total other expense for the first quarter of 2009 and 2008 was $48,263 and $5,830, respectively. During the three months ended March 31, 2009, we had interest expense of $18,036 and other expenses of $17,178 and $13,049 in our Armet and Henan Armco subsidiaries, respectively.

Income tax benefit (expense)

Income tax expense decreased to $790 in the first quarter of 2009 as compared to $258,653 in the first quarter of 2008 primarily as a result of the decrease in taxable income generated on a consolidated basis during the period.  Armco is exempt from Hong Kong income taxes since none of its income was from Hong Kong sources and no provision for income taxes has been made. Armco’s statutory tax rate is 17.5% and is subject to Hong Kong SAR income taxes as of January 1, 2008.

Net income (loss)

For the first quarter of 2009 and 2008 our net income totaled $127,636 and $737,613, respectively. The decrease in our net income is attributable to the reduced revenues as a result of the global economic slowdown mentioned herein.

LIQUIDITY AND CAPITAL RESOURCES OF ARMCO AND ITS SUBSIDIARIES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At March 31, 2009 and December 31, 2008 we had cash and cash equivalents of $1,314,624 and $3,253,533, respectively.  At March 31, 2009 our working capital was $9.8 million as compared to $10.7 million at December 31, 2008. We have historically met our liquidity requirements utilizing internally generated cash derived from our operations.

We intend to invest substantially all of the $6.5 million of the net proceeds from our 2008 Offering to fund the construction of our planned scrap metal recycling facility beginning in the first quarter of 2009. We intend to use the balance of the net offering proceeds for working capital to expand our metal ore distribution business. Upon completion of the construction of the scrap metal recycling facility, we estimate to sell recycled scrap metal utilizing our existing network of customers. In addition to the net proceeds of our 2008 Offering we will need to secure additional investment capital and/or bank and vendor financing to provide sufficient funds to complete this project. There is no assurance, however, that we will be successful in obtaining the additional financing that we require or that such financing may not be on terms deemed to be desirable to our management. In the event we are successful, there is no assurance that such investment will result in enhanced operating performance. Unless we can obtain additional financing, we will be unable to complete construction of our planned scrap steel recycling project. Any inability on our part to secure additional financing during 2008, as needed, will have a material adverse effect on our growth plans.

The following table provides certain selected balance sheet comparisons as of March 31, 2009 and December 31, 2008.

	March 31	December 31,	Increase /
	2008	2008	(decrease)%

Cash	$1,314,624	$3,253,533	$(1,938,909)	-60%
Pledged deposits	2,943,372	-	2,943,372	100%
Accounts receivable, net	14,790,318	16,722,307	(1,931,989)	-12%
Inventories, net	1,820,018	197,402	1,622,616	822%
Advance on purchases	3,318,919	3,680,872	(361,953)	-10%
Prepayments and other current assets	520,814	379,452	141,362	37%
Total current assets	24,708,065	24,233,566	474,499	2%
Property and equipment, net	3,417,019	2,377,816	1,039,203	44%
Land use rights, net	2,161,800	2,208,902	(47,102)	-2%
Total assets	30,286,884	28,820,284	1,466,600	5%

Loans Payable	-	2,914,345	(2,914,345)	-100%
Accounts payable	11,953,646	6,694,534	5,259,112	79%
Customer deposits	2,083,705	2,613,653	(529,948)	-20%
Taxes payable	775,247	1,039,312	(264,065)	-25%
Total current liabilities	14,871,747	13,531,338	1,340,409	10%
Total liabilities	$14,871,747	$13,531,338	$1,340,409	10%

At March 31, 2009, our cash totaled $1,314,624 as compared to $3,253,533 at December 31, 2008.

A majority of our cash reserves, $1,273,798 or approximately 96% at March 31, 2009, is held in the form of RMB held in bank accounts at financial institutions located in the PRC. Cash held in banks in the PRC is not insured. The value of cash on deposit in China at March 31, 2009 has been translated based on the exchange rate as of March 31, 2009.  In 1996, the Chinese government introduced regulations which relaxed restrictions on the conversion of the RMB; however restrictions still remain, including but not limited to restrictions on foreign invested entities.  Foreign invested entities may only buy, sell or remit foreign currencies after providing valid commercial documents at only those banks authorized to conduct foreign exchanges.  Furthermore, the conversion of RMB for capital account items, including direct investments and loans, is subject to PRC government approval.  Chinese entities are required to establish and maintain separate foreign exchange accounts for capital account items.  We cannot be certain Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB, especially with respect to foreign exchange transactions.  Accordingly, cash on deposit in banks in the PRC is not readily deployable by us for purposes outside of China.

Our current assets at March 31, 2009 increased $474,499, or approximately 2%, from December 31, 2008; this reflects increases in current asset items including cash, inventories, prepayments and other current assets. These increases were partially offset by a decrease in accounts receivable and advance on purchases. Our total and current liabilities increased by approximately $1.3 million, or 10%, at March 31, 2009 from December 31, 2008; this reflects an increase in accounts payable which was partially offset by a decrease in loans payable, customer deposits, and taxes payable.

Our accounts receivable decreased to $14.8 million compared to $16.7 million as of our prior year end. This represents a decrease of approximately 12% which was mainly due to efficient collection efforts.

Inventories increased $1.6 million, or approximately 2% at March 31, 2009 from the prior year end.  This occurred due to timing differences between our receipt of product and shipment to our customers.

Our prepayment and other current assets increased $141,362 as of March 31, 2009 over our prior year end.

Advances on purchases decreased $361,953, or approximately 10%, and consisted of prepayments to vendors for merchandise, security and deposits.

Our accounts payable increased $5.3 million or approximately 79% over the prior year end. This increase was partially offset by the decrease in customer deposits and taxes payable of approximately 20% and 25%, respectively. Additionally, we had no loans payable as of March 31, 2009 as compared to the balance of $2,914,345 as of December 31, 2008.

2008 Offering

Between July and August 2009 we sold $7,419,729 (net proceeds of $6,585,468) worth of securities to 92 accredited investors through the sale of 24.73 units.  Each unit sold in the 2008 Offering consists of 100,000 shares of Common Stock, $.001 par value per share at a per share purchase price of $3.00, and five year warrants to purchase 100,000 shares of Common Stock with an exercise price of $5.00 per share (the “Warrants“). The accredited investors entered into a subscription agreement with the Company; the material terms of which are set forth in the exhibits filed with our Form 8-K filed on August 1, 2008.

Statement of Cash Flows

For the first quarter of 2009, our cash totaled $1,314,624 and consisted of $5,150,317 provided by operating activities, $4,008,632 used in investing activities, and $3,086,318 used in financing activities.

For the first quarter of 2008, our cash totaled $145,127 and consisted of $236,934 provided by operating activities, $172,211 used in investing activities, and $893,620 used in financing activities.

Cash (Used in) Provided by Operating Activities

For the first quarter of 2009 cash provided by operations of $5.2 million comprised of our net income of $127,636, adjustments to net income for depreciation and amortization of $57,681, a decrease in accounts receivable of $1,907,901, and an increase in accounts payable of $5.3 million. These were partially offset by inventory purchases of $1.6 million, a decrease in customer deposits of $521,128, and an increase in accrued expenses and current liabilities of $244,474.

For the first quarter of 2009 cash provided by operations of $236,934 was comprised of our net income of $737,613, adjustments to net income for depreciation and amortization of $21,214, an increase in accounts payable of $5.7 million, an increase in customer deposits of $786,574, and an increase in accrued expenses and current liabilities of $317,283. These were partially offset by an increase in accounts receivable of $6.0 million, and a decrease in advance on purchases of $1.1 million.

Cash used in Investing Activities

For the first quarter of 2009 cash used in investing activities of $4.0 million, and was due to purchases of property and equipments and construction projects during the period of $1,065,260, and payments made towards pledged deposits of $2,943,372.

For the first quarter of 2008 cash used in investing activities of $172,211 was due to payments toward pledged deposits of $167,959 and purchases of property and equipments of $4,252.

Cash provided by Financing Activities

For the first quarter of 2009 cash used in financing activities of $3.1 million, which was mainly due to repayments of loan payable of $2.9 million and payments to related parties of $196,973, these were partially offset by proceeds from the exercise of warrants of $25,000.

For the first quarter of 2008 cash used in financing activities of $893,620 was due to payments to related parties.

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

●	Of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

●	Of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and

●	Of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

Furthermore, in the following fiscal year, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”).  The purpose of this standard is to provide a consistent framework for determining what accounting principles should be used when preparing U.S. GAAP financial statements.  SFAS 162 categorizes accounting pronouncements in a descending order of authority.  In the instance of potentially conflicting accounting principles, the standard in the highest category must be used.  This statement will be effective 60 days after the SEC approves the Public Company Accounting and Oversight Board’s related amendments.  The Company believes that SFAS 162 will have no impact on their existing accounting methods.

On December 30, 2008, FASB issued FASB Staff Position (“FSP”) No. FAS 132(R)-1, “ Employers’ Disclosures About Postretirement Benefit Plan Assets ”, which amends Statement of Financial Accounting Standards No. 132(R), “ Employers’ Disclosures About Pensions and Other Postretirement Benefits” (“SFAS No. 132(R)”) to require more detailed disclosures about plan assets, including investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets consistent with fair value hierarchy model described in SFAS No. 157, “ Fair Value Measurements ”. The Company does not anticipate that the adoption of this statement will have any effect on its financial condition and results of operations since it does not have any postretirement plans.

In April 2009, FASB issued FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements”. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company does not anticipate that the adoption of this statement will have any effect on its financial condition and results of operations.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (“APB”) 28-1 “Interim Disclosures about Fair Value of Financial Instruments”.  The FSP amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information.  This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009.  The Company does not anticipate that the adoption of this statement will have any effect on its financial condition and results of operations.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”.  The FSP states that in developing assumptions about renewal or extension options used to determine the useful life of an intangible asset, an entity needs to consider its own historical experience adjusted for entity-specific factors. In the absence of that experience, an entity shall consider the assumptions that market participants would use about renewal or extension options.  This FSP is to be applied to intangible assets acquired after January 1, 2009.  The adoption of this FSP did not have an impact on the financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. A list of factors that could cause our actual results of operations and financial condition to differ materially is set forth below, and these factors are discussed in greater detail under Item 6 “Management’s Discussion and Analysis or Plan of Operation - Risk Factors” of our Annual Report on Form 10-KSB for the year ended December 31, 2008 and Item 1.01 “Risk Factors” of our Current Report on Form 8-K filed on July 1, 2008:

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

Risk factors describing the major risks to our business can be found under Item 6 “Management’s Discussion and Analysis or Plan of Operation - Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008. There has been no material change in our risk factors from those previously discussed in the Annual Report on Form 10-K.

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

China Armco Metals, Inc.

Date: May 20, 2009	By:	/s/ Kexuan Yao
Kexuan Yao
CEO and Chairman
(Principal Executive Officer)

Date: May 20, 2009	By:	/s/ Fengtao Wen
Fengtao Wen
Chief Financial Officer
(principal accounting officer)