Form 10-Q
period 2009-06-30
China Armco Metals, Inc.
filed 2009-08-14
CIK 1410711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________

Commission file number: 000-53468

CHINA ARMCO METALS, INC
(Exact name of registrant as specified in its charter)

Nevada	26-0491904
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Waters Park Drive, Suite 98, San Mateo, CA	94403
(Address of principal executive offices)	(Zip Code)

(650) 212-7620
(Registrant's telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☐      No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 10,104,449 shares of common stock are issued and outstanding as of August 14, 2009.

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

–	“Henan Armco” refers to Henan Armco & Metawise Trading Co., Ltd., a limited liability company established under the laws of the People’s Republic of China.

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements.

China Armco Metals, Inc. and Subsidiaries
June 30, 2009 and 2008
Index to Consolidated Financial Statements

Contents	Page(s)

Consolidated Balance Sheets at June 30, 2009 (Unaudited) and December 31, 2008	4
Consolidated Statements of Operations and Comprehensive Income for the Three and Six Months Ended June 30, 2009 and 2008 (Unaudited)	5
Consolidated Statements of Cash Flows for the Three and Six Months Ended June 30, 2009 and 2008 (Unaudited)	6
Notes to the Consolidated Financial Statements (Unaudited)	7 to 19

CHINA ARMCO METALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$801,120	$3,253,533
Pledged deposits	1,723,980	-
Accounts receivable, net	15,568,549	16,722,307
Advances from related party	160,507	-
Inventories	1,968,646	197,402
Advances on purchases	2,563,809	3,680,872
Deposits on future construction	2,210,493	-
Prepayments and other current assets	684,240	379,452

Total Current Assets	25,681,344	24,233,566

PROPERTY, PLANT AND EQUIPMENT, net	10,510,443	2,377,816

LAND USE RIGHTS, net	2,102,691	2,208,902

Total Assets	$38,294,478	$28,820,284

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Forward foreign currency exchange contracts	$103,083	$-
Loans payable	-	2,914,345
Accounts payable	15,604,831	6,694,534
Advances from stockholder	220,975	236,595
Customer deposits	2,306,681	2,613,653
Taxes payable	483,271	1,039,312
Accrued expenses and other current liabilities	812,193	32,899

Total Current Liabilities	19,531,034	13,531,338

Total Liabilities	19,531,034	13,531,338

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 1,000,000 shares authorized;
none issued or outstanding	-	-
Common stock, $0.001 par value, 74,000,000 shares authorized,
10,104,449 and 10,092,449 shares issued and outstanding, respectively	10,104	10,092
Additional paid-in capital	6,978,076	6,942,588
Retained earnings	11,464,463	7,967,064
Accumulated other comprehensive income	310,801	369,202

Total Stockholders' Equity	18,763,444	15,288,946

Total Liabilities and Stockholders' Equity	$38,294,478	$28,820,284

See accompanying notes to unaudited consolidated financial statements

CHINA ARMCO METALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months		For the Six Months
	Ended		Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

NET REVENUES	$22,537,814	$13,014,476	$27,895,672	$22,789,813

COST OF GOODS SOLD	18,415,683	12,137,404	23,262,918	20,683,123

GROSS PROFIT	4,122,131	877,072	4,632,754	2,106,690

OPERATING EXPENSES:
Selling expenses	385,103	20,899	412,396	31,513
General and administrative expenses	285,960	124,533	592,601	341,441

Total operating expenses	671,063	145,432	1,004,997	372,954

INCOME FROM OPERATIONS	3,451,068	731,640	3,627,757	1,733,736

OTHER (INCOME) EXPENSE:
Interest income	(45,018)	-	(45,018)	-
Interest expense	119,120	97,336	137,156	97,336
Import and export agency income	(47,244)	-	(47,244)	-
Gain from contracts termination	-	(1,233,751)	-	(1,233,751)
Loss on forward foreign currency contracts	(12,079)	6,809	(12,079)	19,739
Other (income) expense	66,945	(115,612)	97,172	(122,712)

Total other (income) expense	81,724	(1,245,218)	129,987	(1,239,388)

INCOME FROM OPERATIONS BEFORE INCOME TAXES	3,369,344	1,976,858	3,497,770	2,973,124

INCOME TAXES (BENEFIT)	(716)	127,312	74	385,965

NET INCOME	3,370,060	1,849,546	3,497,696	2,587,159

OTHER COMPREHENSIVE INCOME:
Foreign currency translation gain (loss)	(31,956)	133,683	(58,401)	313,873

COMPREHENSIVE INCOME	$3,338,104	$1,983,229	$3,439,295	$2,901,032

NET INCOME PER COMMON SHARE - BASIC AND DILUTED:	$0.33	$0.24	$0.35	$0.34

Weighted Common Shares Outstanding - basic and diluted	10,097,449	7,606,000	10,096,538	7,606,000

See accompanying notes to unaudited consolidated financial statements

CHINA ARMCO METALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months	For the Six Months
	Ended	Ended
	June 30, 2009	June 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,497,696	$2,587,159
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation expenses	20,735	-
Amortization expense	35,732	44,263
Loss from disposal of property and equipment	-	248
Changes in operating assets and liabilities:
Accounts receivable	690,662	772,075
Inventories	3,209,227	(6,402,636)
Advance on purchases	1,107,393	(2,464,797)
Prepayments and other current assets	(318,882)	(463,238)
Other assets	22,028	-
Forward foreign exchange contracts swap	-	19,739
Accounts payable	8,914,385	3,326,338
Customer deposits	(298,422)	1,093,284
Taxes payable	(555,156)	409,805
Accrued expenses and other current liabilities	757,291	521,846

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	17,082,689	(555,914)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received from reverse acquisition	-	11,506
Proceeds from release of pledged deposits	-	164,572
Payment made towards pledged deposits	(1,710,880)	-
Deposits toward future construction	(2,210,493)	-
Purchases of property and equipment	(8,173,902)	(4,338)
Purchase of land use right	76,080	-

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(12,019,195)	171,740

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from forward foreign exchanage contracts	103,071	-
Proceede from loans payable	-	1,487,265
Repayment of loans payable	(2,914,345)	-
Amounts received from (paid to) related parties	(5,140,394)	(919,332)
Proceeds from exercise of warrants	400,000	-
Exercise of warrants	35,500	-

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(7,516,168)	567,933

EFFECT OF EXCHANGE RATE CHANGES ON CASH	261	26,315

NET CHANGE IN CASH	(2,452,413)	210,074

Cash at beginning of period	3,253,533	232,286

Cash at end of period	$801,120	$442,360

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$18,036	$3,449
Taxes paid	$-	$-

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

The consolidated financial statements include all the accounts of Armco, Armet and Henan as of June 30, 2009 and 2008 and for the six months then ended.  Armco Metals is included as of June 30, 2009 and 2008, for the six months ended June 30, 2009 and for the period from June 27, 2008 through June 30, 2008.  All inter-company balances and transactions have been eliminated.

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

Inventories

The Company values inventories, consisting of purchased products, at the lower of cost or market.  Cost is determined on the First-in and First-out method.  The Company regularly reviews its inventories on hand and, when necessary, records a provision for excess or obsolete inventories based primarily on current selling price and sales prices of confirmed backlog orders.  The Company determined that there was no inventory obsolescence as of June 30, 2009 or 2008.

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

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.  The Company determined that there were no impairments of long-lived assets as of June 30, 2009 or 2008.

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

Fair value of financial instruments

The Company follows Statement of Financial Accounting Standards No. 107 “Disclosures about fair value of Financial Instruments” (“SFAS No. 107”) for disclosures about fair value of its financial instruments and has adopted Financial Accounting Standards Board (“FASB”) No. 157 “Fair Value Measurements” (“SFAS No. 157”) to measure the fair value of its financial instruments.  SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, SFAS No. 157 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by SFAS No. 157 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

As defined by SFAS No. 107, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale, which was further clarified as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The carrying amounts of the Company's financial assets and liabilities, such as cash, accounts receivable, prepayments and other current assets, accounts payable, taxes payable, accrued expenses and other current liabilities, approximate their fair values because of the short maturity of these instruments. The Company's loan payable approximates the fair value of such instrument based upon management's best estimate of interest rates that would be available to the Company for similar financial arrangement at June 30, 2009 and 2008.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at June 30, 2009 or 2008, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period then ended.

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

Stock-based compensation and equity instruments issued to other than employees for acquiring goods or services

The Company accounted for its stock based compensation under the recognition and measurement principles of the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (“SFAS No. 123R”) using the modified prospective method for transactions in which the Company obtains employee services in share–based payment transactions and the Financial Accounting Standards Board Emerging Issues Task Force Issue No. 96-18 “Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring, Or In Conjunction With Selling Goods Or Services” (“EITF No. 96-18”) for share-based payment transactions with parties other than employees provided in SFAS No.  123R.  All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.  The fair value of each option grant estimated on the date of grant uses the Black-Scholes option-pricing model with the following weighted-average assumptions:

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

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No.109” (“FIN 48”).  FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty (50) percent likelihood of being realized upon ultimate settlement.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of FIN 48.

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

Unless otherwise noted, the rate presented below per U.S. $1.00 was the interbank rate as quoted by OANDA Corporation (www.oanda.com) for the period from January 1, 2009 through June 30, 2009 and the noon buying rate for RMB in New York City as reported by the Federal Reserve Bank of New York on the date of its balance sheets contained in this consolidated financial statements.  The management believes that the difference between RMB vs. US$ exchange rate quoted by the PBOC and RMB vs. US$ exchange rate reported by OANDA Corporation or the Federal Reserve Bank of New York were immaterial.  Translations do not imply that the RMB amounts actually represent, or have been or could be converted into, equivalent amounts in U.S. dollars.  Translation of amounts from RMB into United States dollars (“US$”) has been made at the following exchange rates for the respective periods:

June 30, 2009
Balance sheet	RMB 6.8448 to US$1.00
Statement of income and comprehensive income	RMB 6.8432 to US$1.00

December 31, 2008
Balance sheet	RMB 6.8225 to US$1.00

March 31, 2008
Balance sheet	RMB 7.232 to US$1.00
Statement of income and comprehensive income	RMB 7.582 to US$1.00

December 31, 2007
Balance sheet	RMB 7.2946 to US$1.00

Net gains and losses resulting from foreign exchange transactions, if any, are included in the Consolidated Statements of Income and Comprehensive Income.  The foreign currency translation gain (loss) was $(58,401) and $313,873 and the effect of exchange rate changes on cash flows were $230 and $26,326 for the interim period ended June 30, 2009 and 2008, respectively.

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

Net income per common share

Net income per common share is computed pursuant to Statement of Financial Accounting Standards No. 128 “Earnings Per Share” (“SFAS No. 128”).   Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during each period.  Diluted net income per common share is computed by dividing net income by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period to reflect the potential dilution that could occur from common shares issuable through stock options and warrants.

The following table shows the weighted-average number of potentially outstanding dilutive shares excluded from the diluted net loss per share calculation for the interim period ended June 30, 2009 and 2008 as they were anti-dilutive:

	Weighted average number of potentially outstanding dilutive shares
	For the Interim Period Ended June 30, 2009	For the Interim Period Ended June 30, 2008
Stock options issued on June 27, 2008 in connection with the acquisition of Armco Hong Kong	2,000,000	2,000,000
Warrants issued on August 1, 2008 in connection with the Company’s August 1, 2008 equity financing	2,723,913	-

Total potentially outstanding dilutive shares	4,723,913	2,000,000

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

        In March 2008, the FASB issued FASB Statement No. 161 "Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133" ("SFAS No. 161"), which changes the disclosure requirements for derivative instruments and hedging activities. Pursuant to SFAS No.161, Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. SFAS No. 161 encourages but does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In years after initial adoption, this Statement requires comparative disclosures only for periods subsequent to initial adoption. The Company does not expect the adoption of SFAS No. 161 to have a material impact on the financial results of the Company.

        In May 2009, FASB issued FASB Statement No. 165 "Subsequent events" ("SFAS No. 165") to be effective for the interim or annual financial periods ending after June15, 2009. SFAS No. 165 The objective of this Statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth: 1. The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. 2. The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. 3. The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The effect of adoption of SFAS No. 165 on the Company's financial position and results of operations is not expected to be material.

     In June 2009, the FASB approved the "FASB Accounting Standards Codification" (the "Codification") as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 – PLEDGED DEPOSITS

Pledged deposits at June 30, 2009 and December 31, 2008 consisted of the following:
Pledged deposits for:

	March 31, 2009	December 31, 2008
Letter of credit (1)	$1,723,980	$-

	$1,723,980	$-

(1)	The Company made the pledged deposits with financial institutions as collateral to the Letter of Credits, which will be released to pay vendors upon receipt of goods.

NOTE 4 – INVENTORIES

Inventories at June 30, 2009 and December 31, 2008 consisted of the following:

	June 30, 2009	December 31, 2008
Goods purchased	$1,968,646	$197,402

	$1,968,646	$197,402

NOTE 5 – RELATED PARTY TRANSACTIONS

Advances from stockholder

Advances from stockholder at June 30, 2009 and December 31, 2008 consisted of the following:

	June 30, 2009	December 31, 2008
Advances from chairman, chief executive officer and stockholder	$220,975	$236,595

	$220,975	$236,595

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

On August 11, 2008 the Company closed the forth round of the offering by raising $40,200 from five (5) investors through the sale of 0.134 units of its securities at an offering price of $300,000 per unit.

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

On May 7, 2009 the Company issued 7,000 shares of its common stock valued at $10,500 to an accredited investor in connection with the cancellation of a contract for investor relations services in a transaction exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

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

The fair value of the stock options issued in June 2008 under Share Purchase Agreement using the Black-Scholes Option Pricing Model was $0 at the date of grant.  For the interim period ended June 30, 2009, the Company did not record any stock-based compensation for shares vested.

The table below summarizes the Company’s stock option activity for the interim period ended June 30, 2009:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Grant	Aggregate Intrinsic Value

Balance, December 31, 2007	-	$-	$-	-	$-
Granted	2,000,000	5.00	5.00	*	*
Canceled	-	-	-		-
Exercised	-	-	-		-
Expired	-	-	-		-
Balance, December 31, 2008	2,000,000	$5.00	$5.00	*	$-

Granted	-	-	-		-
Canceled	-	-	-		-
Exercised	-	-	-		-
Expired	-	-	-		-
Balance, June 30, 2009	2,000,000	$5.00	$5.00	*	$-

Vested and exercisable, June 30, 2009	2,000,000	$5.00	$5.00	*	$-
Unvested, June 30, 2009	-	$5.00	$5.00	*	$-

* - Less than $1.00

The following table summarizes information concerning outstanding and exercisable stock options as of June 30, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$5.00	2,000,000	1.50	$5.00	2,000,000	1.50	$5.00

$5.00	2,000,000	1.50	$5.00	2,000,000	1.50	$5.00

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

The table below summarizes the Company’s warrants activity for the three months ended June 30, 2009:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, December 31, 2007	-	$-	$-	$-	$-
Granted	2,728,913	5.00	5.00	5,092,970	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Balance, December 31, 2008	2,728,913	$5.00	$5.00	$5,092,970	$-

Granted	-	-	-	-	-
Canceled	-	-	-	-	-
Exercised	(5,000)	5.00	5.00	(9,331)	-
Expired	-	-	-	-	-
Balance, June 30, 2009	2,723,913	$5.00	$5.00	$5,083,639	$-

Earned and exercisable, June 30, 2009	2,723,913	$5.00	$5.00	$5,083,639	$-
Unvested, June 30, 2009	-	$5.00	$5.00	$-	$-

The following table summarizes information concerning outstanding and exercisable warrants as of June 30, 2009:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$ 5.00	2,723,913	5.00	$5.00	2,723,913	5.00	$5.00

$ 5.00	2,723,913	5.00	$5.00	2,723,913	5.00	$5.00

NOTE 7 – CONCENTRATIONS AND CREDIT RISK

Customers and Credit Concentrations

Customer concentrations for the interim period ended June 30, 2009 and 2008 and credit concentrations at June 30, 2009 and December 31, 2008 are as follows:

	Net Sales for the Interim Period Ended		Accounts receivable At
	June 30, 2009	June 30, 2008	June 30, 2009	December 31, 2008
Customer #206038 Yuanhai	12.7%	%	-%	-%
Customer #206010 LianYunGang Jiaxin	-%	%	-%	50.9%
Customer #122015 ZheJiang GuXiong	-%	%	-%	21.9%
Customer #206039 Longfengshan	21.2%	%	-%	-%
Customer #122007 QingDao HuaQing	-%	%	88.3%	23.8%
Customer #206030 Tanjin Zhiyi	-%	96.9%	-%	-%

Customer #206036 Hanzhong Yinlong	-%	%	11.0%	-%
Customer #206013 TianJin tianxin	34.8%	%	-%	-%
	68.7%	96.9%	99.3%	96.6%

A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition.

Vendor Concentrations

Vendor purchase concentrations for the interim period ended June 30, 2009 and 2008 and accounts payable concentration at June 30, 2009 and December 31, 2008 and are as follows:

	Net Purchases for the Interim Period Ended		Accounts Payable at
	June 30, 2009	June 30, 2008	June 30, 2009	December 31, 2008
Vendor #126010 ZhongJi NingBo	-%	%	34.5%	59.3%
Vendor #126011 TianJinxinglei	-%	%	20.4%	-%
Vendor #206010 Jiaxin	15.7%	%	-%	-%
Vendor #204006 BestonHoldings	-%	%	18.7%	32.2%
Vendor #204014 Mineracao	32.6%	%	25.4%	-%
Vendor #204019 Sipex	-%	85.0%	-%	-%

Vendor #126024 SMS GROUP	12.2%	%	-%	-%
Vendor #126025 Qingdaoxinxing	24.2%	%	-%	-%
Vendor #126023 Nanfangjiancai	13.7%	%	-%	-%
	98.4%	85.0%	99.0%	91.5%

Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents.  As of June 30, 2009, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, none of which are insured.  However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

Foreign currency risk

The Company is exposed to fluctuations in foreign currencies for transactions denominated in currencies other than RMB, the functional currency due to the fact the majority of the Company’s purchasing activities are transacted in foreign currencies.  The Company had no foreign currency hedges in place at June 30, 2009 to reduce such exposure.  The Company’s previous forward foreign currency exchange contracts expired on August 2, 2008 and the estimated loss in fair value on foreign currency hedges outstanding as of June 30, 2008 was $25,009.

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

As of June 30, 2009, the Company had no Statutory Surplus Reserve and the Statutory Common Welfare Fund established and segregated in retained earnings.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date but before financial statements were available to be issued to determine if they must be reported.  The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

On August 11, 2009, Armet obtained a RMB 90 million three-year line of credit from a financial institution guaranteed by the Company’s chairman and  CEO, none of which have be drawn as of August 14, 2009; the interest is a floating rate not to exceed 5%.

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

OVERVIEW OF OUR PERFORMANCE AND OPERATIONS

Our Business

We import, sell and distribute metal ores and non-ferrous metals to the metal refinery industry in China. We obtain raw materials from global suppliers in Brazil, India, South America, Oman, Turkey, Libya, Nigeria, Indonesia, and the Philippines. We distribute these raw materials to the metal refinery industry within China including but not limited to iron ore, coal, chrome ore, nickel ore, copper ore, scrap metal, and manganese ore.

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

We believe recycling operations will become strong growth drivers worldwide as natural resources continue to be depleted and the amount of unprocessed scrap metal becomes available as a result of increases in consumer demand for products made from steel that eventually are recycled. We intend to invest substantially all of the $6.6 million in net proceeds we raised in our private offering of our common stock and warrants we closed in August 2008 to fund the construction of our planned scrap metal recycling facility beginning in the third quarter of 2008. This planned investment is in addition to the approximately $3 million of investment capital we have expended on this project in 2007 and 2008.  Further on August 1, 2009 we received approval for a $13.2 million loan from the Bank of China for the purpose of financing the construction of this recycling facility.

Our Performance

For the three and six months ended June 30, 2009, our net revenues increased approximately 73% and 22%, respectively, over the comparable periods in 2008. Our gross profit margin increased for the three and six months ended June 30, 2009 to approximately 18% and 17%, respectively compared to 6.7% and 9.2% during the three and six months ended June 30, 2008, respectively. Our performance during this quarter is not sustainable due to the nature of one transaction with a gross profit margin of 43% as discussed later in this section. Our net income increased approximately 82% and 19% for the three and six months ended June 30, 2009, respectively over the comparable periods in 2008. Our total assets increased 32% in comparison to December 31, 2008, which was mainly due to the construction of our scrap metal recycling facility.

Our Outlook

Our performance for the quarter was an improvement in comparison to our first quarter of 2009 and was mainly due to a one time sales transaction during the current quarter. We cannot guarantee that this increase to be sustainable in the future. We have witnessed a decrease in our net revenues prior to this quarter due to the current economic slowdown; therefore, we continue our efforts to improve our performance and operate more efficiently to be in the position to capitalize when a global economic recovery occurs.

In November 2008, the Chinese government announced a $586 billion domestic economic stimulus program aimed at bolstering domestic economic activity.  The two-year program includes tax rebates, spending in housing, infrastructure, agriculture, health care and social welfare, and a tax deduction for capital spending by companies. We expect to see a benefit to the Chinese economy from this stimulus program. The Chinese government has been very supportive and a series of economically beneficial policies have recently been implemented.  Based on these newly implemented policies we are beginning to see some signs of economic recovery. However, in the short-term, it remains to be seen whether domestic consumption can compensate for slower export growth, and the impact this will have on our revenues through the balance of this year.  Various types of minerals have witnessed a significant rebound in pricing, such as iron ore which has risen by approximately 60%, chromium ore which has risen by approximately 50%, and nickel ore has also benefitted by the recent increase in mineral prices. We have also recognized a rapid increase in trading volumes and the trading business has been more active as the year has gone on.  In our other business segment, renewable resources, we have witnessed a relatively large increase in iron ore prices as we have seen iron ore prices at the beginning of 2009 at approximately $280USD per ton, and during the quarter ending June 30, 2009 reach as high as $411USD per ton. Our company anticipates that we will being recycling scrap in September 2009.

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

RESULTS OF OPERATIONS

The table below summarizes the consolidated operating results for the three and six months ended June 30, 2009 and 2008.

	For the Three Months				For the Six Months
	Ended June 30,				Ended June 30,
	2009		2008		2009		2008

Revenues	$22,537,814		$13,014,476		$27,895,672		$22,789,813
Cost of revenues	18,415,683	82%	12,137,404	93%	23,262,918	83%	20,683,123	91%
Gross profit	4,122,131	18%	877,072	7%	4,632,754	17%	2,106,690	9%

Total operating expenses	671,063	3%	145,432	1%	1,004,997	4%	372,954	2%
Operating (loss) income	3,451,068	15%	731,640	6%	3,627,757	13%	1,733,736	8%

Net Revenues

Net revenues for the three and six months ended June 30, 2009, were $22.5 million and $27.1 million, respectively, this represents an increase of $9.5 million and $5.1 million over the three and six months ended June 30, 2008, respectively. Net revenues for the quarter increased due to a one time transaction that was in the amount of approximately $10.6 million.  Excluding this transaction, our net revenues would have decreased for the three and six months periods in comparison to the prior year.

Cost of Revenues

Cost of revenues for the three and six months ended June 30, 2009 were $18.4 million and $23.3 million, respectively, compared to $12.1 million and $20.7 million during the three and six months ended June 30, 2008, respectively. Our cost of revenues as a percentage of revenues during the three and six months ended June 30, 2009 were approximately 82% and 83%, respectively, compared to 93.3% and 90.8% for the comparable periods in 2008. Our gross profit margin increased for the three and six months ended June 30, 2009 by 11% and 8%, respectively over the comparable periods in 2008. The gross profit margin increase during the current quarter may not be sustainable due to the nature of one transaction with a gross profit margin of 43%.

Total Operating Expenses

Operating expenses for the three and six months ended June 30, 2009 were $671,063 and $1,004,997, respectively, compared to $145,432 and $372,954 for the three and six months ended June 30, 2008, respectively. Operating expenses as a percentage of revenues were 3.1% and 3.7% for the three and six months ended June 30, 2009, respectively compared to 1.1% and 1.6% for the three and six months ended June 30, 2008, respectively. The increase in our operating expense was primarily attributable to higher selling expenses and an increase in our general and administration costs due to increased sales. Our selling expenses increased by $364,204 and $380,883 over the prior three and six months, respectively. Our general and administrative cost increased by $161,427 and $251,160 over the prior three and six months, respectively.

Other Income (expense)

Total other expense for the three and six months ended June 30, 2009 were $81,724 and $129,987, respectively. During the three and six months ended June 30, 2008, we had other income of $1,245,218 and $1,239,388, respectively. During the three months ended June 30, 2008, we received a one time gain of $1.2 million related to a contract termination.

Interest expense was $119,120 and $137,156 for the three and six months ended June 30, 2009, respectively, compared to $97,336 for the three and six months ended June 30, 2008. Other expenses amounted to $66,945 and $97,172 for the three and six months ended June 30, 2009, respectively. These expenses were partially offset by interest income of $45,018 and income from import and export agency of $47,244 for the three months ended June 30, 2009. During the three and six months ended June 30, 2008, we recorded other income of $115,612 and $122,712, respectively.

Income tax benefit (expense)

Income tax benefit for the three months ended June 30, 2009 was $716 resulting in a year to date income tax expense of $74, compared to our income tax expense of $127,312 and $385,965 for the three and six months ended June 30, 2008, respectively. Armco is exempt from Hong Kong income taxes since none of its income was from Hong Kong sources and no provision for income taxes has been made. Armco’s statutory tax rate is 17.5% and is subject to Hong Kong SAR income taxes as of January 1, 2008.

Net income (loss)

For the three and six months ended June 30, 2009 our net income amounted to $3,370,060 and $3,497,696, respectively, representing an increase of approximately 68% and 19% over the comparable periods in 2008. Excluding the one time sales transaction discussed above, our decrease in net income is attributable to the reduced revenues as a result of the global economic slowdown mentioned herein.

LIQUIDITY AND CAPITAL RESOURCES OF ARMCO AND ITS SUBSIDIARIES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At June 30, 2009 and December 31, 2008 we had cash and cash equivalents of $801,120 and $3,253,533, respectively.  At June 30, 2009 our working capital was $6.2 million as compared to $10.7 million at December 31, 2008. We have historically met our liquidity requirements utilizing internally generated cash derived from our operations.

We have invested approximately $9.0 million for construction and deposits on equipments for our scrap metal recycling facility. The source of funds for this project is the use of all net proceeds from our 2008 offering and  the $13.2 million loan from the Bank of China to fund the construction of our planned scrap metal recycling facility which began during the first quarter of 2009. We used the balance of the net offering proceeds for working capital to expand our metal ore distribution business. We will need, however, to secure additional investment capital and/or bank and vendor financing to provide sufficient funds to complete this project. There is no assurance, however, that we will be successful in obtaining the additional financing that we require or that such financing may not be on terms deemed to be desirable to our management. In the event we are successful, there is no assurance that such investment will result in enhanced operating performance. Unless we can obtain additional financing, we will be unable to complete construction of our planned scrap steel recycling project. Any inability on our part to secure additional financing during 2009, as needed, will have a material adverse effect on our growth plans.

The following table provides certain selected balance sheet comparisons as of June 30, 2009 and December 31, 2008.

	2009	2008	Increase / (Decrease)%

Cash	$801,120	$3,253,533	$(2,452,413)	-75.4%
Pledged deposits	1,723,980	-	nm	nm
Accounts receivable, net	15,568,549	16,722,307	(1,153,758)	-6.9%
Inventories, net	1,968,646	197,402	1,771,244	897.3%
Advance on purchases	2,563,809	3,680,872	(1,117,063)	-30.3%
Deposits on future construction	2,210,493	0	2,210,493	nm
Total current assets	25,520,837	24,233,566	1,287,271	5.3%
Property and equipment, net	10,510,443	2,377,816	8,132,627	342.0%
Land use rights, net	2,102,691	2,208,902	(106,211)	-4.8%
Total assets	38,133,971	28,820,284	9,313,687	32.3%

Loans Payable	-	2,914,345	nm	nm
Accounts payable	15,604,831	6,694,534	8,910,297	133.1%
Customer deposits	2,306,681	2,613,653	(306,972)	-11.7%
Total current liabilities	19,531,034	13,531,338	5,999,696	44.3%
Total liabilities	19,531,034	13,531,338	5,999,696	44.3%

A majority of our cash reserves, $786,549 or approximately 98% at June 30, 2009, is held in the form of RMB held in bank accounts at financial institutions located in the PRC. Cash held in banks in the PRC is not insured. The value of cash on deposit in China at June 30, 2009 has been translated based on the exchange rate as of June 30, 2009.  In 1996, the Chinese government introduced regulations which relaxed restrictions on the conversion of the RMB; however restrictions still remain, including but not limited to restrictions on foreign invested entities.  Foreign invested entities may only buy, sell or remit foreign currencies after providing valid commercial documents at only those banks authorized to conduct foreign exchanges.  Furthermore, the conversion of RMB for capital account items, including direct investments and loans, is subject to PRC government approval.  Chinese entities are required to establish and maintain separate foreign exchange accounts for capital account items.  We cannot be certain Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB, especially with respect to foreign exchange transactions.  Accordingly, cash on deposit in banks in the PRC is not readily deployable by us for purposes outside of China.

Our current assets at June 30, 2009 increased $1.3 million, or approximately 5.3%, from December 31, 2008; this reflects increases in current asset items including pledged deposits, inventories, prepayments and other current assets. These increases were partially offset by a decrease in cash, accounts receivable and advance on purchases.

Our total and current liabilities increased by approximately $6.0 million, or 44%, at June 30, 2009 from December 31, 2008; this reflects an increase in accounts payable and accrued expenses which was partially offset by a decrease in loans payable, customer deposits, and taxes payable.

Our accounts receivable decreased to $15.6 million compared to $16.7 million as of our prior year end. This 7% decrease is mainly due to efficient collection efforts.

Inventories increased $975,288 at June 30, 2009 from the prior year end.  This occurred due to timing differences between our receipt of product and shipment to our customers.

Our prepayment and other current assets increased $304,788 as of June 30, 2009 over our prior year end these were due to purchases of supplies and materials for operations.

Advances on purchases decreased $1.1 million, or approximately 30%, and consisted of prepayments to vendors for merchandise, security and deposits. These advances on purchases is customary in our business and helps us secure raw materials at lower than prevailing market prices, thereby increasing our gross profit margins.

Our accounts payable increased $8.9 million or approximately 133% over the prior year end, and accrued expenses increased $0.8 million over the prior year end. These increases were partially offset by the decrease in customer deposits and taxes payable of approximately 12% and 54%, respectively. Additionally, we had no loans payable as of June 30, 2009 as compared to the balance of $2,914,345 as of December 31, 2008.

Statement of Cash Flows

As of June 30, 2009, our cash totaled $801,120 and consisted of $17.1 million provided by operating activities, $12.0 million used in investing activities, and $7.5 million used in financing activities. Cash at June 30, 2008 of $442,360 consisted of $555,914 used in operating activities, $171,740 provided by investing activities, and $567,933 provided by financing activities.

Cash (Used in) Provided by Operating Activities

For the six months ended June 30, 2009 cash provided by operations of $17.1 million was mainly comprised of our net income of $3.5 million, an increase in accounts payable of $8.9 million, a decrease in inventories of $3.2 million, and a decrease on advanced on purchases of $1.1 million. These were partially offset by a decrease in taxes payable of $555,156, an increase on prepayments and other assets of $318,882, and a decrease in customer deposits of $298,422.

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

Cash used in Investing Activities

For the six months ended June 30, 2009 cash used in investing activities of $12.0 million was due to purchases of property and equipments and construction projects during the period of $8.2 million, deposits for future construction of $2.2 million, and payments made towards pledged deposits of $1.7 million.

For the six months ended June 30, 2008 cash provided by investing activities of $171,740 was mainly due to proceeds from released pledged deposits of $164,572, and cash received from reverse acquisition of $11,506, partially offset by purchases of property and equipments of $4,338.

Cash provided by Financing Activities

For the six months ended June 30, 2009 cash used in financing activities of $7.5 million, which was mainly due to repayments of loan payable of $2.9 million, and payments to related parties of $5.1 million, these were partially offset by proceeds from the exercise of warrants of $435,000, and proceeds from forward foreign exchange contracts of $103,071.

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

In March 2008, the FASB issued FASB Statement No. 161 “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133” (“SFAS No. 161”), which changes the disclosure requirements for derivative instruments and hedging activities. Pursuant to SFAS No.161, Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. SFAS No. 161 encourages but does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In years after initial adoption, this Statement requires comparative disclosures only for periods subsequent to initial adoption. The Company does not expect the adoption of SFAS No. 161 to have a material impact on the financial results of the Company.

In May 2009, FASB issued FASB Statement No. 165 "Subsequent events" ("SFAS No. 165") to be effective for the interim or annual financial periods ending after June15, 2009. SFAS No. 165 The objective of this Statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth: 1. The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. 2. The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. 3. The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The effect of adoption of SFAS No. 165 on the Company's financial position and results of operations is not expected to be material.

In June 2009, the FASB approved the "FASB Accounting Standards Codification" (the 'Codification") as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This report contains forward-looking statements. The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. A list of factors that could cause our actual results of operations and financial condition to differ materially is set forth below, and these factors are discussed in greater detail under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008:

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable for a smaller reporting company.

Item 4T.	Controls and Procedures.

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

Risk factors describing the major risks to our business can be found under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008. There has been no material change in our risk factors from those previously discussed in the Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On May 7, 2009 the Company issued 7,000 shares of its common stock valued at $10,500 to an accredited investor in connection with the cancellation of a contract for investor relations services in a transaction exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

None

Item 6.	Exhibits

No.	Description
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer *
32	Section 1350 Certification of Chief Executive Officer and the Chief Financial Officer *

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

China Armco Metals, Inc.

Date: August 14, 2009	By:	/s/ Kexuan Yao
Kexuan Yao
CEO and Chairman
(Principal executive officer)

Date: August 14, 2009	By:	/s/ Fengtao Wen
Fengtao Wen
Chief Financial Officer
(Principal financial and accounting officer)