Form 10-Q
period 2009-09-30
China Armco Metals, Inc.
filed 2009-11-23
CIK 1410711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009
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

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 10,104,449 shares of common stock are issued and outstanding as of November 13, 2009.

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

–	“Henan Armco” refers to Henan Armco & Metawise Trading Co., Ltd., a limited liability company established under the laws of the People’s Republic of China.

–	“Lianyungang Armco” refers to Armco (Lianyungang) Holdings, Ltd., a wholly-owned foreign enterprise and limited liability company established under the laws of the People’s Republic of China.

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements.
CHINA ARMCO METALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$4,715,817	$3,253,533
Pledged deposits	506,621	-
Accounts receivable, net	23,258,570	16,722,307
Due from related parties	1,511,480	-
Inventories	31,324,907	197,402
Advance on purchases	1,854,974	3,680,872
Deposits on future construction	2,768,161	-
Prepayments and other current assets	4,287,776	379,452
Total Current Assets	70,228,306	24,233,566

Property, plant and equipment	10,439,559	2,439,017
Accumulated depreciation	(115,324)	(61,201)
PROPERTY, PLANT AND EQUIPMENT, net	10,324,235	2,377,816

Land use right	2,173,433	2,266,076
Accumulated amortization	(91,485)	(57,174)
LAND USE RIGHTS, net	2,081,948	2,208,902
Total Assets	$82,634,489	$28,820,284

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Loans payable	$12,975,691	$2,914,345
Accounts payable	37,797,179	6,694,534
Advances from stockholder	48,969	236,595
Customer deposits	2,072,547	2,613,653
Taxes payable	1,930,296	1,039,312
Accrued expenses and other current liabilities	2,552,650	32,899
Total Current Liabilities	57,377,332	13,531,338

LONG-TERM DEBT	7,312,507	-
Total Liabilities	64,689,839	13,531,338

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value, 1,000,000 shares authorized , none issued or outstanding	-	-
Common stock, $0.001 par value, 74,000,000 shares authorized, 10,104,449 and 10,092,449 shares issued and outstanding, respectively	10,104	10,092
Additional paid-in capital	6,978,076	6,942,588
Retained earnings	10,604,800	7,967,064
Accumulated other comprehensive income	351,670	369,202
Total Stockholders' Equity	17,944,650	15,288,946
Total Liabilities and Stockholders' Equity	$82,634,489	$28,820,284

See accompanying notes to unaudited consolidated financial statements

CHINA ARMCO METALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months ended September 30		For the Nine Months ended September 30
	2009	2008	2009	2008

NET REVENUES	$27,312,276	$20,384,974	$55,207,948	$43,174,787
COST OF GOODS SOLD	26,279,225	17,937,965	49,542,143	38,621,088
GROSS PROFIT	1,033,051	2,447,009	5,665,805	4,553,699

OPERATING EXPENSES:
Selling expenses	139,503	61,387	551,899	92,900
General and administrative expenses	313,268	282,729	905,869	624,170
Total operating expenses	452,771	344,116	1,457,768	717,070
OPERATING INCOME	580,280	2,102,893	4,208,037	3,836,629

OTHER (INCOME) EXPENSE:
Interest expense (income)	56,727	16,039	148,865	113,375
Import and export agency income	-	(31,750)	(52,335)	-
Gain from contracts termination	-	-	-	(1,265,501)
Loss on forward foreign currency contracts	12,079	-	-	19,739
Other (income) expense	236,181	353,054	333,353	230,342
Total other (income) expense	304,987	337,343	429,883	(902,045)

INCOME OPERATIONS BEFORE INCOME TAXES	275,293	1,765,550	3,778,154	4,738,674

INCOME TAXES	1,140,343	409,717	1,140,418	795,682

NET (LOSS) INCOME	(865,050)	1,355,833	2,637,736	3,942,992

OTHER COMPREHENSIVE INCOME:
Foreign currency translation gain (loss)	40,869	183,363	(17,532)	497,236

COMPREHENSIVE (LOSS) INCOME	$(824,181)	$1,539,196	$2,620,205	$4,440,228

NET (LOSS) INCOME PER COMMON SHARE:
Total net income per common share -- basic and diluted	$(0.09)	$0.15	$0.26	$0.48

Weighted Common Shares Outstanding - basic and diluted	10,104,449	9,227,792	10,100,589	8,150,576

See accompanying notes to unaudited consolidated financial statements

CHINA ARMCO METALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months ended September 30
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,637,736	$3,942,993
Adjustments to reconcile net income to net cash
used in operating activities
Depreciation expenses	54,259	1,342
Amortization expense	34,437	61,548
Loss from disposal of property and equipment	-	5,459
Changes in operating assets and liabilities:
Accounts receivable	(6,552,027)	(12,847,520)
Inventories	(31,227,941)	136,747
Advance on purchases	1,819,431	(5,694,647)
Prepayments and other current assets	(3,829,134)	(744,785)
Other assets	35,032	19,739
Accounts payable	31,042,418	2,466,568
Customer deposits	(535,334)	1,897,107
Taxes payable	891,244	784,719
Accrued expenses and other current liabilities	2,484,792	442,254
NET CASH USED IN OPERATING ACTIVITIES	(3,145,087)	(9,528,476)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received from reverse acquisition	-	11,506
Proceeds from release of pledged deposits	-	606,083
Payment made towards pledged deposits	(506,621)	(803,000)
Deposits toward future construction	(2,768,161)	-
Purchases of property and equipment	(7,918,287)	(168,743)
Payment to related parties	(1,511,480)
NET CASH USED IN INVESTING ACTIVITIES	(12,704,549)	(354,154)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of forward foreign exchanage contracts	-	(344,670)
Proceeds from loans payable	12,975,691	7,547,814
Repayment of loans payable	(2,914,345)	-
Proceeds from long-term debt	7,312,507	-
Amounts received from (paid to) related parties	-	(921,236)
Repayments to related parties	(187,626)	-
Sale of common stock and warrants, net of offering costs	-	6,623,168
Proceeds from exercise of warrants	435,500	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	17,621,727	12,905,076

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(309,807)	204,345
NET CHANGE IN CASH	1,462,284	3,226,791
Cash at beginning of period	3,253,533	232,286
Cash at end of period	$4,715,817	$3,459,077

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$110,400	$119,503
Taxes paid	$-	$-

See accompanying notes to unaudited consolidated financial statements

China Armco Metals, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements  (Unaudited)
September 30, 2009 and 2008

NOTE 1 – ORGANIZATION AND OPERATIONS

The Company, which was originally name Cox Distributing, was founded as an unincorporated business in January 1984 and was incorporated as Cox Distributing, Inc., a C corporation in the State of Nevada on April 6, 2007 at which time 9,100,000 shares of common stock were issued to the founder in exchange for the existing unincorporated business.  No value was given to the stock issued by the newly formed corporation.  Therefore, the shares were recorded to reflect the $.001 par value and paid in capital was recorded as a negative amount ($910).  The Company engaged in the distribution of organic fertilizer products used to improve soil and growing conditions for the potato farmers of eastern Idaho.  On June 27, 2008, the Company amended its Articles of Incorporation, and changed its name to China Armco Metals, Inc. (the “Company”) upon the acquisition of Armco & Metawise (H.K) Limited and Subsidiaries (“Armco”).  The Company believes that the new name better identifies the Company’s business of importing, exporting and distributing ferrous and non-ferrous ores and metals, and the recycling of scrap steel in China.  On December 30, 2008, the Company discontinued its organic fertilizer products distribution business.

Merger of Armco

On June 27, 2008, the Company entered into a share purchase agreement (the “Share Purchase Agreement?? and consummated a share purchase (the “Share Purchase”) with Armco and Feng Gao, who owned 100% of the issued and outstanding shares of Armco.  In connection with the acquisition, the Company purchased from Ms. Gao 100% of the issued and outstanding shares of Armco’s capital stock for $6,890,000 by delivery of the Company’s purchase money promissory note.  In addition, the Company issued to Ms. Gao a stock option entitling Ms. Gao to purchase a total of 5,300,000 shares of the Company’s common stock, par value $.001 per share at $1.30 per share which expires on September 30, 2008 and 2,000,000 shares at $5.00 per share which expires on June 30, 2010.  On August 12, 2008, Ms. Gao exercised her option to purchase and the Company issued 5,300,000 shares of its common stock in exchange for the $6,890,000 note owed to Ms. Gao.  Accordingly, the 5,300,000 shares issued to Ms. Gao represented approximately 69.7% of the issued and outstanding Shares of the Company giving effect to the cancellation of 7,694,000 Shares owned by Mr. Cox.  As a result of the ownership interests of the former shareholders of Armco, for financial statement reporting purposes, the merger between the Company and Armco has been treated as a reverse acquisition with Armco deemed the accounting acquirer and the Company deemed the accounting acquiree under the purchase method of accounting in accordance with paragraph 805-40-05-2 of the FASB Accounting Standards Codification. The reverse merger is deemed a capital transaction and the net assets of Armco (the accounting acquirer) are carried forward to the Company (the legal acquirer and the reporting entity) at their carrying value before the combination.  The acquisition process utilized the capital structure of the Company and the assets and liabilities of Armco which were recorded at historical cost.  The equity of the Company is the historical equity of Armco retroactively restated to reflect the number of shares issued by the Company in the transaction.

Armco was incorporated on July 13, 2001 under the laws of the Hong Kong Special Administrative Region of the People’s Republic of China (“PRC”).  Armco engages in the import, export and distribution of ferrous and non-ferrous ores and metals, and the recycling of scrap steel.

On January 9, 2007, Armco formed Armet (Lianyungang) Renewable Resources Co, Ltd. (“Armet”), a wholly-owned foreign enterprise subsidiary in the City of Lianyungang, Jiangsu Province, PRC.  Armet engages in the recycling of scrap steel.

Henan Armco and Metawise Trading Co., Ltd. (“Henan Armco”) was incorporated on June 6, 2002 in the City of Zhengzhou, Henan Province, PRC.  Henan Armco engages in the import, export and distribution of ferrous and non-ferrous ores and metals.

Merger of Henan Armco with Armet, Companies under Common Control

On December 28, 2007, Armco by and through its wholly owned subsidiary, Armet, entered into a Share Transfer Agreement with Henan Armco, a company under common control with Armco.  The acquisition of Henan Armco has been recorded on the purchase method of accounting at historical amounts as Armet and Henan Armco were under common control since June 2002.  The consolidated financial statements have been presented as if the acquisition of Henan Armco had occurred on January 1, 2007.

Formation of Armco (Lianyungang) Holdings, Ltd.

On June 4, 2009, the Company formed Armco (Lianyungang) Holdings, Ltd. (“Lianyungang Armco”), a wholly-owned foreign enterprise subsidiary in the City of Lianyungang, Jiangsu Province, PRC.  Lianyungang Armco engages in marketing and distribution of the recycling of scrap steel.  Lianyungang Armco is currently inactive.

China Armco Metals, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements  (Unaudited)
September 30, 2009 and 2008 –Continued

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2008 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2009.

The consolidated financial statements include all the accounts of Armco, Armet, Henan, and Lianyungang Armco as of September 30, 2009 and 2008 and for the interim periods then ended.  Armco is included as of September 30, 2009 and 2008, for the interim period ended September 30, 2009 and for the period from June 27, 2008 through September 30, 2008.  All inter-company balances and transactions have been eliminated.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reported period.  Significant estimates include the estimated useful lives of property and equipment and income tax expense.  Actual results could differ from those estimates.

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

Inventories

The Company values inventories, consisting of purchased products, at the lower of cost or market.  Cost is determined on the First-in and First-out method.  The Company regularly reviews its inventories on hand and, when necessary, records a provision for excess or obsolete inventories based primarily on current selling price and sales prices of confirmed backlog orders.  The Company determined that there was no inventory obsolescence as of September 30, 2009 or 2008.

China Armco Metals, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements  (Unaudited)
September 30, 2009 and 2008 ?CContinued

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

Impairment of long-lived assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, which include property, plant and equipment, and land use right are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.  The Company determined that there were no impairments of long-lived assets as of September 30, 2009 or 2008.

Customer deposits

Customer deposits primarily represent amounts received from customers for future delivery of products, all of which were fully or partially refundable depending upon the terms and conditions of the sales agreements.

Derivatives

The Company accounts for derivatives in accordance with paragraph 810-10-05-4 of the FASB Accounting Standards Codification (“Paragraph 810-10-05-4”). Paragraph 810-10-05-4 requires companies to recognize all derivative instruments as either assets or liabilities in the balance sheet at fair value.  The accounting for changes in the fair value of a derivative instrument depends on: (i) whether the derivative has been designated and qualifies as part of a hedging relationship, and (ii) the type of hedging relationship.  For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument based upon the exposure being hedged as either a fair value hedge, cash flow hedge or hedge of a net investment in a foreign operation.

The Company employs foreign currency forward contracts to convert unforeseeable foreign currency exchange rate to fixed foreign currency exchange rate.  The Company does not use derivatives for speculation or trading purposes.  Changes in the fair value of derivatives are recorded each period in current earnings or through other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and the type of hedge transaction.  The ineffective portion of all hedges is recognized in current earnings.  The Company has sales and purchase commitments denominated in foreign currencies.  Foreign currency forward contracts are used to hedge against the risk of change in the fair value of these commitments attributable to fluctuations in exchange rates.  Changes in the fair value of the derivative instrument are generally offset in the income statement by changes in the fair value of the item being hedged.

China Armco Metals, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements  (Unaudited)
September 30, 2009 and 2008 –Continued

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and has adopted paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepayments and other current assets, accounts payable, taxes payable, accrued expenses and other current liabilities, approximate their fair values because of the short maturity of these instruments.  The Company’s loan payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at September 30, 2009 and 2008.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2009 or 2008, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period then ended.

Revenue recognition

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned less estimated future doubtful accounts.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.  In addition to the aforementioned general policy, the following are the specific revenue recognition policies for each major category of revenue:

(i) Import, export and distribution of ferrous and non-ferrous ores and metals:  The Company derives its revenues from sales contracts with customers with revenues being generated upon the shipment of goods.  Persuasive evidence of an arrangement is demonstrated via invoice, product delivery is evidenced by warehouse shipping log as well as a signed bill of lading from the trucking or rail company and title transfers upon shipment, based on free on boardwarehouse terms; the sales price to the customer is fixed upon acceptance of the purchase order and there is no separate sales rebate, discount, or volume incentive.  When the Company recognizes revenue, no provisions are made for returns because, historically, there have been very few sales returns and adjustments that have impacted the ultimate collection of revenues.

(ii) Import and export agent services:  Revenue from import and export agent services is recognized as the services are provided.  The import and export agent services are considered provided when the goods to be imported or exported by the customer are delivered to the designated port specified by the service contract.  The Company follows paragraph 605-45-45-15 to paragraph 605-45-45-18 of the FASB Accounting Standards Codification for revenue recognition to report revenue net for its import and export agent services since (1) the Company’s supplier is the primary obligor in the arrangement, (2) the amount the Company earns is fixed, and (3) the Company’s supplier has credit risk.

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

China Armco Metals, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements  (Unaudited)
September 30, 2009 and 2008 –Continued

Shipping and handling costs

The Company accounts for shipping and handling fees in accordance with paragraph 605-45-45-19 of the FASB Accounting Standards Codification.  While amounts charged to customers for shipping products are included in revenues, the related costs are classified in cost of goods sold as incurred.

Foreign currency transactions

The Company applies the guidelines as set out in Section 830-20-35 of the FASB Accounting Standards Codification (Section 830-20-35) for foreign currency transactions.  Pursuant to Section 830-20-35 of the FASB Accounting Standards Codification, foreign currency transactions are transactions denominated in a currency other than U.S. Dollar, the Company’s reporting currency or Chinese Yuan or Reminbi, the Company’s functional currency.  Foreign currency transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid.  A change in exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. That increase or decrease in expected functional currency cash flows is a foreign currency transaction gain or loss that generally shall be included in determining net income for the period in which the exchange rate changes. Likewise, a transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later) realized upon settlement of a foreign currency transaction generally shall be included in determining net income for the period in which the transaction is settled. The exceptions to this requirement for inclusion in net income of transaction gains and losses pertain to certain intercompany transactions and to transactions that are designated as, and effective as, economic hedges of net investments and foreign currency commitments.  Pursuant to Section 830-20-25 of the FASB Accounting Standards Codification, the following shall apply to all foreign currency transactions of an enterprise and its investees: (a) At the date the transaction is recognized, each asset, liability, revenue, expense, gain, or loss arising from the transaction shall be measured and recorded in the functional currency of the recording entity by use of the exchange rate in effect at that date as defined in section 830-10-20 of the FASB Accounting Standards Codification; and (b) At each balance sheet date, recorded balances that are denominated in a currency other than the functional currency of the recording entity shall be adjusted to reflect the current exchange rate.

Stock-based compensation for obtaining employee services and equity instruments issued to parties other than employees for acquiring goods or services

The Company accounts for its stock based compensation in which the Company obtains employee services in share-based payment transactions under the recognition and measurement principles of the fair value recognition provisions of section 718-10-30 of the FASB Accounting Standards Codification and accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of section 505-50-30 of the FASB Accounting Standards Codification. Pursuant to paragraph 718-10-30-6 of the FASB Accounting Standards Codification, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.  The fair value of each option grant estimated on the date of grant uses the Black-Scholes option-pricing model.  We used the following weighted-average assumptions to value options granted on June 27, 2008 under the Share Purchase Agreement:

June 27, 2008
Expected option life (year)	2.00
Expected volatility	0.00%
Risk-free interest rate	2.65%
Dividend yield	0.00%

The expected life of the options has been determined using the simplified method as prescribed in paragraph 718-10-S99-1 FN77 of the FASB Accounting Standards Codification.  The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.  Additionally, the Company’s policy is to issue new shares of common stock to satisfy stock option exercises.

China Armco Metals, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements  (Unaudited)
September 30, 2009 and 2008 –Continued

The fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs shown in the table are as follows:

•
The Company uses historical data to estimate employee termination behavior.  The expected life of options granted is derived from paragraph 718-10-S99-1 of the FASB Accounting Standards Codification and represents the period of time the options are expected to be outstanding.

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

Income taxes

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Consolidated Statements of Income and Comprehensive Income in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty (50) percent likelihood of being realized upon ultimate settlement.  Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Foreign currency translation

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts.  Transactions and balances in other currencies other than Chinese Yuan or Renminbi, its functionary currency, or U.S. Dollar, its reporting currency are converted into U.S. dollars in accordance with Section 830-10-55 of the FASB Accounting Standards Codification and are included in determining net income or loss.

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

China Armco Metals, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements  (Unaudited)
September 30, 2009 and 2008 –Continued

Unless otherwise noted, the rate presented below per U.S. $1.00 was the interbank rate as quoted by OANDA Corporation (www.oanda.com) for the period from January 1, 2009 through September 30, 2009 and the noon buying rate for RMB in New York City as reported by the Federal Reserve Bank of New York on the date of its balance sheets contained in this consolidated financial statements.  The management believes that the difference between RMB vs. US$ exchange rate quoted by the PBOC and RMB vs. US$ exchange rate reported by OANDA Corporation or the Federal Reserve Bank of New York were immaterial.  Translations do not imply that the RMB amounts actually represent, or have been or could be converted into, equivalent amounts in U.S. dollars.  Translation of amounts from RMB into United States dollars (“US$”) has been made at the following exchange rates for the respective periods:

September 30, 2009
Balance sheet	RMB 6.8376 to US$1.00
Statement of income and comprehensive income	RMB 6.8425 to US$1.00

December 31, 2008
Balance sheet	RMB 6.8225 to US$1.00

September 30, 2008
Balance sheet	RMB 7.232 to US$1.00
Statement of income and comprehensive income	RMB 7.582 to US$1.00

December 31, 2007
Balance sheet	RMB 7.2946 to US$1.00

Net gains and losses resulting from foreign exchange transactions, if any, are included in the Consolidated Statements of Income and Comprehensive Income.  The foreign currency translation gain (loss) was $(17,532) and $497,236 and the effect of exchange rate changes on cash flows were ($309,808) and $204,345 for the interim period ended September 30, 2009 and 2008, respectively.

Comprehensive income

The Company has applies section 220-10-45 of the FASB Accounting Standards Codification. This statement establishes rules for the reporting of comprehensive income and its components.  Comprehensive income, for the Company, consists of net income and foreign currency translation adjustments and is presented in the Consolidated Statements of Income and Comprehensive Income and Stockholders’ Equity.

Commitments and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Net income per common share

Net income per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.   Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during each period.  Diluted net income per common share is computed by dividing net income by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period to reflect the potential dilution that could occur from common shares issuable through stock options and warrants.

China Armco Metals, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements  (Unaudited)
September 30, 2009 and 2008 –Continued

The following table shows the weighted-average number of potentially outstanding dilutive shares excluded from the diluted net loss per share calculation for the interim period ended September 30, 2009 and 2008 as they were anti-dilutive:

	For the Interim Period Ended September 30, 2009	For the Interim Period Ended September 30, 2008
Stock options issued on June 27, 2008 in connection with the acquisition of Armco Hong Kong	2,000,000	2,000,000
Warrants issued on August 1, 2008 in connection with the Company’s August 1, 2008 equity financing	2,723,913	-

Total potentially outstanding dilutive shares	4,723,913	2,000,000

Cash flows reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.  The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

Recently issued accounting pronouncements

On June 5, 2003, the United States Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-9072 on October 13, 2009.  Commencing with its annual report for the year ending December 31, 2010, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement

•	Of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

•	Of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and

•	Of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

Furthermore, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009.  The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009.

China Armco Metals, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements  (Unaudited)
September 30, 2009 and 2008 –Continued

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-04 “Accounting for Redeemable Equity Instruments - Amendment to Section 480-10-S99” which represents an update to section 480-10-S99, distinguishing liabilities from equity, per EITF Topic D-98, Classification and Measurement of Redeemable Securities.  The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05 “Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value”, which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities.  This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1. A valuation technique that uses: a. The quoted price of the identical liability when traded as an asset b. Quoted prices for similar liabilities or similar liabilities when traded as assets. 2. Another valuation technique that is consistent with the principles of topic 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-08 “Earnings Per Share – Amendments to Section 260-10-S99”,which represents technical corrections to topic 260-10-S99, Earnings per share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-09 “Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees”.  This update represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Additionally, it adds observer comment Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees to the Codification. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-12 “Fair Value Measurements and Disclosures Topic 820 – Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent)”, which provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this update, such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be make by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in paragraph 320-10-50-1B. The disclosures are required for all investments within the scope of the amendments in this update regardless of whether the fair value of the investment is measured using the practical expedient. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

China Armco Metals, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements  (Unaudited)
September 30, 2009 and 2008 –Continued

NOTE 3 – PLEDGED DEPOSITS

Pledged deposits at September 30, 2009 and December 31, 2008 consisted of the following:

	September 30, 2009	December 31, 2008
Pledged deposits for letter of credit (1)	$506,621	$-

Total	$506,621	$-

(1)	The Company made the pledged deposits with financial institutions as collateral for the issuances of letters of credit, which will be released to pay vendors upon receipt of goods.

NOTE 4 – INVENTORIES

Inventories at September 30, 2009 and December 31, 2008 consisted of the following:

	September 30, 2009	December 31, 2008
Goods purchased	$31,324,907	$197,402

Total	$31,324,907	$197,402

NOTE 5 – SHORT-TERM LOANS PAYABLE

Short-term loans payable at September 30, 2009 and December 31, 2008 consisted of the following:

	September 30, 2009	December 31, 2008
Loan payable to a financial institution, guaranteed by the Company’s chairman and Chief Executive Officer, with interest at 7.80% per annum payable monthly, with principal due and paid January 15, 2009.	$-	$1,414,345
Loan payable to a financial institution, guaranteed by the Company’s chairman and Chief Executive Officer, with interest at 7.85% per annum payable monthly, with principal due and paid January 15, 2009.	-	1,500,000
Loan payable to a financial institution, guaranteed by the Company’s chairman and Chief Executive Officer, with interest at 3.30% per annum payable monthly, with principal due and paid November 13, 2009.	7,637,615	-
Loan payable to a financial institution, collateralized by the Company's inventory, with interest at 6.30% per annum payable monthly, with principal due and payable on January 26, 2010. None of the principal has been repaid as of November 23, 2009	5,338,076
	$12,975,691	$2,914,345

China Armco Metals, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements  (Unaudited)
September 30, 2009 and 2008 –Continued

NOTE 6 – RELATED PARTY TRANSACTIONS

Advances from stockholder

Advances from stockholder at September 30, 2009 and December 31, 2008 consisted of the following:

	September 30, 2009	December 31, 2008
Advances from chairman, chief executive officer and stockholder	$48,969	$236,595

Total	$48,969	$236,595

The advances bear no interest and have no formal repayment terms.

NOTE 7 –LONG-TERM DEBT

Long-term debt at September 30, 2009 and December 31, 2008 consisted of the following:

	September 30, 2009	December 31, 2008
Loan payable to a financial institution, collateralized by Armet’s building and land use right, with interest at 5.40% per annum payable monthly, with principal due September 7, 2012	$7,312,507	$-
Less: Current maturities	-	-

LONG-TERM DEBT, net current maturities	$7,312,507	$-

NOTE 8 – STOCKHOLDERS’ EQUITY

Sale of common stock

On July 25, 2008 and July 31, 2008, the Company closed the first and second rounds of a private placement by raising $6,896,229 from eighty-two (82) investors through the sale of 22.9 units of its securities at an offering price of $300,000 per unit. Each unit sold in the offering consisted of 100,000 shares of the Company’s common stock, $.001 par value per share at a per share purchase price of $3.00, and five (5) year warrants to purchase 100,000 shares of common stock with an exercise price of $5.00 per share.

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

China Armco Metals, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements  (Unaudited)
September 30, 2009 and 2008 –Continued

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

On May 7, 2009, the Company issued 7,000 shares to Hayden Communications as consideration for early cancellation of an agreement to provide investor relations services.  These shares were issued at $1.50 per share for total consideration of $10,500.

Stock options

On June 27, 2008, the Company entered into the Share Purchase Agreement and consummated the Share Purchase with Armco and Feng Gao, who owned 100% of the outstanding shares of Armco.  Under the Share Purchase Agreement, the Company purchased from Ms. Gao, the sole shareholder of Armco, 100% of the issued and outstanding shares of Armco’s capital stock for $6,890,000 by delivery of the Company’s purchase money promissory note.  In addition, the Company issued to Ms. Gao a stock option entitling Ms. Gao to purchase 5,300,000 shares of our common stock, par value $.001 per share  at $1.30 per share expiring on September 30, 2008 and 2,000,000 shares at $5.00 per share expiring on June 30, 2010, vested immediately.  On August 12, 2008, Ms. Gao exercised her option to purchase and the Company issued 5,300,000 Shares in exchange for the $6,890,000 note owed to Ms. Gao.  Accordingly, the 5,300,000 shares issued to Ms. Gao represented approximately 69.7% of the issued and outstanding Shares of the Company giving effect to the cancellation of 7,694,000 Shares owned by Mr. Cox.

The fair value of the stock options issued in June 2008 under Share Purchase Agreement using the Black-Scholes option pricing model was $0 at the date of grant.  For the interim period ended September 30, 2009, the Company did not record any stock-based compensation for shares vested.

The table below summarizes the Company’s stock option activity for the interim period ended September 30, 2009:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Grant	Aggregate Intrinsic Value
Balance, December 31, 2007	-	$-	$-	-	$-
Granted	2,000,000	5.00	5.00	*	*
Canceled	-	-	-		-
Exercised	-	-	-		-
Expired	-	-	-		-
Balance, December 31, 2008	2,000,000	$5.00	$5.00	*	$-

Granted	-	-	-		-
Canceled	-	-	-		-
Exercised	-	-	-		-
Expired	-	-	-		-
Balance, September 30, 2009	2,000,000	$5.00	$5.00	*	$-

Vested and exercisable, September 30, 2009	2,000,000	$5.00	$5.00	*	$-
Unvested, September 30, 2009	-	$5.00	$5.00	*	$-

* - Less than $1.00

China Armco Metals, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements  (Unaudited)
September 30, 2009 and 2008 –Continued

The following table summarizes information concerning outstanding and exercisable stock options as of September 30, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$5.00	2,000,000	0.75	$5.00	2,000,000	1.50	$5.00

$5.00	2,000,000	0.75	$5.00	2,000,000	1.50	$5.00

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

The table below summarizes the Company’s warrants activity for the interim period ended September 30, 2009:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value
Balance, December 31, 2007	-	$-	$-	$-	$-
Granted	2,728,913	5.00	5.00	5,092,970	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Balance, December 31, 2008	2,728,913	$5.00	$5.00	$5,092,970	$-

Granted	-	-	-	-	-
Canceled	-	-	-	-	-
Exercised	(5,000)	5.00	5.00	(9,331)	-
Expired	-	-	-	-	-
Balance, September 30, 2009	2,723,913	$5.00	$5.00	$5,083,639	$-

Earned and exercisable, September 30, 2009	2,723,913	$5.00	$5.00	$5,083,639	$-
Unvested, September 30, 2009	-	$5.00	$5.00	$-	$-

China Armco Metals, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements  (Unaudited)
September 30, 2009 and 2008 –Continued

The following table summarizes information concerning outstanding and exercisable warrants as of September 30, 2009:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$5.00	2,723,913	4.0	$5.00	2,723,913	4.0	$5.00

$5.00	2,723,913	4.0	$5.00	2,723,913	4.0	$5.00

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Line of credit facility

On September 3, 2009, the Company entered into a RMB 70 million (equivalent to $8,931,306 at September 30, 2009) line of credit facility (“Line of Credit”) with the Bank of China.  The proceeds from the Line of Credit are designated for property, plant and equipment expenditures related to the Company’s scrap metal recycling facility and is secured by these assets in addition to our land use right on which this facility is being constructed.  The Line of Credit expires on September 3, 2012.  As of September 30, 2009, the Company drew RMB 50 million (equivalent to U.S. $7,312,507) of the Line of Credit with RMB 20 million (equivalent to U.S. $1,618,799 at September 30, 2009) remaining available.  See Note 7 – Long Term Debt.

NOTE 10 – CONCENTRATIONS AND CREDIT RISK

Customers and Credit Concentrations

Customer concentrations for the interim period ended September 30, 2009 and 2008 and credit concentrations at September 30, 2009 and December 31, 2008 are as follows:

	Net Sales for the Interim Period Ended		Accounts receivable At
	September 30, 2009	September 30, 2008	September 30, 2009	December 31, 2008
Customer #206038 Yuanhai	12.7%	-	-	-
Customer #206010 LianYunGang Jiaxin	-	-	-	50.9%
Customer #122015 ZheJiang GuXiong	-	-	-	21.9%
Customer #206039 Longfengshan	21.2%	-	-	-
Customer #122007 QingDao HuaQing	-	-	88.3%	23.8%
Customer #206030 Tanjin Zhiyi	-	96.9%	-	-
Customer #206036 Hanzhong Yinlong	-	-	11.0%	-
Customer #206013 TianJin tianxin	34.8%	-	-	-
	68.7%	96.9%	99.3%	96.6%

A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition.

China Armco Metals, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements  (Unaudited)
September 30, 2009 and 2008 ?CContinued

Vendor Concentrations

Vendor purchase concentrations for the interim period ended September 30, 2009 and 2008 and accounts payable concentration at September 30, 2009 and December 31, 2008 and are as follows:

	Net Purchases for the Interim Period Ended September 30		Accounts Payable at
	2009	2008	September 30, 2009	December 31, 2008
Vendor #126010 ZhongJi NingBo	-	-	34.5%	59.3%
Vendor #126011 TianJinxinglei	-	-	20.4%	-
Vendor #206010 Jiaxin	15.7%	-	-	-
Vendor #204006 BestonHoldings	-	-	18.7%	32.2%
Vendor #204014 Mineracao	32.6%	-	25.4%	-
Vendor #204019 Sipex	-	85.0%	-	-
Vendor #126024 SMS GROUP	12.2%	-	-	-
Vendor #126025 Qingdaoxinxing	24.2%	-	-	-
Vendor #126023 Nanfangjiancai	13.7%	-	-	-
	98.4%	85.0%	99.0%	91.5%

Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents.  As of September 30, 2009, all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, none of which are insured.  However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

Foreign currency risk

The Company is exposed to fluctuations in foreign currencies for transactions denominated in currencies other than its functional currency, the RMB, because a majority of the Company’s purchasing activities are transacted in foreign currencies.  The Company had no foreign currency hedges in place at September 30, 2009 to reduce such exposure.  The Company’s previous forward foreign currency exchange contracts expired on August 2, 2008 and the loss in fair value on foreign currency hedges outstanding as of September 30, 2008 was $19,739.

NOTE 10 - FOREIGN OPERATIONS

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

Dividends and Reserves

Under the laws of the PRC, net income after taxation can only be distributed as dividends after appropriation has been made for the following: (i) cumulative prior years’ losses, if any; (ii) allocations to the “Statutory Surplus Reserve” of at least 10% of net income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company’s registered capital; (iii) allocations of 5% to 10% of income after tax, as determined under PRC accounting rules and regulations, to the Company’s “Statutory Common Welfare Fund”, which is established for the purpose of providing employee facilities and other collective benefits to employees in PRC; and (iv) allocations to any discretionary surplus reserve, if approved by stockholders.

As of September 30, 2009, the Company had no Statutory Surplus Reserve and the Statutory Common Welfare Fund established and segregated in retained earnings.

China Armco Metals, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements  (Unaudited)
September 30, 2009 and 2008 –Continued

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date but before financial statements were available through November 13, 2009 to be issued to determine if they must be reported.  The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

Effective October 26, 2009, the Board of Directors of the Company approved the appointment of Mr. Tao Pang, Heping Ma and William Thomson as directors of the Company.  In addition, the Company established an Audit Committee, Compensation Committee and Nominating and Governance Committee and each of the directors was appointed to serve on these committees.   The charters for each of these committees are attached as Exhibits 99.1, 99.2 and 99.3, respectively, to a Form 8-K filed on October 28, 2009. The Board has determined that all members of the audit committee are independent directors under the applicable rules and regulations of the Securities Exchange Act of 1934 (the “Exchange Act”) and each of them is able to read and understand fundamental financial statements. The Board has determined that William E. Thomson qualifies as an “audit committee financial expert” as defined in the Exchange Act and will act as the Chairman of the Audit Committee.

On October 26, 2009, the Board of Directors of the Company adopted the 2009 Stock Incentive Plan (the “Plan”). The Board of Directors also authorized 1,200,000 shares of the Company’s common stock to be reserved for issuance pursuant to the terms of the Plan upon the grant of restricted stock awards, deferred stock grants, stock appreciation rights, stock awards and/or the exercise of options granted under the Plan.

On October 26, 2009, the Company awarded 200,000 shares of its restricted common stock, par value $.001 per share, pursuant to the Plan to Kexuan Yao, the Company’s Chief Executive Officer and 6,250 shares of its restricted common stock to Mr. William Thomson in conjunction with his appointment to the Company's Board of Directors on October 26, 2009.  The shares awarded to Mr. Yao vest 66,667 shares on December 15, 2010, 66,667 shares on December 15, 2011 and 66,666 shares on December 15, 2012. The shares awarded to Mr. Thomson will vest 25% on March 31, 2010, 25% on June 30, 2010, 25% on September 30, 2010 and 25% on December 31, 2010.  The restricted stock vests only if the recipient is still employed by the Company on the vesting date (with limited exceptions), and the shares are eligible for the payment of dividends, if the Board of Directors were to declare dividends on the Company’s common stock. The grant of restricted stock to Mr. Thomson is made in addition to his annual cash retainer of $20,000.

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

We are on a calendar year; as such the three month period ending September 30, is referred to as our “third quarter”. The past year ended December 31, 2008 is referred to as “2008”, the current year ending December 31, 2009 is referred to as “2009”, and the coming year ending December 31, 2010 is referred to as “2010”.

OVERVIEW OF OUR PERFORMANCE AND OPERATIONS

OVERVIEW OF OUR PERFORMANCE AND OPERATIONS

Our Business

We import, sell and distribute to the metal refinery industry in China a variety of metal ore which includes iron, chrome, nickel, copper and manganese ore as well as non-ferrous metals, scrap metal and coal. We obtain these raw materials from global suppliers in Brazil, India, South America, Oman, Turkey, Libya, Nigeria, Indonesia, and the Philippines and distribute them. China is the largest developing country in the world, and the demand for steel has been growing steadily over the past decade as the country continues to experience an industrial revolution. Management estimates domestic steel production should continue to witness significant growth as China continues to grow.

We are in the final stages of constructing a scrap metal recycling facility in the Banqiao Industrial Zone of Lianyungang Economic Development Zone in the Jiangsu province of the PRC. Upon completion of our planned metal recycling facility, we will seek to recycle automobiles, machinery, building materials, dismantled ships and various other scrap metals and will sell and distribute recycled scrap metal to the metal refinery industry in the PRC utilizing our existing network of metal ore customers. We expect to commence recycling operations in the first quarter of 2010.

We believe scrap metal recycling will become a strong growth driver worldwide as natural resources continue to be depleted and larger amounts of unprocessed scrap metal becomes available as a result of increases in consumer demand for products made from steel that eventually are recycled. We have invested a total of approximately $14.5 million for construction and equipment purchases for the first phase of our scrap metal recycling facility. These capital expenditures were derived from a portion of the net proceeds from our 2008 offering (approximately $6.0 million) and borrowings of approximately $7.3 million. It does not appear that we will need to secure additional investment capital and/or bank and vendor financing to complete the first phase of our scrap metal recycling facility.

Our Performance

        For the third quarter and nine months of 2009, our net revenues increased approximately 21% and approximately 34%, respectively, over the comparable periods in 2008. Our gross profit margin as a percentage of revenues, however, decreased for the third quarter and nine months of 2009 to approximately 4% and approximately 10%, respectively compared to approximately 12% and approximately 11% during the third quarter and nine months of 2008, respectively.  Our performance during the third quarter and nine months of 2009 reveals the variable nature of our gross profit margins in our trading business; during the current year, our gross profit margin as a percentage of revenues began at approximately 10% for the first quarter of 2009, then increased to 18% for the second quarter of 2009, and then decreased to 4% for the third quarter of 2009. These fluctuations are attributable to variations in market prices of the ore and metals we sell.  Our net income decreased a $2.2 million and $1.3 million for the third quarter and nine months of 2009, respectively. This decrease is partially due to a $1.1 million income tax accrual calculated in the third quarter of 2009.  Our total assets increased approximately 187% in comparison to December 31, 2008, which was mainly due to the short-term increase of inventory resulting from the cut-off of the quarter end and the construction of our scrap metal recycling facility.

In addition to our long term borrowings of approximately $7.3 million for our scrap metal recycling facility, we borrowed from banks in China on a short term basis approximately $13 million during the third quarter of 2009 to finance the purchase of inventory on which we have executed contracts to resell at the time of purchase.  These borrowings are secured by the inventory we purchase and the contracts for their sale and are repaid upon receipt of payment from our customers.  In addition, our accounts receivable increased approximately $6.5 million mainly due to extension of credit terms given to our customers.  Inventories and accounts payable both increased approximately $31.1 million at September 30, 2009 from December 31, 2008 due to timing differences between our receipt of product, shipment to our customers, and payment to our vendors.

Our Outlook

Our performance for the three and nine months of 2009 showed increased sales but a lower gross margin in comparison to our second quarter of 2009 as our strong second quarter gross margin was mainly due to a one time sales transaction during that period. We have witnessed a rebound in our revenue which we believe is a sign of the beginning of a global economic recovery.  We note consistent sales increases quarter-over-quarter in the current year.  Due to efforts to improve our performance and operate more efficiently, we now see our Company in the position to capitalize on trading opportunities as a global economic recovery emerges.

In November 2008, the Chinese government announced a $586 billion domestic economic stimulus program aimed at bolstering domestic economic activity.  The two-year program includes tax rebates, spending in housing, infrastructure, agriculture, health care and social welfare, and a tax deduction for capital spending by companies. We can attribute a portion of our increased sales to this stimulus program. The Chinese government has been very supportive and a series of economically beneficial policies have recently been implemented.  Based on these newly implemented policies we are beginning to see some signs of economic recovery. However, in the short-term, it remains to be seen whether domestic consumption can compensate for slower export growth on the products made from the ore and metal we sell, and the impact this will have on our revenues through the balance of this year.  The metals markets  has witnessed a significant rebound in pricing during the second quarter of 2009 followed by a leveling off during the third quarter of 2009. In both market situations, we have experienced an increase in trading volumes and the trading business has been more active through the second and third quarters of 2009.

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

RESULTS OF OPERATIONS

The table below summarizes the consolidated operating results for the three and nine months ended September 30, 2009 and 2008.  The percentages represent each line item as a percentage of revenues.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2009		2008		2009		2008
Net revenues	$27,312,276		$20,384,974		$55,207,948		$43,174,787
Cost of goods sold	26,279,225	96%	17,937,965	88%	49,542,143	90%	38,621,088	89%
Gross profit	1,033,051	4%	2,447,009	12%	5,665,805	10%	4,553,699	11%

Total operating expenses	452,771	2%	344,116	2%	1,457,768	3%	717,070	2%
Operating income	580,280	2%	2,102,893	10%	4,208,037	8%	3,836,629	9%

Net Revenues

Revenues for the three and nine months ended September 30, 2009 increased approximately 34% and approximately 28% over the comparable periods in 2008, respectively.  These increases are attributable to an increase in sales to existing customers as demand for the metal ore we sell in China has rebounded in response to Chinese government incentives and as signs of recovery from the global economic slowdown has allowed our customers to begin to ramp-up operations to pre-economic slowdown levels.

Cost of Goods Sold

Cost of goods sold as a percentage of revenues during the three and nine months ended September 30, 2009 were approximately 96% and 90%, respectively, compared to 88% and 89% for the comparable periods in 2008. These increases were mainly due to a sales price reduction we agreed to in light of the market price of chromium at the time of delivery to a customer in the third quarter of 2009.  Overall, our gross profit margin decreased to approximately 4% and approximately 10% for the three and nine months ended September 30, 2009 as compared to approximately 12% and approximately 11% for the same periods in 2008.

Total Operating Expenses

Operating expenses for the three and nine months ended September 30, 2009 increased approximately 32% and approximately 103% over the comparable periods of 2008, respectively.  Operating expenses as a percentage of revenues were 2% and 3% for the three and nine months ended September 30, 2009, respectively, compared to 2% for the comparable periods of 2008. The increase in our operating expense is due to an increase in both selling expenses and general and administrative expenses.  Selling expense increased by approximately $78,000 and $459,000 over the prior three and nine months, respectively mainly due to higher selling expenses associated with a larger sales staff and higher salaries needed to retain talent, and  higher  inspection and warehousing fees on larger quantities of goods we were required to warehouse pending delivery to customers. Our general and administrative cost increased by approximately $31,000 and $281,000 over the prior three and nine month period, respectively mainly due to higher salaries and an increase in professional fees for regulatory compliance associated with our SEC reporting obligations. While we will seek to contain our operating expenses to the extent possible without negatively impacting our business, we expect these costs to stay within 2-3% of revenues through the end of 2009.

Total Other Expense

Total other expense decreased approximately $32,000 for the three months ended September 30, 2009 and increased $1.3 million for the nine months ended September 30, 2009.  Total other income and expense includes interest expense, interest income, bank charges, government subsidy income, and penalties and fines.  Interest expense increased approximately $41,000 and $35,000 for the three and nine months ended September 30, 2009, respectively. This increase is due to higher interest expense associated with the $20.3 million debt obligations we have incurred in connection with our trading and recycling facility construction.   This increase in expense was partially offset by an increase in government subsidy income of approximately $11,000 and $52,000 for the three and nine months ended September 30, 2009, respectively.  This subsidy income is related to Chinese government stimulus initiatives beginning in 2009.   For the nine months of 2009, the change to other expense from other income for the comparative period in 2008 is mainly due to a one-time gain of $1.2 million related to a contract termination we recognized during the three months ended June 30, 2008, this gain was not repeated in 2009.  We expect other expense to continue to be about 1% of revenues through the end of 2009.

Income Tax Expense

Income tax expense for the three and nine months ended September 30, 2009 increased by $730,626 and $344,735 respectively compared to the comparable periods of 2008, respectively. This increase is due to an income tax accrual we made based on an analysis of the applicability of a potential 16.5% income tax on the operations of our Hong Kong subsidiary during the nine months of 2009.  Our income tax accrual and the related expense is an estimate and will be reevaluated at the end of 2009.

Net Income (Loss)

For the three months ended September 30, 2009 our net loss was ($859,959) and for the nine months ended September 30, 2009 our net income was $2,637,736.  These amounts represented a decrease of approximately 163% and 33%, respectively, over the comparable periods in 2008 and were mainly due to a $1.1 million income tax expense in the third quarter of 2009 and a lower gross profit margin.

Comprehensive Income

For the three and nine months ended September 30, 2009 our comprehensive (loss) income amounted to ($819,090) and $2,620,205, respectively.  Comprehensive income consists of our net (loss) income and foreign currency translation gain (loss).  The functional currency of two of our subsidiaries operating in the PRC is the Chinese dollar or RMB. The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations.  As a result of these translations, we reported a foreign currency translation gain of $40,869 for the third quarter of 2009 and a gain of $183,363 for the third quarter of 2008, and for the nine months of 2009 a loss of $17,532 and a gain of $497,263 for the nine months of 2008. These non-cash gains and losses had the effect of increasing our reported comprehensive income for the third quarter of 2009 and decreasing our reported comprehensive income for the nine months of 2009.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. At September 30, 2009 and December 31, 2008 we had cash and cash equivalents of $4,715,817 and $3,253,533, respectively.  At September 30, 2009 our working capital was approximately $12.8 million as compared to approximately $10.7 million at December 31, 2008. We have historically met our liquidity requirements utilizing internally generated cash derived from our operations, raising capital by selling our common stock and warrants and debt financing.

On September 3, 2009, we entered into a RMB 70 million (equivalent to $8,931,306 at September 30, 2009) line of credit facility (“Line of Credit”) with the Bank of China.  The proceeds from the Line of Credit are designated for property, plant and equipment expenditures related to our scrap metal recycling facility and is secured by these assets in addition to our land use right on which this facility is being constructed.  The Line of Credit expires on September 3, 2012.  As of September 30, 2009, we drew RMB 50 million (equivalent to U.S. $7,312,507) of the Line of Credit with RMB 20 million (equivalent to U.S. $1,618,799 at September 30, 2009) remaining available to us.

On September 13, 2009, we borrowed $7,637,615 from Raiffeisen Zentralbank Österreich AG in China to finance the purchase of inventory that was subject to a contract for resale to one of our customers at the time of the loan. The loan accrues interest at rate of 3.30% per annum payable monthly, with the principal due February 3, 2010.  The loan was secured by the inventory which was purchased with the proceeds of the loan and the contract for its sale and personally guaranteed by Kexuan Yao, our Chief Executive Officer and Chairman.  This loan was repaid on November 13, 2009 upon receipt of payment from our customer in connection with the completion of the sale of the inventory.

In addition, on September 26, 2009, we borrowed $5,338,076 from Guangdong Development Bank in China to finance the purchase of additional inventory that was subject to a contract for resale to one of our customers at the time of the loan. The loan accrues interest at rate of 6.30% per annum payable monthly, with the principal due January 26, 2010.  The loan was secured by the inventory which was purchased with the proceeds of the loan and the contract for its sale. We completed delivery of the goods in connection with this transaction and expect to repay this loan when we receive payment from our customer which is due prior to the date the loan matures.

       As of September 30, 2009, we have invested a total of approximately $14.5 million for construction and equipment purchases for the first phase of our scrap metal recycling facility with approximately $1.8 million being invested by us in the third quarter of 2009. These capital expenditures were derived from our cash flow, a portion of the net proceeds from our 2008 offering (approximately $6.0) and the proceeds from our Line of Credit ($7.3 million).  It does not appear that we will need to secure additional investment capital and/or bank and vendor financing to complete the first phase of our scrap metal recycling facility. While we expect to expand the production capacity of our planned recycling facility after completion of the first phase of construction, we have not set a timeframe for this expansion.  Also, we have not determined how we plan to finance future expansion of our recycling facility and unless we can obtain additional financing, we will be unable to complete construction of additional phases of our scrap steel recycling facility. There is no assurance, however, that we will be successful in obtaining the additional financing that we require for additional phases or that such financing may not be on terms deemed to be desirable to our management. Furthermore, in the event we are successful, there is no assurance that such investment will result in enhanced operating performance and any inability on our part to secure additional financing over the next 12 months, if needed, could have a material adverse effect on our growth plans.

A majority of our cash reserves, $4,016,176 or approximately 95% at September 30, 2009, is held in the form of RMB held in bank accounts at financial institutions located in the PRC. Cash held in banks in the PRC is not insured. The value of cash on deposit in China at September 30, 2009 has been translated based on the exchange rate as of September 30, 2009.  In 1996, the Chinese government introduced regulations which relaxed restrictions on the conversion of the RMB; however restrictions still remain, including but not limited to restrictions on foreign invested entities.  Foreign invested entities may only buy, sell or remit foreign currencies after providing valid commercial documents at only those banks authorized to conduct foreign exchanges.  Furthermore, the conversion of RMB for capital account items, including direct investments and loans, is subject to PRC government approval.  Chinese entities are required to establish and maintain separate foreign exchange accounts for capital account items.  We cannot be certain Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB, especially with respect to foreign exchange transactions.  Accordingly, cash on deposit in banks in the PRC is not readily deployable by us for purposes outside of China.

Our current assets at September 30, 2009 increased 189% from December 31, 2008; this reflects increases in current asset items including inventories of $31.1 million, accounts receivable of $6.5 million, prepayments and other current assets of $3.8 million, and deposits on future construction of $2.8 million. These increases were partially offset by a decrease in advances on purchases of $1.8 million.

Our current liabilities increased 324% at September 30, 2009 from December 31, 2008; this reflects an increase in accounts payable of $31.1 million, loans payable of $10.1 million and accrued expenses and other liabilities of $2.5 million which were partially offset by decreases in customer deposits of $0.5 million.

Pledged deposits increased approximately $507,000 at September 30, 2009 from December 31, 2008.  The Company makes these pledged deposits with financial institutions as collateral to Letters of Credit; the amounts will be released to pay vendors upon acceptance of goods.

Our accounts receivable, net of allowance for doubtful accounts, increased approximately $6.5 million mainly due to extension of credit terms given to our customers.  All of our accounts receivables are aged less than 90 days.

Due from related parties increased approximately $1.5 million at September 30, 2009 from December 31, 2008.  This amount was advanced to Prime Armet Group, Inc., a company controlled by Kexuan Yao, our Chairman and Chief Executive Officer, which  acted as a third party payor in order to facilitate a foreign exchange payment for equipment to be delivered to and incorporated into our recycling facility. Upon delivery of the equipment, this due from related party will be reclassified to property, plant, and equipment.

Inventories increased approximately $31.1 million at September 30, 2009 from December 31, 2008 mainly due to timing differences between our receipt of product and shipment to our customers.  We hold inventory for short periods of time, normally less than one month, in situations where our customer has not accepted the shipment or delays in shipment occur.  Along with this increase in inventory, accounts payable also increased $31.1 million from December 31, 2008 mainly due to similar timing differences as we normally pay for any goods held as inventory after we receive payment from our customer upon delivery.

Advances on purchases decreased approximately 50% at September 30, 2009 from December 31, 2008, and consisted of prepayments to vendors for merchandise and deposits on pending purchases. These advances on purchases are customary in our business and helps us secure inventory below prevailing market prices, thereby providing us with a better opportunity to increase our gross profit margins.

Our prepayment and other current assets increased approximately $3.9 million at September 30, 2009 from December 31, 2008.  These were due to prepayments and deposits for start-up costs and deposits related to our recycling operation in Lianyungang in preparation for operations to begin at the recycling facility in the first quarter of 2010.  The prepayments include a $1.5 million guarantee deposit to the recycling equipment vendor, $1.0 million in prepaid expenses related to the recycling facility, and $800,000 in prepaid expenses related to the trading business.  This in an increase from prepaid expenses related to the recycling facility of $150,000 and prepaid expenses related to the trading business of $230,000 at December 31, 2009.  Additionally, deposits on future construction increased $4.3 million for prepaid construction costs also related to our recycling operation.

   Loans payable increased approximately $10.1 at September 30, 2009 from December 31, 2008 as a result of approximately $13.0 million in short-term borrowings in the third quarter of 2009 to finance inventory purchases partially offset by repayments.  The short-term borrowings in the third quarter of 2009 carry interest rates ranging from 3.3% to 7.85%.

Advance from stockholder decreased approximately $188,000 at September 30. 2009 from December 31, 2008.  Our Chairman and CEO, Mr. Kexuan Yao has advanced us funds for working capital purposes.  We repaid approximately $60,000 during the third quarter of 2009 and $188,000 during the nine months ended September 30, 2009.

Customer deposits decreased 87% at September 30, 2009 from December 31, 2008.  This decrease is due to timing of customer orders and amounts that we require for deposits.  We recognize customer deposits as revenue when the goods have been delivered and risk of loss has transferred to the customer either at the port of origin or port of destination based on the shipping terms we agree to with our customer.

Accrued expenses and other current liabilities increased to approximately $2.5 million at September 30, 2009 from December 31, 2008.  This line item consists of accrued expenses and other payables related to shipping fees.  These expenses are due to timing differences of shipments and payments of our payables as compared to 2008.

Long-term debt increased approximately $7.3 million at September 30, 2009 from December 31, 2008 due to a bank loan, the proceeds of which were used for purchases of property, plant and equipment related to the construction of our scrap metal recycling facility. The term of the loan is for a period of three years bearing interest at the rate of 5.4% per annum and is secured by our fixed assets and land use right.

Statement of Cash Flows

As of September 30, 2009, our cash increased approximately $1.5 million to $4.7 million. This increase consisted of $3.1 million used in operating activities, $12.7 million used in investing activities, and $17.6 million provided by financing activities. Our cash increase of approximately $3.2 million at September 30, 2008 consisted of $9.5 million used in operating activities, $354,000 used in investing activities, and $12.9 million provided by financing activities.

Cash (Used in) Provided by Operating Activities

For the nine months ended September 30, 2009 cash used in operations of $3.1 million was mainly comprised of outflows related to an increase in inventories of $31.2 million, a increase in accounts receivable of $6.5 million, and an increase in prepayments of $3.9 million.  These outflows were partially offset by cash provided by our net income of $2.6 million, and cash provided by an increase in accounts payable of $31.0 million, increase in accruals of $2.5, and decrease in advance on purchases of $1.8 million

For the nine months ended September 30, 2008 cash used in operations of $9.5 million included an increase in accounts receivables of $12.8 million due primarily to longer payment terms extended to clients during the three months ended September 30, 2008, prepayments and other current assets of $744,785, and an increase in advances on purchases of $5.7 million. These outflows were partially offset by an increase in accounts payables of approximately $2.5 million, deposits from customers of $1.9 million, taxes payable of approximately $785,000, accrued expenses and other current liabilities of approximately $442,000, and net income of $3.9 million.

Cash Used in Investing Activities

For the nine months ended September 30, 2009 cash used in investing activities of $12.7 million was due to purchases of property and equipment associated with our recycling facility construction project during the period of $7.9 million, deposits for future construction of $2.8 million, increase in advances to related parties of $1.5 million and payments made towards pledged deposits of $506,621.

For the nine months ended September 30, 2008 cash used in investing activities of $354,154 was mainly due to net payments toward pledged deposits of $196,917 and purchases of property and equipments of $168,743.

Cash Provided by Financing Activities

For the nine months ended September 30, 2009 cash provided in financing activities of $17.6 million, consisted of proceeds from short-term loans of $10.1 million, used to finance the purchase of inventories, proceeds from long-term debt of $7.3 million, for property, plant and equipment purchases related to our scrap metal recycling facility, and proceeds from the exercise of warrants of $435,500 partially offset by repayments of short-term loan payable of $2.9 million, and payments to related parties of $187,626.

For the nine months ended September 30, 2008 cash provided by financing activities of $12.9 million was due to proceeds from loans payable of $7.5 million and proceeds from the sale of common stock of $6.6 million partially offset by amounts repaid to related parties of $921,236 and payment of forward foreign exchange contracts of $344,670.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

In December 2007 the FASB issued Accounting Standard, or AS, Topic 805, Business Combinations, or AS 805, which established principles and requirements for the acquirer of a business to recognize and measure in its financial statements the identifiable assets (including in-process research and development and defensive assets) acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. AS 805 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Prior to the adoption of AS 805, in-process research and development costs were immediately expensed and acquisition costs were capitalized. Under AS 805 all acquisition costs are expensed as incurred. The standard also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. In April 2009 the FASB updated AS 805 to amend the provisions for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. This update also eliminates the distinction between contractual and non-contractual contingencies. We expect AS 805 will have an impact on our consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the January 1, 2009 effective date.

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

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This report contains forward-looking statements. The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. A list of factors that could cause our actual results of operations and financial condition to differ materially is set forth below, and these factors are discussed in greater detail under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008:

•	Continued global economic weakness is expected to reduce demand for our products.
•	Our ability to obtain sufficient capital to fund our planned expansion and construction of a scrap steel recycling facility.
•	Fluctuations in raw material prices may affect our operating results as we may not be able to pass on cost increases to customers.
•	Our ability to service debt obligations.
•	Our ability to manage growth in operations to maximize our potential growth and achieve our expected revenues.
•	Our organic growth strategy, if unsuccessful, may result in a negative impact on our growth, financial condition, results of operations and cash flow.
•	Our ability to successfully complete construction of our proposed scrap steel recycling facility, or, even if constructed, our ability to operate the proposed recycling facility profitably.
•	Our ability to successfully implement our acquisition growth strategy and meet growth and revenue expectations.
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

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).  In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Pursuant to Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors

Debt Repayment

As of September 30, 2009, we had approximately $7.3 million of long-term debt and $13.0 million of short term debt. Our ability to meet our cash requirements, including our debt service obligations, is dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are or may be beyond our control. We cannot provide assurance that our business will generate sufficient cash flows from operations to fund these cash requirements, including our debt service obligations. If we are unable to meet our cash requirements from operations, we would be required to obtain alternative financing. The degree to which we may be leveraged as a result of the indebtedness we have incurred could materially and adversely affect our ability to obtain financing for working capital, acquisitions or other purposes, could make us more vulnerable to industry downturns and competitive pressures or could limit our flexibility in planning for, or reacting to, changes and opportunities in our industry, which may place us at a competitive disadvantage. There can be no assurance that we would be able to obtain alternative financing, that any such financing would be on acceptable terms or that we would be permitted to do so under the terms of existing financing arrangements. In the absence of such financing, our ability to respond to changing business and economic conditions, make future acquisitions, react to adverse operating results, meet our debt service obligations or fund required capital expenditures could be materially and adversely affected.

Additional risk factors describing the major risks to our business can be found under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008. Other than the risk factor discussed above, there has been no material change in our risk factors from those previously discussed in the Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

     None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

On September 3, 2009, we entered into a RMB 70 million (equivalent to $8,931,306 at September 30, 2009) line of credit facility (“Line of Credit”) with the Bank of China which provides for an interest rate of 5.4% per annum payable monthly with principal due September 7, 2012.  The proceeds from the Line of Credit are designated for property, plant and equipment expenditures related to our scrap metal recycling facility and is secured by these assets in addition to our land use right on which this facility is being constructed.  The Line of Credit expires on September 3, 2012.  As of September 30, 2009, we drew RMB 50 million (equivalent to U.S. $7,312,507) of the Line of Credit with RMB 20 million (equivalent to U.S. $1,618,799 at September 30, 2009) remaining available to us.

On September 13, 2009, we borrowed $7,637,615 from Raiffeisen Zentralbank Österreich AG in China to finance the purchase of inventory that was subject to a contract for resale to one of our customers at the time of the loan. The loan accrues interest at rate of 3.30% per annum payable monthly, with the principal due February 3, 2010.  The loan was secured by the inventory which was purchased with the proceeds of the loan and the contract for its sale and personally guaranteed by Kexuan Yao, our Chief Executive Officer and Chairman.  This loan was repaid on November 13, 2009 upon receipt of payment from our customer in connection with the completion of the sale of the inventory.

In addition, on September 26, 2009, we borrowed $5,338,076 from Guangdong Development Bank in China to finance the purchase of additional inventory that was subject to a contract for resale to one of our customers at the time of the loan. The loan accrues interest at rate of 6.30% per annum payable monthly, with the principal due January 26, 2010.  The loan was secured by the inventory which was purchased with the proceeds of the loan and the contract for its sale. We completed delivery of the goods in connection with this transaction and expect to repay this loan when we receive payment from our customer which is due prior to the date the loan matures.

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

China Armco Metals, Inc.

Date: November 23, 2009	By:	/s/ Kexuan Yao
Kexuan Yao
CEO and Chairman
(Principal executive officer)

Date: November 23, 2009	By:	/s/ Fengtao Wen
Fengtao Wen
Chief Financial Officer
(Principal financial and accounting officer)