Form 10-Q/A
period 2009-09-30
China Armco Metals, Inc.
filed 2009-11-25
CIK 1410711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
(Amendment No. 1)
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

EXPLANATORY PARAGRAPH

China Armco Metals, Inc.  (the “Company”) is filing this Quarterly Report on Form 10-Q/A (Amendment No. 1) for the period ended September 30, 2009 (the “Form 10-Q/A”) for the sole purpose of revising Notes 5 and 10 of the Notes to Consolidated Financial Statements (unaudited) appearing on pages 14 and 18 of its Form 10-Q filed with the U.S. Securities and Exchange Commission on November 24, 2009 (the “Form 10-Q”).  Note 5 was revised to clarify the collateral pledged on the loan payables for the thrid quarter of 2009. Note 10 in the Company’s 10-Q was revised to correct a clerical error that inadvertently included historical information related to the Company's customers and credit concentrations at June 30, 2009.  This Form 10-Q/A updates this information as of September 30, 2009 and contains currently dated certifications as Exhibits 31.1, 31.2 and 32.1.  No attempt has been made in this Form 10-Q/A to modify or update any other information presented in the Form 10-Q as previously filed nor does this Form 10-Q/A reflect events occurring after the filing of the Form 10-Q or modify or update those disclosures that may be affected by subsequent events.

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
September 30, 2009 and 2008 – Continued

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
September 30, 2009 and 2008 - Continued

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

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset?痵 expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.  The Company determined that there were no impairments of long-lived assets as of September 30, 2009 or 2008.

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
September 30, 2009 and 2008 – Continued

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
September 30, 2009 and 2008 – Continued

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
September 30, 2009 and 2008 – Continued

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
September 30, 2009 and 2008 – Continued

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
September 30, 2009 and 2008 – Continued

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
September 30, 2009 and 2008 – Continued

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

China Armco Metals, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements  (Unaudited)
September 30, 2009 and 2008 – Continued

NOTE 3 – PLEDGED DEPOSITS

Pledged deposits at September 30, 2009 and December 31, 2008 consisted of the following:

	September 30, 2009	December 31, 2008
Pledged deposits for letter of credit (1)	$506,621	$-

Total	$506,621	$-

(1)	The Company made the pledged deposits with financial institutions as collateral for the issuances of letters of credit, which will be released to pay vendors upon receipt of goods.

NOTE 4 – INVENTORIES

Inventories at September 30, 2009 and December 31, 2008 consisted of the following:

	September 30, 2009	December 31, 2008
Goods purchased	$31,324,907	$197,402

Total	$31,324,907	$197,402

NOTE 5 – SHORT-TERM LOANS PAYABLE

Short-term loans payable at September 30, 2009 and December 31, 2008 consisted of the following:

	September 30, 2009	December 31, 2008
Loan payable to a financial institution, guaranteed by the Company’s chairman and Chief Executive Officer, with interest at 7.80% per annum payable monthly, with principal due and paid January 15, 2009.	$-		$1,414,345
Loan payable to a financial institution, guaranteed by the Company’s chairman and Chief Executive Officer, with interest at 7.85% per annum payable monthly, with principal due and paid January 15, 2009.	-		1,500,000
Loan payable to a financial institution, collateralized by certain of the Company's inventory and guaranteed by the Company’s chairman and Chief Executive Officer, with interest at 3.30% per annum payable monthly, with principal due and paid November 13, 2009.	7,637,615		-
Loan payable to a financial institution, collateralized by certain of the Company's inventory, with interest at 6.30% per annum payable monthly, with principal due and payable on January 26, 2010. None of the principal has been repaid as of November 23, 2009	$5,338,076	$
	$12,975,691		$2,914,345

China Armco Metals, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements  (Unaudited)
September 30, 2009 and 2008 – Continued

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
September 30, 2009 and 2008 – Continued

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
September 30, 2009 and 2008 – Continued

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
September 30, 2009 and 2008 – Continued

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

NOTE 10 – CONCENTRATIONS AND CREDIT RISK

Customers and Credit Concentrations

Customer concentrations for the interim period ended September 30, 2009 and 2008 and credit concentrations at September 30, 2009 and December 31, 2008 are as follows:

	Net Sales for the Interim Period Ended		Accounts receivable at
	September 30, 2009	September 30, 2008	September 30, 2009	December 31, 2008
Customer #206010 LianYunGang Jiaxin	0.5%	0.2%	-	50.9%
Customer #122015 ZheJiang JuXiong	-	8.7%	-	21.9%
Customer #206048 Shandong YongJia	11.8%	-	5.3%	-
Customer #122007 QingDao HuaQing	-	9.3%	4.4%	23.8%
Customer #206030 Tanjin Yayi	-	34.9%	-	-
Customer #122018 Sundial Metals and Mineral	33.7%	-	13.8%	-
Customer #206020 Sichuan LeShan XinHe	13.0%	-	32.0%	-
Customer #122003 Zhongji NingBo	16.7%	43.4%	40.8%	2.3%
Total	75.7%	96.5%	96.3%	98.9%

A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition.

China Armco Metals, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements  (Unaudited)
September 30, 2009 and 2008 - Continued

Vendor Concentrations

Vendor purchase concentrations for the interim period ended September 30, 2009 and 2008 and accounts payable concentration at September 30, 2009 and December 31, 2008 and are as follows:

	Net Purchases for the Interim Period Ended		Accounts Payable at
	September 30, 2009	September 30, 2008	September 30, 2009	December 31, 2008
Vendor #126010 ZhongJi NingBo	-	-	9.7%	59.3%
Vendor #204006 BestonHoldings	-	18.5%	4.8%	32.2%
Vendor #126026 Henan Huichuang	13.3%	-	-	-
Vendor #204019 Sipex	-	13.4%	-	-
Vendor #204031 Novo Commodities Ltd	31.5%	-	81.8%	-
Vendor #204030 Granton Natrusl Presoures	15.6%	-	0.4%	-
Vendor #126021 TianJin JiaXuanHua	-	36.2%	0.1%	0.5%
Vendor #204024 Honor Resouse	-	20.0%	-	-
Total	60.4%	88.1%	96.8%	92.0%

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

NOTE 10 - FOREIGN OPERATIONS

Operations

Substantially all of the Company’s operations are carried out and all of its assets are located in the PRC.  Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC.  The Company's business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency fluctuation and remittances and methods of taxation, among other things.

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
September 30, 2009 and 2008 – Continued

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

China Armco Metals, Inc.

Date: November 25, 2009	By:	/s/ Kexuan Yao
Kexuan Yao
CEO and Chairman
(Principal executive officer)

Date: November 25, 2009	By:	/s/ Fengtao Wen
Fengtao Wen
Chief Financial Officer
(Principal financial and accounting officer)