Form 10-K
period 2009-12-31
China Armco Metals, Inc.
filed 2010-03-31
CIK 1410711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 001-34631

CHINA ARMCO METALS, INC.
(Exact name of registrant as specified in its charter)

NEVADA	26-0491904
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Waters Park Drive, Suite 98 San Mateo, California	94403
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 212-7620

Securities registered under Section 12(b) of the Act:

Title of each class registered:	Name of each exchange on which registered:
Common Stock, par value $0.001	NYSE Amex LLC

Securities registered under Section 12(g) of the Act:
None (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ]   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its Corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ ]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K.   [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
	[ ]		[ ]
Non-accelerated filer (Do not check if a smaller reporting company)	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ]  No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $9,608,898 on June 30, 2009.

As of March 29, 2010, the registrant had  11,727,724 shares of its common stock outstanding.

Documents Incorporated by Reference:

Portions of the Registrant’s definitive proxy statement relating to its 2009 Annual Meeting of Shareholders, to be filed no later than 120 days after the close of the Registrant’s year ended December 31, 2009, are hereby incorporated by reference in Part III of this Annual Report on Form 10-K.

CHINA ARMCO METALS, INC.

PART I

ITEM 1.  BUSINESS

Overview

China Armco Metals, Inc. (“we”, “us”, “our” or “China Armco”) is a U.S. company that imports, sells and distributes a variety of metal ore to the metal refinery industry in the Peoples Republic of China (“PRC”). Also, in March 2010 we began operating a scrap metal recycling facility we recently constructed in the Banqiao Industrial Zone of Lianyungang Economic Development Zone in the Jiangsu province of the PRC capable of producing 1 million metric tons of recycled metal per year.  Prior to June 27, 2008, we operated a fertilizer distribution business in the United States which we no longer operate.

Our Metal Ore Products and Distribution Business

We import, sell and distribute metal ore and non-ferrous metals to the metal refinery industry in China.  Our products include a range of metal ore such as iron ore, coal, chrome ore, nickel ore, copper ore, scrap metal, and manganese ore.  We obtain metal ore from global suppliers in Brazil, India, South America, Oman, Turkey, Nigeria, Indonesia and the Philippines.  We have established strong relationships with our clients and service their needs through our internal sales representatives.

We have established cooperative business relationships with global suppliers of metal ore and the PRC’s large iron and steel enterprises.  We enter into either long-term contracts with both suppliers and customers or spot price contracts based on market conditions and availability of supply.  Overseas supplier’s ship cargo to a designated seaport in the PRC and, in most of cases, the cargo is then shipped to customers directly. Payments are made in the form of telegraphic transfer (T/T) and by a letter of credit, depending on the transaction terms specified in the contract. Our customer or supplier is generally responsible for all shipping costs.

Steel Industry and Market for Iron Ore

China is the largest developing country in the world, and the demand for steel has been growing steadily over the past decade as the country continues to experience an industrial revolution.  We believe that domestic steel production will continue to increase at current levels as the PRC continues to grow.  The steel industry is an important basic industry of the PRC’s national economy, and it plays a vital role in the PRC’s recent industrialization efforts.  According to the World Steel Association, worldwide steel production reached 1,220 million metric tons for 2009.  This represented a decrease of 8.0% compared to 2008.  Steel production in the PRC reached 567.8 million metric tons in 2009, an increase of 13.5% compared to 2008. The PRC’s share of world steel production continued to grow in 2009 producing 47% of world total crude steel, an increase of 9 percentage points compared to 2008.

World demand for iron ore presently exceeds supply, exerting sustained upward pressure on prices. The biggest demand factor is China, which has accounted for 86% of overall demand growth since 2006. China is the largest producer and consumer of iron ore, representing approximately 54% and 35% of global demand and supply respectively1. In addition, Australian Bureau of Agricultural & Resource Economics estimates that demand for iron ore is expected to increase by 8 % in 2010, higher than the demand for iron ore in the year 2009 which increased by 2%. The largest importer of iron ore is dominated by China2.

1 http://www.northlandresourcesinc.com/s/IronOreInfo.asp

2 http://paguntaka.org/2009/12/24/iron-ore-import-demand-of-china-japan-european-union-affect-increase-iron-ore-production-in-2010/

Scrap Metal Recycling Industry

The steel industry has been actively recycling for more than 150 years, in large part because it is economically advantageous to do so. Scrap metal can replace iron ore in the production of steel.  It is cheaper to recycle metal than to mine iron ore and manipulate it through the production process to form 'new' steel.  Metal does not lose any of its inherent physical properties during the recycling process, and has drastically reduced energy and material requirements than refinement from iron ore. The continued utilization of scrap metal is a vital component of the domestic steel manufacturing industry.  Every ton of steel recycled saves 2,500 pounds of iron ore; 1,400 pounds of coal, and 120 pounds of limestone3. The energy saved by recycling reduces the annual energy consumption of the industry by about 75%.

China's scrap metal imports reached nearly 14 million tons in 2009 compared to 3.6 million tons in 2008. However, Chinese steel mills' scrap metal stockpiles remained at a low level through the whole year. In 2009, steel mills only stockpiled an estimated 30 percent, on average, of their total scrap metal usage which suggests scrap metal traders were stockpiling large amounts of scrap metal in expectation of a price rise. This caused China's scrap metal to be in relatively short supply in 20094.

China's crude steel consumption is expected to increase by 50 million tons in 2010, which means demand for scrap metal will continue to be strong5. According to an analysis on international and domestic macroeconomic factors, it is expected that the demand for scrap metal in 2010 will be 85 million metric tons based on 2009 steel production levels. In addition, projected demand from the equipment manufacturing industry, casting industry, hardware industry and small steel plant consumption is estimated to result in China’s total demand for scrap metal in 2010 of 95million metric tons. 6

The scrap metal recycling industry in the PRC is highly fragmented and there are a few major recycling companies in the PRC market. Crude steel producers have their own scrap metal processing facilities to partially meet the production demand.  At the same time, the companies specializing in processing and distribution of scrap metal have quickly developed in recent years. There are about 15 scrap metal companies capable to process 200,000 metric tons annually7. Of the 83 million tons of scrap metals consumed by China in 2009, 10 million tons of scrap metals were supplied by these companies8. There are more than 2,000 scrap metal recycling companies with the average volume for each producer being less than 11,000 metric tons per year. In 2010, the amount of scrap metal accumulated from the community are 1.95 billion tons, when scrap metal production is 81 million metric tons. Base on the actual precaution rate of 67%, the actual scrap metal production in 2010 will be 55 million metric tons.9

3 http://www.journalofcommerce.com/article/id23321/steel

4 http://www.interfax.cn/news/12541

5 http://www.interfax.cn/news/12541

6 http://74.125.47.132/search?q=cache:S4B7jsDeydcJ:www.xddsteel.com/news/2010128/n40798208.aspx+%C2%B7+2009%E5%B9%B4%E5%BA%9F%E9%92%A2%E5%B8%82%E5%9C%BA%E5%9B%9E%E9%A1%BE%E4%B8%8E2010%E5%B9%B4%E5%B1%95%E6%9C%9B&cd=17&hl=en&ct=clnk&gl=us

7 http://www.chinascrap.org.cn/mrgz/gnxx/2008-11-06/12449.shtml

8 http://www.chinascrap.org.cn/mrgz/gnxx/2010-02-04/15734.shtml

9 http://www.chinascrap.org.cn/sbyjs/fgjgxsb/2009-08-14/14129.shtml

The PRC identified the scrap metal recycling industry as a way to minimize the use of scarce natural resources and reduce energy consumption and emissions in the steel manufacturing industry.   In July 2005, the PRC’s “Steel Industry Development Policy” recommended that domestic steel producers increase the use of scrap metal in the production of steel.  The PRC also implemented a preferential tax policy that gives Armet Lianyungang an exemption from income tax in 2008 and 2009 followed by a 50% income tax exemption for 2010 through 2012.  In February 2006, The National Development and Reform Commission of China (“NDRC”), The Ministry of Science and Technology of China, and The Ministry of Environmental Protection of China jointly issued the “Automotive Products Recycling Technology Policy”.  Under the terms of this policy, auto makers are charged with the responsibility to recover and recycle abandoned vehicles.  We believe that this newly promulgated law will increase the availability of raw materials necessary for scrap metal recycling.

Scrap Metal Recycling and Development of Recycling Facility

Scrap metal recycling operations encompass buying, processing and selling of ferrous and non-ferrous recycled metals. In March 2010 we began operating the first phase of a recently constructed scrap metal recycling facility in the Banqiao Industrial Zone of Lianyungang Economic Development Zone in Jiangsu Province located on 32 acres of land.  Our facility is located approximately 3 miles from Lianyungang Port, one of the ten largest deep water seaports in the PRC, and one of the top 100 deep water ports in the world with annual cargo-handling capacity of approximately 120 million metric tons per year. After completion of testing and once operating at full capacity, the scrap metal recycling facility is expected to have a production capacity of 1 million metric tons of recycled scrap metal annually.

Construction of the first phase of the scrap metal recycling facility, equipment costs and the purchase of land use rights for 32 acres cost approximately $25.6 million. The recycling facility includes a scrap metal cutting production line, a large scrap metal cutting line, light thin waste/thin metal packing line and a preproduction facility that includes an automobile dismantling line, scrap metal grasping machines, strap transportation machines, radiation detection equipment, factory, administrative and operations offices, material pile stock and load meters.  We financed construction of this facility through a combination of net proceeds from the offering of our securities which we closed in August 2008, cash flow and vendor and debt financing.

Competitive Strengths and Business Strategy

Scrap Metal Recycling Facility Expansion

Beginning in the third quarter of 2008, we embarked on a strategy to enter into the scrap metal recycling business.  Toward that end management constructed a scrap metal recycling facility in the Banqiao Industrial Zone of Lianyungang Economic Development Zone in the Jiangsu province of the PRC.  We believe this facility offers several competitive advantages when compared to other metal recyclers in the PRC.  First, the facility is strategically located near the port of Lianyungang and is in close proximity to both shipping and rail facilities to access raw materials as well as distribute processed metals to a large geographic area in China to the North and South.  Second, there are two State owned steel manufacturing facilities currently under construction in the Banqiao Industrial Zone, each capable of producing 10 million metric tons of steel on an annual basis.  These facilities are both within 2 kilometers of our new recycling facility.  Third, our recycling facility uses U.S. made state of the art recycling equipment making our operations among the most technologically advanced in the PRC.

We believe these advantages coupled with management’s experience in the metal ore distribution and steel manufacturing business, will enable us to grow the recycling business substantially in the coming years. To date we entered into an agreement in March of 2010 with a steel producer in China to provide up to 23,000 metric tons of scrap metal over the next 10 months.  Our ability to deliver on the maximum amount of scrap under this agreement will largely depend on our ability to secure a reliable source of the necessary raw materials. In addition,  we intend to devote a significant amount of capital toward the purchase of the materials necessary to deliver on this and other potential contracts derived from our expansion efforts.  As part of our future growth plans we intend to focus our scrap sourcing efforts in several areas.  Our proximity to a major port enables us to opportunistically source from abroad and our investment in automobile dismantling lines at our new facility enables us to capitalize on the bi-products of the rapidly growing automobile industry in China. Additionally, we intend to work with a number of domestic providers of scrap giving us numerous sources to take advantage of the most competitive prices.

Should we be successful in this new business, we intend to expand the capacity of our current metal recycling facility and have begun to formulate a plan for the second phase of these operations.  The next phase would include an expansion to increase our production capacity to 2,000,000 metric tons per year and construction of additional scrap automobile dismantling lines to address the emerging market demand of automobile recycling as China has become the biggest auto market in the world since 2009. While we are confident in our business plan, we intend to expand when we reach production and sales levels at our new facility that merit further investment.  Expansion of our existing facility would require a significant investment by us  and would likely require a significant capital infusion into the company.

Metal Ore Distribution Expansion

Our metal ore distribution business requires a significant amount of working capital to pay for the various ore and scrap metal we purchase and distribute to our customers in China.  We finance these purchases through a combination of various facilities including letters of credit and bank credit lines as well as with our own capital.  Our ability to obtain favorable financing is critical to our future growth.  Additionally, we have recently sought to secure longer term supply contracts to fuel our growth in this business and expand our overall gross margins.  Toward that end we signed a contract with a Brazilian company securing a 16 month supply of manganese ore for distribution in China.  We are looking to secure additional contracts for various ore and metals to further our sales expansion and are in the early stages of evaluating potential new supply opportunities.  This strategy may require a significant amount of additional capital depending on the size and nature of the terms of any contract we enter into.  We believe that this strategy will enable us to capitalize on the growth in metal imports in China.

Products and Customers

Metal Ore Operations

Products.  We buy and sell the following metal ore from time to time:

•	Iron Ore which is the raw material used to make pig iron, one of the main raw materials used to make steel. Approximately 98% of the mined iron ore is used to make steel;

•	Chrome Ore which is used to reinforce steel and, in association with high carbon, gives resistance to wear and abrasion. It is also used in heat-resisting steels and high duty cast irons;

•
Nickel Ore which is a silvery-white metal that takes on a high polish. It belongs to the transition metals, and is hard and ductile. It occurs most usually in combination with sulfur and iron in pentlandite, with sulfur in millerite, with arsenic in the mineral nickeline, and with arsenic and sulfur in nickel glance;

•	Copper Ore which is used as a heat conductor, an electrical conductor, as a building material, and as a constituent of various metal alloys;

•	Manganese Ore which is a chemical element that is used industrially as pigments and as oxidation chemicals; and

•	Steel Billet which is a section of steel used for rolling into bars, rods and sections.

•	Magnesium Ore which is used in aluminum alloying, the addition of magnesium to aluminum produces high-strength, corrosion-resistant alloys.

Customers.  We sell our metal ore products to end-users such as steel producing mills, steelmakers, foundries and brokers who aggregate materials for other large users. We enter into either long-term contracts with both suppliers and customers or through negotiated spot sales contracts which establishes the quantity purchased for the month. The price we charge for ore depends upon market demand, supply and transportation costs, as well as quality and grade of the metal ore. In many cases, our selling price also includes the cost of transportation to the destination port of the end-user.  We sell processed and nonferrous ore to end-users such as specialty steelmakers, foundries, aluminum sheet and ingot manufacturers, copper refineries and smelters, brass and bronze ingot manufacturers, wire and cable producers, utilities and telephone networks.

In 2009, the following customers accounted for over 10% of the revenue generated in our metal ore business:

Customer	2009	2008
China-Base Ningbo Foreign Trade Co., Ltd	25.1%	33.8%
Sundial metals and minerals	21.9%	-
Lianyungang Jiaxin Resources Import & Export Co., Ltd.	22.5%	21.4%
Shandong Yongjia Import & Export Co, Ltd.	10.0%	-

Scrap Metal Operations

In 2009, our scrap metal recycling facility was under construction so we did not process or sell any scrap metal.  We expect the facility to achieve the capacity of half million metric tons output by the end of 2010 and reach full production capacity of one million metric tons of scrap metal in 2011.  In February 2010, we entered into a contract to scrap metal, crushed aggregates, charging materials and heavy scrap to a PRC steel producer.  Under the terms of the agreement, the purchaser plans to buy 23,000 tons of a mixture of these materials on a monthly basis over a 10 month period beginning in March 2010 following our receipt of a monthly order from the buyer with pricing and terms.  Pricing will be determined on the 25th of each month to calculate the following month’s unit price per ton, and we are responsible to pay all transportation and insurance costs associated with the shipments.

In addition, we plan to sell recycled scrap metal to our existing customers and others, in reusable forms that they require.

Competition

The market for the purchase of raw scrap metal is highly competitive. We compete in the domestic market for the purchase of scrap metal with large, well-financed recyclers of scrap metal as well as smaller metal facilities and dealers. In general, the competitive factors impacting the purchase of scrap metal are the price offered by the purchaser and the proximity of the purchaser to the scrap metal source. We also compete with brokers who buy scrap metal on behalf of domestic steel mills and coordinate shipments of certain grades of processed scrap from smaller scrap dealers using shipping containers. The weaker global economy, reduced production of automobiles and fewer construction projects have resulted in reduced supply of scrap metal available.

We compete in a global market for the sale of processed recycled metal to finished steel producers. The predominant competitive factors that impact recycled metal sales are price (including shipping cost) and reliability of service, product quality and availability of scrap metal and scrap metal substitutes.

Sources and Availability of Raw Materials

Iron Ore

We obtain ferrous and non-ferrous ore from a variety of sources including mining companies, brokers and other intermediaries.  In 2009, the following suppliers accounted for over 10% of the purchases by Armco & Metawise:

Suppliers	Location	2009
Novo Commodities, Ltd.	Hongkong	36.4%
An Hui Huan-tai Metal Import & Export Co., Ltd.	China	15.3%
Henan Huichuang Shiye Ltd	China	11.2%
Granton Natural Resources	Hongkong	10.1%

Metal Recycling

In 2010 we expect to begin began to purchase scrap metal from the following sources:

•	obsolete metal which is sourced from metal dealers, retail scrap metal dealers, auto wreckers, demolition firms, railroads and others who generate scrap metal or non-ferrous metals; and

•	industrial generated materials which are sourced mainly from manufacturers who generate off cuts or by-products made from scrap metal, iron or non-ferrous metals, known as prompt or industrial metal.

We expect that the majority of our scrap metal collection and processing facility will receive raw metal via major railroad routes, waterways or major highways. Our recycling facility is located in central China in close proximity to railroad or shipping.  In addition, our recycling facility is located near two steel production facilities each with the capacity to produce 10 million tons of steel per year thereby giving us the competitive advantage of reduced freight costs because of the significant cost of freight relative to the cost of metal.

We enter into either long-term contracts with suppliers of scrap metal or through negotiated spot sales contracts which establishes the quantity purchased for the month. The price we pay for scrap metal depends upon market demand, supply and transportation costs, as well as quality and grade of the scrap metal. Among other things, the supply of these raw materials can be dependent on prevailing market conditions, including the buy and sell prices of ferrous and non-ferrous recycled metals. In periods of low prices, suppliers may elect to hold metal to wait for higher prices or intentionally slow their metal collection activities. In addition, a global slowdown of industrial production would reduce the supply of industrial grades of metal to the metal recycling industry, potentially reducing the amount of metals available for us to recycle.

GOVERNMENT REGULATION

Despite efforts to develop the legal system over the past several decades, including but not limited to legislation dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade, the PRC continues to lack a comprehensive system of laws. Further, the laws that do exist in the PRC are often vague, ambiguous and difficult to enforce, which could negatively affect our ability to do business in the PRC and compete with other companies in our segments.

In September 2006, the Ministry of Commerce (“MOFCOM”) promulgated the Regulations on Foreign Investors' Mergers and Acquisitions of Domestic Enterprises (M&A Regulations) in an effort to better regulate foreign investment in the PRC. The M&A Regulations were adopted in part as a needed codification of certain joint venture formation and operating practices, and also in response to the government's increasing concern about protecting domestic companies in perceived key industries and those associated with national security, as well as the outflow of well-known trademarks, including traditional Chinese brands.

As a U.S. based company doing business in the PRC and Hong Kong, we seek to comply with all PRC laws, rules and regulations and pronouncements, and endeavor to obtain all necessary approvals from applicable PRC regulatory agencies such as the MOFCOM, the State Assets Supervision and Administration Commission ("SASAC"), the State Administration for Taxation, the State Administration for Industry and Commerce, the  PRC Securities Regulatory Commission ("CSRC"), the State Administration of Foreign Exchange ("SAFE") and all applicable laws of Hong Kong.

Economic Reform Issues. Since 1979, the Chinese government has reformed its economic systems. Many reforms are unprecedented or experimental; therefore they are expected to be refined and improved. Other political, economic and social factors, such as political changes, changes in the rates of economic growth, unemployment, inflation, or the disparities in per capita wealth between regions within the PRC, could lead to further readjustment of the reform measures. We cannot predict if this refining and readjustment process may negatively affect our operations in future periods, particularly in relation to future policies including but not limited to foreign investment, taxation, inflation and trade.

Currency. The value of the Renminbi (“RMB”), the main currency used in the PRC, fluctuates and is affected by, among other things, changes in the PRC’s political and economic conditions. The conversion of RMB into foreign currencies such as the U.S. dollar have been generally based on rates set by the People’s Bank of China, which are set daily based on the previous day’s interbank foreign exchange market rates and current exchange rates on the world financial markets.

Environment. We are currently subject to numerous Chinese provincial and local laws and regulations relating to the protection of the environment which are highly relevant to our metal ore business and the scrap metal recycling facility we intend to construct. These laws continue to evolve and are becoming increasingly stringent. The ultimate impact of complying with such laws and regulations is not always clearly known or determinable because regulations under some of these laws have not yet been promulgated or are undergoing revision.  In 2009 we did not spend any funds related to compliance with environmental regulations

EMPLOYEES

As of March 22, 2010 we have 56 full time employees, including 2 employees in the United States and 54 employees in the PRC. We believe we have good working relationships with our employees. We are currently not a party to any collective bargaining agreements.

For our employees in the PRC, we are required to contribute a portion of their total salaries to the Chinese government’s social insurance funds, including medical insurance, unemployment insurance and job injuries insurance, as well as a housing assistance fund, in accordance with relevant regulations. We expect the amount of our contribution to the government’s social insurance funds to increase in the future as we expand our workforce and operations.

Executive Officers of the Company

The following sets forth the name and ages of each of our executive officers as of December 31, 2009 and the positions they hold:

Name	Age	Positions and Offices Held
Kexuan Yao	38	Chairman and Chief Executive Officer
Fengtao Wen	36	Chief Financial Officer
Weigang Zhao	31	Vice General Manager of Armet Lianyungang and Director

Kexuan Yao.  Mr. Yao was appointed as our Chairman of the Board of Directors and Chief Executive Officer in June 2008 in connection with our purchase of Armco & Metawise.  Mr. Yao has served as the Chairman and General Manager of Armco & Metawise since its inception in 2001.  From 1996 to 2001, Mr. Yao served as the General Manager of the Tianjian Branch for Zhengzhou Gaoxin District Development Co., Ltd.  Mr. Yao received a bachelor’s degree from Henan University of Agriculture in 1996.

Fengtao Wen.  Mr. Wen was appointed as our Chief Financial Officer in June 2008 in connection with our purchase of Armco & Metawise.  Mr. Wen has served as the accounting manager of Armco & Metawise and Henan Armco since 2005 and is responsible for supervision of financial controls and management of these entities.  From 1996 to 2005 Mr. Wen worked in the accounting department of Zhengzhou Smithing Co., Ltd.  Mr. Wen graduated from the Economics Department of Zhengzhou University in 1996.

Weigang Zhao.  Mr. Zhao was appointed as a member of our Board of Directors in June 2008 in connection with our purchase of Armco & Metawise.  Mr. Zhao has served as the Vice General Manager of Armet Lianyungang since 2007.  From 2005 through 2006 Mr. Zhao served as a manager in the supply department at Henan Anyang Steel Co., Ltd.  From 2003 through 2004 Mr. Zhao served as the marketing manager at Sinotrans Henan Co., Ltd.  Mr. Zhao graduated with a bachelor’s degree in Economics from Henan College of Finance and Economics in 2002.

Key Employees

Ji Zhang.  Mr. Ji Zhang, age 43 has served as General Manager of our subsidiary Armet (Lianyungang) Renewable Resource Co., Ltd. since June 2009 where he oversees all aspects of the operation and manufacturing of our scrap metal recycling facility. Mr. Zhang has more than 20 years experience in management, operations and marketing in the metals industry. Prior to joining Armet (Lianyungang), from 2005 to 2009, he served as executive vice general manager of the Domestic Trading Department of Fengli Group Co., Ltd., a seller of iron, raw steel and other metallic materials where he was responsible for scrap metal and iron ore trading to the steel industry. From 2005 to 2009 Mr. Zhang also served as deputy manager of Shanghai Xintai International Trading Company where he was responsible for metal trading. Mr. Zhang also served as Vice general manager of Bengbu Renewable Resource Recycling Company, a subsidiary of Anhui Yu An Group, from 2004 to 2005 where he was responsible for scrap steel collection and scrap steel trading. From 1988 to 2004, Mr. Zhang served as General Manager and a manager of Jiangsu Steel Group Inc., a steel manufacturing company where he was responsible for  scrap steel collection and steel manufacturing operations. Mr. Zhang earned a degree from Lianyungang Vocational College in 1986.

Ronglu Wu.  Mr. Ronglu Wu, age 62, has served as the Vice General Manager of Armet (Lianyungang) since July 2008 where he is responsible for the operation of its manufacturing facilities, technology support and business planning. Mr. Wu has approximate 40 years experience in steel manufacturing. From 1969 to 2008, Mr. Wu worked for South-Steel Group, Inc., a steel manufacturing company where he held various technology and management positions. Among his responsibilities, Mr. Wu served as Chief of Technology in the engineering department, principal of its new facilities preparation division, deputy manager of its recycling department, economic forecasting, and manager of its production scheduling division. Mr. Wu earned a degree from South-Steel Metallurgical School in 1969 with a major in metal smelting.

TRADEMARKS, LICENSES AND PATENTS

We do not own any trademarks. We do not consider the protection of trademarks to be important to our business.

Our Corporate History

We were formerly known as Cox Distributing, Inc., which was founded as an unincorporated business in January 1984 and became a “C” corporation in the State of Nevada on April 6, 2007.  Cox Distributing, Inc. was founded by Stephen E. Cox, our former president and chief executive officer, and engaged in the distribution of organic fertilizer products used to improve soil and growing conditions for the potato farmers of eastern Idaho.
Prior to June 27, 2008, Mr. Cox was our only employee.

On June 27, 2008, we entered into a share purchase agreement (the “Share Purchase Agreement”) and consummated a share purchase (the “Share Purchase”) with Armco & Metawise (H.K.), Ltd., a limited liability company established under the laws of Hong Kong (“Armco & Metawise”) and Feng Gao, who owned 100% of the issued and outstanding shares of Armco & Metawise.  In connection with the acquisition, we purchased from Ms. Gao 100% of the issued and outstanding shares of Armco & Metawise’s capital stock for $6,890,000 by delivery of our purchase money promissory note.  In addition, we issued to Ms. Gao a stock option entitling Ms. Gao to purchase a total of 5,300,000 shares of our common stock, par value $.001 per share at $1.30 per share which expired on September 30, 2008 and 2,000,000 shares at $5.00 per share which expires on June 30, 2010.  On August 12, 2008, Ms. Gao exercised her option to purchase and we issued 5,300,000 shares of our common stock in exchange for our $6,890,000 note held by Ms. Gao.  The 5,300,000 shares issued to Ms. Gao represented approximately 69.7% of our issued and outstanding common stock giving effect to the cancellation of 7,694,000 shares of our common stock owned by Mr. Cox.  As a result of the ownership interests of the former shareholders of Armco & Metawise, for financial statement reporting purposes, the merger between us and Armco & Metawise has been treated as a reverse acquisition with Armco & Metawise deemed the accounting acquirer and our company deemed the accounting acquiree under the purchase method of accounting in accordance with paragraph 805-40-05-2 of the FASB Accounting Standards Codification. The reverse merger is deemed a capital transaction and the net assets of Armco & Metawise (the accounting acquirer) are carried forward on our (the legal acquirer and the reporting entity) at their carrying value before the combination.  The acquisition process utilized our capital structure and the assets and liabilities of Armco & Metawise which were recorded at historical cost.  Our equity is the historical equity of Armco & Metawise retroactively restated to reflect the number of shares issued by us in the transaction.

On June 27, 2008, we amended our Articles of Incorporation, and changed our name to China Armco Metals, Inc.

Pursuant to a call option agreement, dated June 27, 2008, as amended on December 18, 2008, entered into between our Chairman and Chief Executive Officer, Kexuan Yao and Feng Gao, Mr. Yao exercised the call right to acquire 5,300,000 shares of our common stock (the “Earn In Shares”) from Ms. Gao.

Armco & Metawise was incorporated on July 13, 2001 under the laws of the Hong Kong Special Administrative Region of the People’s Republic of China (“PRC”).  Armco & Metawise engages in the import, export and distribution of ferrous and non-ferrous ore and metals, and the recycling of scrap steel.

Henan Armco and Metawise Trading Co., Ltd. (“Henan Armco”) was incorporated on June 6, 2002 in the City of Zhengzhou, Henan Province, PRC.  Henan Armco engages in the import, export and distribution of ferrous and non-ferrous ore and metals.

On January 9, 2007, Armco & Metawise formed Armet (Lianyungang) Renewable Resources Co, Ltd. (“Armet Lianyungang”), a wholly-owned foreign enterprise subsidiary in the City of Lianyungang, Jiangsu Province, PRC.  Armet engages in the recycling of scrap steel.

On June 4, 2009, we formed Armco (Lianyungang) Holdings, Ltd. (“Lianyungang Armco”), a wholly-owned foreign enterprise subsidiary in the City of Lianyungang, Jiangsu Province, PRC.  Lianyungang Armco engages in marketing and distribution of the recycling of scrap steel.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this report, before making an investment decision. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related To Our Business

We operate in a business that is cyclical and where demand can be volatile, which could have a material adverse effect on our results of operations and financial condition.

We operate in a business that is cyclical and where demand can be volatile, which could have a material adverse effect on our results of operations and financial condition. The timing and magnitude of the cycles in the business in which we operate are difficult to predict. Purchase prices for the raw materials we purchase (metal ore and scrap metal), and selling prices for our products (metal ore, scrap and recycled metal) are volatile and beyond our control. While we attempt to respond to changing raw material costs through adjustments to the sales price of our products, our ability to do so is limited by competitive and other market factors. Differences in economic conditions between the foreign markets, where we acquire our metal ore and a significant portion of our scrap metal, and the markets in the PRC, where we sell our products, could have an impact on our operating income. A significant reduction in selling prices for our products may adversely impact both our operating income and our ability to recover purchase costs from end customers. A decline in market prices for our products between the date of the sales order and shipment of the product may impact the customer’s ability to obtain letters of credit to cover the full sales amount. A decline in selling prices for our products coupled with customers failing to meet their contractual obligations may also result in a net realizable value adjustment to the average cost of inventory to reflect the lower of cost or fair market value. Additionally, changing prices could potentially impact the volume of raw materials available to us, the volume of ore and processed metal sold by us and inventory levels. The cyclical nature of our businesses tends to reflect and be amplified by changes in general economic conditions, both domestically and internationally. For example, during recessions such as the one currently being experienced, the automobile and construction industries typically experience cutbacks in production, resulting in decreased demand for steel, copper and aluminum. This can lead to significant decreases in demand and pricing for our metal ore and recycled metal.

Our business depends on adequate supply and availability of raw materials.

Our business requires raw materials that are sourced from third-party suppliers. We rely on other suppliers, as well as industry supply conditions generally, which involves risks, including the possibility of increases in raw material costs and reduced control over delivery schedules. As a result, we may not be able to obtain an adequate supply of quality raw materials in a timely or cost-effective manner.

The principal markets we serve are highly competitive.

Many factors influence our competitive position, including product differentiation, geographic location, contract terms, business practices, customer service and cost reductions through improved efficiencies. An increase in competition or our inability to remain competitive could cause us to lose market share, increase expenditures, and reduce pricing, which could have a material adverse effect on our results of operations and financial condition.

During uncertain economic conditions customers may be unable to fulfill their contractual obligations.

We enter into sales contracts preceded by negotiations that include fixing price, quantities, shipping terms and other contractual elements. Upon finalization of these terms and satisfactory completion of other contractual contingencies by us, our customers typically open a letter of credit to satisfy their obligation under the contract prior to shipment by us. Although not considered normal course of business, during uncertain economic conditions, we are at risk on consummating the transaction until successful completion of the letter of credit. As a result, the customer may not be able to fulfill our obligation under the contract in times of illiquid market conditions.

If we were to lose order volumes from any of our major customers, our sales could decline significantly and our cash flows may be reduced.

In 2009, our five largest customers were responsible for 79.0% of our total consolidated revenues. These customers purchase products from us on a spot or short term contract basis and may choose not to continue to purchase our products. A loss of order volumes from any major customer, including a related party, or a significant reduction in their purchase orders could negatively affect our financial condition and results of operations by lowering sales volumes, increasing costs and lowering profitability.

Equipment upgrades and equipment failures may lead to production curtailments or shutdowns.

We have never operated a recycling facility until March 2010.  Also, our recycling process depends upon critical pieces of equipment, including shredders and cranes, which may be out of service occasionally for scheduled upgrades or maintenance or as a result of unanticipated failures. Although construction of our recycling facilities was completed in March 2010, they are subject to equipment failures and the risk of catastrophic loss due to unanticipated events such as fires, accidents or violent weather conditions. As a result, we may experience interruptions in our processing capabilities, which could have a material adverse effect on our results of operations and financial condition.

We need additional financing to fund expansion of our recycling facility and working capital for our metal ore business which we may not be able to obtain on acceptable terms. Additional capital raising efforts in future periods may be dilutive to our then current shareholders or result in increased interest expense in future periods.

We need to raise additional capital to carry out our plans to expand the capacity of our recycling facility and increase the volume of our purchases of the metal ore we resell. Our future capital requirements depend on a number of factors, including the scope of our recycling facility expansion and the amount of available metal ore, the our ability to grow revenues from other sources, our ability to manage the growth of our business and our ability to control our expenses. Also, if we raise additional capital through the issuance of debt, this will result in increased interest expense. If we raise additional capital through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing shareholders will be reduced and those shareholders may experience significant dilution. As we will generally not be required to obtain the consent of our shareholders if we elect to expand our recycling facility or purchase more raw materials required in our operations, shareholders are dependent upon the judgment of our management in determining the number of, and characteristics of, stock issued to raise funds for these purposes and others. In addition, new securities may contain certain rights, preferences or privileges that are senior to those of our common stock. We cannot assure you that we will be able to raise the working capital as needed in the future on terms acceptable to us, if at all. If we do not raise capital as needed, our ability to expand our business will be limited.

We need to manage growth in operations to maximize our potential growth and achieve our expected revenues and our failure to manage growth will cause a disruption of our operations resulting in the failure to generate revenue.

In order to maximize potential growth in our current and potential markets, we believe that we must expand our sales and marketing operations and efficiently operate our recently constructed scrap metal recycling facility. This expansion will place a significant strain on our management and our operational, accounting, and information systems. We expect that we will need to continue to improve our financial controls, operating procedures, and management information systems. We will also need to effectively recruit, train, motivate, and manage our employees. Our failure to manage our growth could disrupt our operations and ultimately prevent us from generating the revenues we expect.

Certain agreements to which we are a party and which are material to our operations lack various legal protections which are customarily contained in similar contracts prepared in the United States.

Our subsidiaries include companies organized under the laws of the PRC and all of their business and operations are conducted in the PRC and Hong Kong. We are a party to certain contracts related to our operations in the PRC and Hong Kong.   While these contracts contain the basic business terms of the agreements between the parties, these contracts do not contain certain clauses which are customarily contained in similar contracts prepared in the U.S., such as representations and warranties of the parties, confidentiality and non-compete clauses, provisions outlining events of defaults, and termination and jurisdictional clauses.  Because our contracts in the PRC omit these customary clauses, notwithstanding the differences in Chinese and U.S. laws, we may not have the same legal protections as we would if the contracts contained these additional clauses.  We anticipate that our Chinese and Hong Kong subsidiaries will likely enter into contracts in the future which will likewise omit these customary legal protections.  While we have not been subject to any adverse consequences as a result of the omission of these customary clauses, and we consider the contracts to which we are a party to contain all the material terms of our business arrangements with the other party, future events may occur which lead to a dispute which could have been avoided if the contracts included customary clauses in conformity with U.S. standards.  Contractual disputes which may arise from this lack of legal protection could divert management's time from the operation of our business, require us to expend funds attempting to settle a possible dispute, limit the time our management would otherwise devote to the operation of our business, and have a material adverse effect on our business, financial condition and results of operations.

We depend on our key management personnel and the loss of their services could adversely affect our business.

We place substantial reliance upon the efforts and abilities of our executive officers, Kexuan Yao, our Chairman and Chief Executive Officer and Fengtao Wen, our Chief Financial Officer.  The loss of the services of any of our executive officers could have a material adverse effect on our business, operations, revenues or prospects.  We do not maintain key man life insurance on the lives of these individuals.

Risks Related To Doing Business in China

A substantial portion of our assets and operations are located in the PRC and are subject to changes resulting from the political and economic policies of the PRC government.

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

Although we believe that the economic reform and the macroeconomic measures adopted by the Chinese government have had a positive effect on the economic development of the PRC, the future direction of these economic reforms is uncertain and the uncertainty may decrease the attractiveness of our company as an investment, which may in turn result in a decline in the trading price of our common stock.

We cannot assure you that the current PRC governmental policies of economic reform will continue. Because of this uncertainty, there are significant economic risks associated with doing business in the PRC.

Although the majority of productive assets in the PRC are owned by the Chinese government, in the past several years the government has implemented economic reform measures that emphasize decentralization and encourages private economic activity.  In keeping with these economic reform policies, the PRC has been openly promoting business development in order to bring more business into the PRC.  Because these economic reform measures may be inconsistent or ineffective, there are no assurances that:

·	the Chinese government will continue its pursuit of economic reform policies;

·	economic policies, even if pursued, will be successful;

·	policies will not be significantly altered from time to time; or

·	operations in the PRC will not become subject to the risk of nationalization.

We cannot assure you that we will be able to capitalize on these economic reforms, assuming the reforms continue.  Because our business model is dependent upon the continued economic reform and growth in the PRC, any change in Chinese government policy could materially adversely affect our ability to continue to expand our business. The PRC's economy has experienced significant growth in the past decade, but such growth has been uneven across geographic and economic sectors and has recently been slowing.  Even if the Chinese government continues its policies of economic reform, there are no assurances that economic growth in the PRC will continue or that we will be able to take advantage of these opportunities in a fashion that will provide financial benefit to us.

The PRC government exerts substantial influence over the manner in which our PRC subsidiaries must conduct their business activities.

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

Future inflation in the PRC may inhibit economic activity in the PRC.

In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation.  During the past 10 years, the rate of inflation in the PRC has been as high as 20.7% and as low as -2.2%.  These factors have led to the adoption by the PRC government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation.  While inflation has been more moderate since 1995, high inflation in the future could cause the PRC government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in the PRC.  Any actions by the PRC government to regulate growth and contain inflation could have the effect of limiting our ability to grow our revenues in future periods.

Any recurrence of severe acute respiratory syndrome, or SARS, or another widespread public health problem, could interrupt our operations.

A renewed outbreak of SARS or another widespread public health problem in the PRC could have a negative effect on our operations. Our operations may be impacted by a number of health-related factors, including the following:

•	quarantines or closures of some of our offices which would severely disrupt our operations;

•	the sickness or death of our key management and employees; or

•	a general slowdown in the Chinese economy.

An occurrence of any of the foregoing events or other unforeseen consequences of public health problems could result in a loss of revenues in future periods and could impact our ability to conduct the operations of our Chinese subsidiaries as they are presently conducted.  If we were unable to continue the operations of our Chinese subsidiaries as they are now conducted, our revenues in future periods would decline and our ability to continue as a going concern could be in jeopardy.  If we were unable to continue as a going concern, you could lose your entire investment in our company.

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively. We may not have ready access to cash on deposit in banks in the PRC.

Because a substantial portion of our revenues are in the form of Renminbi (RMB), the main currency used in the PRC, any future restrictions on currency exchanges may limit our ability to use revenue generated in RMB to fund any future business activities outside the PRC or to make dividend or other payments in U.S. Dollars.  Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the RMB for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies, after providing valid commercial documents, at those banks authorized to conduct foreign exchange business.  In addition, conversion of RMB for capital account items, including direct investment and loans, is subject to government approval in the PRC, and companies are required to open and maintain separate foreign exchange accounts for capital account items.  We cannot be certain that we could have ready access to the cash should we wish to transfer it to bank accounts outside the PRC nor can we be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB, especially with respect to foreign exchange transactions.

We may be unable to enforce our rights due to policies regarding the regulation of foreign investments in the PRC.

The PRC's legal system is a civil law system based on written statutes in which decided legal cases have little value as precedent, unlike the common law system prevalent in the United States.  The PRC does not have a well-developed, consolidated body of laws governing foreign investment enterprises.  As a result, the administration of laws and regulations by government agencies may be subject to considerable discretion and variation, and may be subject to influence by external forces unrelated to the legal merits of a particular matter.  The PRC's regulations and policies with respect to foreign investments are evolving.  Definitive regulations and policies with respect to such matters as the permissible percentage of foreign investment and permissible rates of equity returns have not yet been published.  Statements regarding these evolving policies have been conflicting and any such policies, as administered, are likely to be subject to broad interpretation and discretion and to be modified, perhaps on a case-by-case basis.  The uncertainties regarding such regulations and policies present risks which may affect our current operations and future plans in the PRC.  If we are unable to enforce any legal rights we may have under our contracts or otherwise, our ability to compete with other companies in the steel industry could be limited which could result in a loss of revenue in future periods which could have a material adverse effect on our business, financial condition and results of operations.

Recent regulations relating to offshore investment activities by PRC residents may increase the administrative burden we face and create regulatory uncertainties that may limit or adversely affect our ability to complete a business combination with PRC companies.

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

As a result of the lack of implementing rules, the uncertainty as to when the new draft regulations will take effect, and uncertainty concerning the reconciliation of the new regulations with other approval requirements, it remains unclear how these existing regulations, and any future legislation concerning offshore or cross-border transactions, will be interpreted, amended and implemented by the relevant government authorities. We believe that our acquisition of Armco & Metawise complies with the relevant rules. As a result of the foregoing, however, we cannot assure you that we or the former owners of Armco & Metawise or owners of a target business we might acquire, as the case may be, will be able to complete the necessary approval, filings and registrations for a proposed business combination if such approval were required. This may restrict our ability to implement our business combination strategy and adversely affect our operations.

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

Risks Related to our Securities

Provisions of our articles of incorporation and bylaws may delay or prevent a take-over which may not be in the best interests of our stockholders.

Provisions of our Articles of Incorporation and Bylaws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our stockholders may be called, and may delay, defer or prevent a takeover attempt.  In addition, certain provisions of the Nevada Revised Statutes also may be deemed to have certain anti-takeover effects which include that control of shares acquired in excess of certain specified thresholds will not possess any voting rights unless these voting rights are approved by a majority of a corporation's disinterested stockholders.  Further, our Articles of Incorporation authorizes the issuance of up to 1,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by our Board of Directors in their sole discretion.  Our Board of Directors may, without stockholder approval, issue series of preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock.

Our controlling security holders may take actions that conflict with your interests.

All of our officers and directors beneficially own 48.6% of our common stock.  In this case, all of our officers and directors will be able to exercise control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions, and they will have significant control over our management and policies. The directors elected by these security holders will be able to significantly influence decisions affecting our capital structure. This control may have the effect of delaying or preventing changes in control or changes in management, or limiting the ability of our other security holders to approve transactions that they may deem to be in their best interest. For example, our controlling security holders will be able to control the sale or other disposition of our operating businesses and subsidiaries to another entity.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended.  The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Annual Report on Form 10-K and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance.  We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results.  A list of factors that could cause our actual results of operations and financial condition to differ materially is set forth below, and these factors are discussed in greater detail under Item 1A – “Risk Factors” of this report.

•	We operate in a business that is cyclical and where demand can be volatile.
•	Our dependence on adequate supply and availability of raw materials.
•	The principal markets we serve are highly competitive.
•	Our customers’ inability to fulfill their contractual obligations during uncertain economic conditions.
•	Loss of order volumes from any of our major customers could result in a significant decline in our sales and our cash flows may be reduced.
•	Equipment upgrades and equipment failures may lead to production curtailments or shutdowns.
•	Our need for additional financing to fund expansion of our recycling facility and working capital for our metal ore business and the potentially dilutive effects of those activities.
•	Our ability to manage growth in operations to maximize our potential growth and achieve our expected revenues.
•
The lack various legal protections in certain agreements to which we are a party and which are material to our operations which are customarily contained in similar contracts prepared in the United States.

•	Our dependence on our key management personnel.
•	The effect of changes resulting from the political and economic policies of the Chinese government on our assets and operations located in the PRC.
•	The influence of the Chinese government over the manner in which our Chinese subsidiaries must conduct our business activities.
•	The impact on future inflation in the PRC on economic activity in the PRC.
•	The impact of any recurrence of severe acute respiratory syndrome, or SAR’s, or another widespread public health problem.

•	The limitation on our ability to receive and use our revenues effectively as a result of restrictions on currency exchange in the PRC.
•	Our ability to enforce our rights due to policies regarding the regulation of foreign investments in the PRC.
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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable to a smaller reporting company

ITEM 2.  PROPERTIES

Our principal executive offices in the U.S. are located at One Waters Park Drive, Suite 98, San Mateo, CA 94403.  We pay rent of $1,000.00 per month to occupy a portion of this 905 square foot office pursuant to a sublease agreement with Prime Armet Group, Inc., a company owned by Kexuan Yao, our Chief Executive Officer.  The sublease for this office expires on September 30, 2012.

Our subsidiaries Henan Armco and certain administrative functions of Armet Lianyungang operate from offices located in Zhengzhou, within the Henan Province of the PRC.  The office space consists of three suites with approximately 5,611 square feet in total.  Henan Armco owns two suites with approximately 3,713 square feet and leases another suite with approximately 1,898 square feet from Mr. Yao our Chief Executive Officer pursuant to a lease that expires on December 31, 2011.  The monthly rent is approximately $1,462, due on the last day of the previous month.

Our subsidiary Armet Lianyungang performs certain operational functions from offices located in Lianyungang, of the Jiangsu province in the PRC.  Armet Lianyungang leased approximately 3,229 square feet of office space at an annual cost of approximately $12,427. We terminated this lease in December 2009 and moved our scrap metal recycling administrative offices to our recently completed recycling facility and administration building located in Lianyungang.

Armet Lianyungang has acquired land use rights for approximately 32 acres of land located in Lianyungang at a cost of approximately $2.25 million according to the land use right acquirement agreement dated September 28, 2007.  The land use rights allow for industrial production pursuant to a land use rights certificate we obtained in November 2007.  The land use rights expire in 2057.  We occupy a 14,779 square foot building which we constructed on this land that houses our scrap metal recycling administrative offices and an employee dormitory.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings and, to our knowledge, none of our officers, directors or principal shareholders are party to any legal proceeding in which they have an interest adverse  to us.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of February 10, 2010 our common stock has been traded on the NYSE Amex LLC under the symbol “CNAM”.  Prior to February 10, 2010 our common stock was quoted on the OTC Bulletin Board under the symbol “CNAM” from May 29, 2008 to February 9, 2010.  The following table sets forth the reported high and low closing prices for our common stock as reported on the OTC Bulletin Board, for the periods indicated below. Our common stock was very thinly traded until August 2009.  Accordingly, the prices presented below may reflect a limited number of closing prices during the periods indicated.  In addition, these prices below do not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

	High	Low
May 29, 2008 to June 30, 2008	$7.00	$7.00
July 1, 2008 to September 30, 2008	$7.00	$6.00
October 1, 2008 to December 31, 2008	$3.50	$2.50
January 1, 2009 to March 31, 2009	$3.00	$2.25
April 1, 2009 to June 30, 2009	$2.40	$0.32
July 1, 2009 to September 30, 2009	$3.60	$0.85
October 1, 2009 to December 31, 2009	$3.40	$2.75

Holders of Our Common Stock

As of March 29, 2010, there were approximately 58 shareholders of record of our common stock.

Dividend Policy

We have not declared any cash dividends on our common stock since we completed the purchase of Armco & Metawise in June 2008. Under Nevada law, we are prohibited from paying dividends if the distribution would result in our company not be able to pay its debts as they become due in the usual course of business or if our total assets would be less than the sum of our total liabilities plus the amount that would be needed, we were to be dissolved at the time of distribution, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights are superior to those receiving the distribution.  Our board of directors will make any future decisions regarding dividends. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the near future. Our board of directors has complete discretion on whether to pay dividends, subject to the approval of our shareholders. Even if our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant.

Recent Sales of Unregistered Securities

None.

ITEM 6.                      SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our consolidated financial condition and results of operations for the years ended December 31, 2009 and 2008 should be read in conjunction with the consolidated financial statements, including footnotes, and other information presented elsewhere in this Form 10-K. The year ended December 31, 2009 is referred to as “2009”, the year ended December 31, 2008 is referred to as “2008”, and the coming year which will end December 31, 2010 is referred to as “2010”.

Restatement

We restated our March 31, 2009, June 30, 2009, and September 30, 2009 unaudited consolidated financial statements included in our Form 10-Q’s filed on May 20, 2009, August 14, 2009, and November 25, 2009, respectively to correct an error in the classification and valuation of common stock purchase warrants as a derivative liability.  The aggregate change in the fair value of the associated liability for all of the periods included in the year ended December 31, 2009 totaled ($166,025).  The impact of the restatement on our March 31, 2009, June 30, 2009, and September 30, 2009 unaudited consolidated financial statements is discussed in Note 3 - Restatement of Financial Statements Included in Previously Filed Interim Reports of the notes to the consolidated financial statements included in this report.  All information included in our financial statements for the year ended December 31, 2009 and included in Management’s Discussion and Analysis of Results of Operations and Financial Condition has been correspondingly corrected to give effect to such restatement.

OVERVIEW OF OUR PERFORMANCE AND OPERATIONS

Our Business and Recent Developments

We import, sell and distribute to the metal refinery industry in the PRC a variety of metal ore which includes iron, chrome, nickel, copper and manganese ore as well as non-ferrous metals, scrap metal and coal.  We obtain these raw materials from global suppliers in Brazil, India, South America, Oman, Turkey, Nigeria, Indonesia, and the Philippines and distribute them in the PRC.  Domestic steel production in the PRC has rebounded in response to Chinese government incentives and investment in infrastructure and as signs of recovery from the global economic slowdown has allowed our customers to begin to ramp-up operations to pre-economic slowdown levels.

We believe scrap metal recycling will become a strong growth driver worldwide as natural resources continue to be depleted and larger amounts of unprocessed scrap metal becomes available as a result of increases in consumer demand for products made from steel that eventually are recycled.  We recently completed constructing a scrap metal recycling facility in the Banqiao Industrial Zone of Lianyungang Economic Development Zone in the Jiangsu province of the PRC in the first quarter of 2010. This facility will recycle automobiles, machinery, building materials, dismantled ships and various other scrap metals.  We will sell and distribute the recycled scrap metal to the metal refinery industry in the PRC utilizing our existing network of metal ore customers.

We have invested a total of approximately $25.6 million for acquiring land use rights, construction and equipment purchases for the first phase of our scrap metal recycling facility. These capital expenditures were derived from a portion of the net proceeds from our 2008 offering and debt and vendor financing. We began recycling operations at this facility in March 2010 and anticipate that we will report meaningful revenues from its operations in the second quarter of 2010.

We made a significant achievement in our continuing efforts to secure financing for our business in 2009. We secured four bank facilities which provide for the issuance of commercial letters of credit in the aggregate amount of $44 million and have issued an aggregate of $16.9 million in letters of credit or borrowings under these letter of credit facilities in connection with agreements we enter into for the purchase of metal ore which we resell leaving $27.1 million available for issuance of letters of credit. After our common stock began trading on the NYSE Amex on February 10, 2010 under the ticker symbol "CNAM" investors exercised 1,310,346 warrants to purchase our common stock at an exercise price of $5.00 per share resulting in proceeds to us of $6,551,730 and 167,740 warrants were exercised on a cashless basis resulting in the issuance of 76,679 shares of our common stock in March 2010.

We believe that we are positioned to raise additional working capital to finance our continued expansion.

 Our Performance

During 2009, our net revenues increased 57.0% over 2008. Our gross profit as a percentage of revenues also increased during 2009 to 10.2% compared to 7.5% during 2008.  Our performance during the four quarters of 2009 reveals the variable nature of our gross profit margins in our trading business; during the current year, our gross profit margin as a percentage of revenues began at 10% for the first quarter of 2009, then increased to 18% for the second quarter of 2009, and then decreased to 4% for the third quarter of 2009 and increased to 16% for the fourth quarter of 2009. These fluctuations are attributable to variations in market prices of the ore and metals we sell.  Our net income increased $1.8 million during 2009 due to returning market demand for our products.   Our total assets at December 31, 2009 increased 106% in comparison to December 31, 2008, which was mainly due to the short-term increase of inventory resulting from the cut-off of the year end and our investment in constructing our scrap metal recycling facility.

In addition to our long term borrowings of $8.8 million for our scrap metal recycling facility, we borrowed $16.9 million as of the end of 2009 from banks in the PRC on a short term basis to finance the purchase of inventory on which we have executed contracts to resell.  These borrowings are secured by the inventory we purchase and the contracts for their sale, and are repaid upon receipt of payment from our customers.  In addition, our accounts receivable increased $11.7 million mainly due to extension of credit terms given to our customers. Inventories increased $299,000 and accounts payable increased approximately $147,000 at December 30, 2009 from December 31, 2008 due to timing differences between our receipt of product, shipment to our customers, and payment to our vendors.

Our Outlook

Our performance during 2009 showed increased sales and a higher gross margin in comparison to 2008 as we were able to overcome a challenging first year.  We have witnessed a rebound in stronger demand for our products our revenue which we believe is evidence of a continuing global economic recovery and increased domestic economic activity in the PRC stemming from government domestic economic stimulus programs.

Metal Ore Trading. The metals markets have witnessed a significant rebound in pricing during the second quarter of 2009 followed by a leveling off during the third and fourth quarters of 2009. In both market situations, we have experienced an increase in trading volumes and the trading business has been more active through the last three quarters of 2009.  We achieved sales increases quarter-over-quarter in in 2009 with sales of $5.4 million, $22.5 million, $27.3 million, and $31.7 million in the first, second, third, and fourth quarters of 2009, respectively.  In addition, in March 2010 we entered into a contract to purchase 749,000 metric tons of Brazilian manganese ore over the next 16 months which could result in sales of up to $180 million over the contract period based on current market prices for manganese ore of this type.

We have seen high demand for manganese ore as the steel industry in the PRC has continued to rebound in 2010.  This demand has created a significant market for manganese ore which is used in the production of iron-manganese alloys used in the steel industry and the production of non-ferrous alloys with aluminum, magnesium, copper, nickel and zinc. In the production of steel, the presence of the manganese is essential for sulfur control, and, in special steels, for the control of carbon and phosphorus.

Based on current operations and market conditions, we expect to achieve revenues exceeding $220 million and net income exceeding $12 million in 2010.

Scrap Metal Recycling. We completed the first phase of our recycling facility in Lianyungang and began recycling operations in this facility in March 2010.  We entered into a scrap metal sales contract in March 2010 with a China steel producer to sell 23,000 tons of a mixture of scrap metal, crushed aggregates, charging materials and heavy scrap.  This contract calls for delivery of these materials over a 10 month period beginning in March 2010 following our receipt of a monthly order from the buyer with pricing and terms determined on the 25th of each month to calculate the following month’s unit price per ton.  We expect revenues of over $100 million from this contract.

Due to efforts to improve our performance and operate more efficiently, we now see our company in the position to capitalize on trading opportunities as a global economic recovery emerges and we begin production of processed scrap metal at our recycling facility.  As demand increases for metal ore and scrap metal, we are faced with challenges in securing new and reliable sources of the products we resell and process

RESULTS OF OPERATIONS

The table below summarizes the consolidated operating results for 2009 and 2008.  The percentages represent each line item as an approximate percentage of net revenues unless otherwise noted.

	For the Years Ended December 31,
	2009		2008		$ Change	% Change
Net revenues	$86,939,841		$55,358,567		$31,581,274	57%
Cost of goods sold	77,995,219	90%	51,226,667	93%	26,798,552	52%
Gross profit	8,944,622	10%	4,131,900	7%	4,812,722	116%

Total operating expenses	1,711,009	2%	1,250,804	2%	460,205	37%
Operating income	7,233,614	8%	2,881,096	5%	4,352,518	151%

Net Revenues

Net revenues of $86.9 million in 2009 increased $31.6 million compared to 2008 primarily due to $28.8 million increase in net revenues from the sales of iron ore, $8.6 million increase in net revenues from iron pellets, a $8.3 million increase in net revenues from sales of chrome ore, and an $3.5 million increase in net revenues from magnesium, partially offset by a decrease in sales of steel billet of $15.1 million.  The products we buy and sell are subject to change and are dependent upon availability of supply and the demands of our customers.

Cost of Goods Sold

Cost of goods sold includes the cost of the products we purchase from our vendors and shipping and handling costs on shipments to our customers. Cost of goods of $78.0 million increased $26.8 million compared to 2008 primarily due to the $31.6 million increase in net revenues, partially offset by in improvement in gross margins which increased to 10.3% in 2009 from 7.5% in 2008 due primarily to improved gross margins for sales of chrome ore and magnesium.  Our gross margin for chrome ore increased to 45.4% during 2009 from a gross margin loss of 12.9% during 2008.  In addition, we added magnesium as an additional product in 2009 and sales of this product were made at a gross margin of 13.8%.

Total Operating Expenses

Operating expenses of $1.7 million in 2009 increased by $460,000, or 37%, compared to 2008 due to an increase in both selling expenses and general and administrative expenses.  Selling expenses include commissions, salaries, and travel for the sales agents.  Selling expenses increased by $326,000 mainly due to higher commissions paid on increased sales, a larger sales staff, and higher salaries needed to retain personnel. General and administrative expenses include salaries, professional fees including legal and accounting fees, and office expenses. Our general and administrative costs increased by $135,000 in 2009 as compared to 2008 primarily due to an increase of $235,000 in salaries and partially offset by a decrease of $98,000 in professional fees . General and administrative expenses as a percentage of net revenues decreased to 1.5% for 2009 as compared to at 2.0% for 2008 primarily due to a $31.6 million increase in our net revenues in 2009.

Total Other (Income) Expense

Total other expense of $897,000 in 2009 increased $2.1 million from total other income of $1.2 million in 2008 primarily due to the absence of a one-time gain of $1.2 million related to a contract termination we recognized during the second quarter of 2008.  Other expense increased $462,000 primarily due to a $170,000 increase in bank charges related to the issuance of letters of credit required under the increased value of our contracts to purchase the metal ore we resell and the absence of a miscellaneous income item of $253,000 related to forgiveness of certain outstanding payables recognized in 2008.  Interest expense also increased $362,000 in 2009 due to higher interest expense associated with the $25.7 million debt obligations we have incurred in connection with borrowings to finance metal ore purchases and construction and equipment purchases for our scrap metal recycling facility.  In 2009 we recognized a $166,000 loss on the change in fair value of derivative liability; this non-cash loss is a result of the change in fair value of a derivative liability related to common stock purchase warrants that are not considered indexed to our stock and require fair value derivative accounting treatment.  The loss is a result of the change in the fair value of the common stock purchase warrants from $3,251,949 at January 1, 2009 to $3,417,974 at December 31, 2009.  These increases in expenses were partially offset by an increase in government subsidy income of $52,000, which represents PRC government stimulus initiatives which began in 2009.

Income Tax Expense

Income tax expense of $1.2 million in 2009 increased by $424,000 compared to 2008 primarily due to an income tax accrual of $1.2 million for income taxes on the operations of our Hong Kong subsidiary during 2009 and an increase of $2.3 million in net income from continuing operations before taxes.

Net Income (Loss)

Net income of $5.1 million in 2009 increased $1.8 million or 54% compared to 2008 due to an increase in net revenues of $31.6 million, a higher gross profit of 10.3% and operating expense and other expense at 3% of net revenues.

Comprehensive Income

During 2009 our comprehensive income amounted to $5.0 million.  Comprehensive income consists of our net income and foreign currency translation gain (loss).   The functional currency of three of our subsidiaries operating in the PRC is the Chinese yuan or RMB. The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations.  As a result of these translations, we reported a foreign currency translation loss of $71,521 for 2009 and a gain of $292,544 for 2008. These non-cash losses and gains had the effect of decreasing our reported comprehensive income 2009 and increasing our reported comprehensive income for 2008.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate adequate amounts of cash to meet its cash needs.

At December 31, 2009 and December 31, 2008 we had cash and cash equivalents of $743,810 and $3.3 million, respectively.  At December 31, 2009 our working capital was $5.3 million as compared to $10.7 million at December 31, 2008.

Our principal future uses of funds are for working capital requirements, including purchases of metal ore and scrap metal, capital expenditures and debt service. We have historically financed our working capital needs primarily through sales of our common stock and warrants, internally generated funds and debt financing. We collect cash from our customers based on our sales to them and their respective payment terms.

We believe our working capital is sufficient for our operations for at least the next 12 months.

As of March 30, 2010, investors holding the Company’s common stock purchase warrants exercised 167,740 warrants on a cashless basis resulting in the issuance of 76,679 shares of the Company’s common stock and exercised 1,310,346 warrants on a cash basis at an exercise price of $5.00 per warrant resulting in proceeds to the Company of $6.5 million.  As of March 30, 2010 1,250,828 common stock purchase warrants remain outstanding.

We have a RMB 70 million (equivalent to $10.2 million at December 31, 2009) line of credit facility (“Line of Credit”) with the Bank of China that we entered into on September 3, 2009.  The proceeds from the Line of Credit are designated for property, plant and equipment expenditures related to our scrap metal recycling facility and is secured by these assets in addition to our land use right on which this facility was constructed.  The Line of Credit expires on September 3, 2012.  As of December 31, 2009, we drew RMB 60 million (equivalent to U.S. $8.8 million) of the Line of Credit with RMB 10 million (equivalent to U.S. $1.5 million at December 31, 2009) remaining available to us.  Interest is paid quarterly with principal payments of RMB 15 million (equivalent to U.S. $2,193,881) due on May 15, 2010, RMB 30 million (equivalent to U.S. $4.4 million) due on August 25, 2011, and the remaining principal drawn up to RMB 25 million (equivalent to U.S. $3.7 million) due on August 25, 2012.

We have four bank facilities which provide for the issuance of commercial letters of credit in the aggregate amount of $44.0 million. We have issued an aggregate of $16.9 million in letters of credit or borrowings under these letter of credit facilities in connection with agreements we enter into for the purchase of metal ore which we resell leaving $27.1 million available for issuance of letters of credit.  The following is a summary of each letter of credit facility.

Our wholly owned subsidiary, Armco & Metawise (H.K.) Limited, entered into an uncommitted Trade Finance Facility with RZB Austria Finance (Hong Kong) Limited on March 25, 2009 for $10.0 million for issuance of commercial letters of credit in connection with our purchase of metal ore.  At December 31, 2009, we had $12.3 million in borrowings or commitments under this credit facility. Our lender orally agreed to increase the amounts under this credit facility on a case by case basis. We pay interest on issued letters of credit at the rate of 250 basis points per annum plus the lender’s cost of funds before letter of credit acceptance and 200 basis points per annum after acceptance in addition to nominal fees upon issuance of the letter of credit.  Amounts advanced under this facility are repaid from the proceeds on the sale of metal ore upon completion of the sale.  This facility matures on May 31, 2010.  The lender may, however, terminate the facility at anytime or at its sole discretion upon the occurrence of any event which causes a material market disruption in respect of unusual movement in the level of funding costs to the lender or the unusual loss of liquidity in the funding market. The lender has the sole discretion to decide whether or not such event has occurred.  The facility is secured by restricted cash deposits held by Raiffeisen Zentralbank Oesterreich AG Beijing Branch, the personal guarantee of Mr. Kexuan Yao and a security interest in the contract for the purchase of the ore for which the letter of credit has been issued and the contract for the sale of the ore.  We were in compliance with all applicable covenants under this facility for the year ended December 31, 2009.

Our wholly owned subsidiary, Armco & Metawise (H.K.) Limited, entered into an Banking Facilities Agreement with DBS Bank (Hong Kong) Limited on April 22, 2009 for $12,000,000 for issuance of commercial letters of credit in connection with our purchase of metal ore.  At December 31, 2009, we had $0 in borrowings or commitments under this credit facility.  We pay interest on issued letters of credit at the rate of 2.75% per annum over LIBOR or DBS Bank’s cost of funds plus an export bill collection commission equal to 1/8% of the first $50,000 and 1/16% of the balance and an opening commission of ¼% on the first $50,000 and 1/16% of the balance.  Amounts advanced under this facility are repaid from the proceeds on the sale of metal ore upon completion of the sale.  This facility matures on May 16, 2010.  The lender may, however, terminate the facility at anytime in its sole discretion. The facility is secured by the borrowers restricted cash deposit in the minimum amount of 5% of the letter of credit amount, our guarantee, the guarantee of Mr. Kexuan Yao and a security interest in the contract for the purchase of the ore for which the letter of credit has been issued and the contract for the sale of the ore.  We were in compliance with all applicable covenants under this facility for the year ended December 31, 2009.

Our wholly owned subsidiary, Armco & Metawise (H.K.) Limited, obtained a RMB 50.0 million (equivalent to U.S. $7,312,937) line of credit from Guangdong Development Bank Zhengzhou Branch in October 2009 for letters of credit issued to finance the purchase of metal ore which we resell.  The letters of credit require us to pledge cash equal to 20% of the letter of credit, subject to increase by the lender in the event of price fluctuations and market demand during the period of time that the letter of credit remains open.  At December 31, 2009, we had RMB 31.4 million (equivalent to U.S. $4,598,081) in borrowings or commitments under this line of credit.  We pay interest on issued letters of credit at variable rates determined by the lender at the time the loan is made.  Amounts advanced under this line of credit are repaid from the proceeds on the sale of metal ore upon completion of the sale.  This facility matures in October 2010.  We were in compliance with all applicable covenants under this facility for the year ended December 31, 2009.

Our wholly owned subsidiary, Armco & Metawise (H.K.) Limited, obtained a $15 million line of credit from ING Bank Hong Kong Branch on December 8, 2009 for letters of credit issued to finance the purchase of metal ore which we resell.  The letters of credit require us to pledge cash equal to 5% of the letter of credit, subject to increase by the lender in the event of price fluctuations and market demand during the period of time that the letter of credit remains open.  At December 31, 2009, we had $0 in borrowings or commitments under this line of credit.  We pay interest on issued letters of credit at the rate of 250 basis points per annum plus the lender’s cost of funds plus an export bill collection commission equal to 1/4% of the first $50,000 and 1/16% of the balance.  Amounts advanced under this line of credit are repaid from the proceeds on the sale of metal ore upon completion of the sale.  This facility matures on December 31, 2010.  We were in compliance with all applicable covenants under this facility for the year ended December 31, 2009.

Substantially all of our cash reserves at December 31, 2009, are held in the form of RMB held in bank accounts at financial institutions located in the PRC. Cash held in banks in the PRC is not insured. In 1996, the Chinese government introduced regulations which relaxed restrictions on the conversion of the RMB; however restrictions still remain, including, but not limited to, restrictions on foreign invested entities.  Foreign invested entities may only buy, sell or remit foreign currencies after providing valid commercial documents at only those banks authorized to conduct foreign exchanges.  Furthermore, the conversion of RMB for capital account items, including direct investments and loans, is subject to PRC government approval.  Chinese entities are required to establish and maintain separate foreign exchange accounts for capital account items.  We cannot be certain Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB, especially with respect to foreign exchange transactions.  Accordingly, cash on deposit in banks in the PRC is not readily deployable by us for purposes outside of the PRC.

Our current assets at December 31, 2009 increased 56.1% from December 31, 2008; this reflects increases in current asset items including accounts receivable, net of $11.7 million, prepayments, other current assets of $3.1 million, pledged deposits of $780,000, inventories of $299,000, and advances on purchases of $223,000. These increases were partially offset by a decrease in cash of $2.5 million.

Pledged deposits at December 31, 2009 represent deposits with financial institutions as collateral to letters of credit we provide to suppliers for the purchase of inventories.  The amounts will be released to pay vendors upon acceptance of goods.  We did not have any pledged deposits as of December 31, 2008.

Our accounts receivable, net of allowance for doubtful accounts, increased $11.7 million at December 31, 2009 from December 31, 2008 mainly due to $6.6 million sale near the end of the year and extension of credit terms given to a customer based upon market conditions.

Inventories increased $496,000 at December 31, 2009 from December 31, 2008 mainly due to timing differences between our receipt of product and shipment to our customers.  We hold inventory for short periods of time, in situations where our customer has not accepted the shipment or delays in shipment occur.

Advances on purchases increased 223,000 at December 31, 2009 from December 31, 2008, and consisted of prepayments to vendors for merchandise and deposits on pending purchases.  These advances on purchases are customary in our business and help us secure inventory below prevailing market prices, thereby providing us with a better opportunity to increase our gross profit margins.

Our prepayment and other current assets increased $3.1 million at December 31, 2009 compared to December 31, 2008 primarily due to prepayments and deposits for start-up costs and deposits related to our scrap metal recycling operation which began operations in the first quarter of 2010.  The prepayments include a $1.5 million guarantee deposit to the recycling equipment vendor and $2.2 million in prepaid expenses related to the recycling facility.   This is an increase from prepaid expenses related to the recycling facility of $150,000 and prepaid expenses related to the trading business of $230,000 at December 31, 2008.

Our current liabilities increased $19.0 million at December 31, 2009 from December 31, 2008, which reflects increases in loans payable of $14.1 million, current maturities of long-term debt of $2.2 million, accounts payable of $147,000, corporate income tax payable of $1.2 million, value added tax and other taxes payable of $1.1 and accrued expenses and other current liabilities of $622,000.  These increases were partially offset by decreases in advances from stockholder of $201,000, and customer deposits of $161,000..

Loans payable increased $14.1 million at December 31, 2009 compared to December 31, 2008 primarily due to an increase in short-term borrowings under our letter of credit facilities in the fourth quarter of 2009 to finance inventory purchases.  The short-term borrowings in the fourth quarter of 2009 carry interest rates ranging from 3.3% to 6.3%.

Current maturities of long-term debt increased $2.2 million at December 31, 2009 compared to $0 at December 31, 2008 due to a principal payments from of Bank of China line of credit of RMB 15 million (equivalent to U.S. $2,193,881) due on May 15, 2010.

Corporate income tax payable increased $1.2 million at December 31, 2009 from December 31, 2008 primarily due to increases in net income.

Value added taxes and other taxes payable increased $1.1 million compared to December 31, 2008 due to timing of payments and offsets of our value added tax liability.

At December 31, 2008 we owed our Chairman and CEO, Mr. Kexuan Yao, $35,000 for funds he advanced to us for working capital purposes, $201,000 of these advances were repaid during 2009.

Customer deposits decreased $160,000 at December 31, 2009 compared to December 31, 2008.  This decrease is due to timing of customer orders and amounts that we require for deposits.  We recognize customer deposits as revenue when the goods have been delivered and risk of loss has transferred to the customer either at the port of origin or port of destination based on the shipping terms we agree to with our customer.

Accrued expenses and other current liabilities increased $622,000 at December 31, 2009 from December 31, 2008.  Accrued expenses consist of accrued expenses and other payables related to shipping fees.  These expenses are due to timing differences of shipments and payments of our payables as compared to 2008.

We do not have any commitments for capital expenditures at December 31, 2009.  As of December 31, 2009, since inception we have invested a total of $25.6 million for the acquisition of land use rights, construction and equipment purchases for the first phase of our scrap metal recycling facility. While we expect to expand the production capacity of our recycling facility, we have not set a timeframe for this expansion.  Also, we have not determined how we plan to finance this future expansion and unless we can obtain additional financing, we will be unable to complete construction of additional phases of our scrap steel recycling facility. There is no assurance, however, that we will be successful in obtaining the additional financing that we require for additional phases or that such financing may not be on terms deemed to be desirable to our management. Furthermore, in the event we are successful, there is no assurance that such investment will result in enhanced operating performance.

Statements of Cash Flows

Our cash decreased $2.5 million during 2009 as compared to an increase of $3.0 million during 2008. In 2009 we used cash in the amounts of $6.9 million in operating activities and $18.1 million in investing activities and we were provided cash in the amount of $22.6 million through financing activities. In 2008 we used cash in the amount of $3.8 in operating activities and $1.7 million in investing activities, and were provided cash in the amount of $8.5 million through financing activities.

Net Cash Provided by (Used in) Operating Activities

In 2009, net cash used in operating activities of $6.9 million was mainly comprised of outflows related to an increase in accounts receivable of $11.6 million, and an increase in prepayments of $3.1 million.  These outflows were partially offset by cash provided by our net income adjusted for $298,000 of non-cash items of $4.8 million, and cash provided by an increase in taxes payable of $2.3 million.

In 2008 cash used in operations of $3.8 million included an increase in accounts receivables of $15.5 million due primarily to longer payment terms extended to clients during the year ended December 31, 2008, an increase in advances on purchases of $1.7 million and an increase in prepayments and other current assets of $260,000. These outflows were partially offset by our net income for the year of $3.3 million, an increase in accounts payables of $6.4 million, a decrease in inventory levels of $2.4 million, and taxes payable of $1.2 million.

Cash Used in Investing Activities

In 2009 cash used in investing activities of $18.1 million was due to purchases of property and equipment associated with our recycling facility construction of $17.3 million and payments made towards pledged deposits of $779,000.

In 2008 cash used in investing activities of $1.7 million was mainly due to purchases of property, plant and equipment of $2.3 million.  The decreases were offset by releases of pledged deposits of $603,187.

Cash Provided by Financing Activities

In 2009 cash provided in financing activities of $22.6 million consisted of proceeds from short-term loans of $19.1 million used to finance the purchase of inventories, proceeds from long-term debt of $8.8 million for property, plant and equipment purchases related to our scrap metal recycling facility, partially offset by repayments of short-term loan payable of $5.0 million, and payments to related parties of $313,000.

In 2008 cash provided by financing activities of $8.5 million was due to proceeds from loans of $2.9 million, proceeds from equity financing of $6.6 million, net of offering cost, offset by payments of $343,023 of forward foreign exchange contracts and payment of $710,041 due to Mr. Kexuan Yao, our Chairman and Chief Executive Officer.

Off Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. An off-balance sheet arrangement means a transaction, agreement or contractual arrangement to which any entity that is not consolidated with us is a party, under which we have:

		Any obligation under certain guarantee contracts;
		Any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets;
	
Any obligation under a contract that would be accounted for as a derivative instrument, except that it is both indexed to our stock and classified in stockholder’s equity in our statement of financial position; and

	
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

Contractual Obligations and Commitments.    At December 31, 2009, our long-term debt and financial obligations and commitments by due dates were as follows:

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations(1)	8,775,522	2,193,881	4,387,761	2,193,880	-
Short-Term Loans Payable (2)	17,021,558	17,021,558
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations	68,088	29,544	38,544	-	-
Purchase Obligations	-
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP	-	-	-	-	-
Total	25,865,168	19,244,983	4,426,305	2,193,880	-

(1)	See Note 10 – Long-Term Debt in our audited consolidated financial statements included in this report.
(2)	See Note 8 – Loans Payable in our audited consolidated financial statements included in this report.

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

A summary of significant accounting policies is included in Note 2 to the consolidated financial statements included in this report. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition.

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

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-01 “Equity Topic 505 – Accounting for Distributions to Shareholders with Components of Stock and Cash”, which clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share (“EPS”)).  Those distributions should be accounted for and included in EPS calculations in accordance with paragraphs 480-10-25- 14 and 260-10-45-45 through 45-47 of the FASB Accounting Standards codification.  The amendments in this Update also provide a technical correction to the Accounting Standards Codification.  The correction moves guidance that was previously included in the Overview and Background Section to the definition of a stock dividend in the Master Glossary.  That guidance indicates that a stock dividend takes nothing from the property of the corporation and adds nothing to the interests of the stockholders.  It also indicates that the proportional interest of each shareholder remains the same, and is a key factor to consider in determining whether a distribution is a stock dividend.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a smaller reporting company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements are contained in pages F-1 through F- 39 which appear at the end of this annual report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A (T) CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2009. Based on that evaluation and as described below under “Management’s Report on Internal Control over Financial Reporting,” we have identified material weaknesses in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)). These weaknesses involve our lack of internal control over financial reporting related to our failure to properly record our common stock purchase warrants as a derivative liability rather than equity that caused us to restate our consolidated financial statements for the periods ended March 31, 2009, June 30, 2009 and September 30, 2009. These weaknesses are described in more detail in the next section. Solely as a result of these material weaknesses, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of December 31, 2009.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that, due to the material weaknesses described below, our internal control over financial reporting was not effective as of December 31, 2009.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements would not be prevented or detected on a timely basis.

The specific material weaknesses identified by our management was our lack of internal control over financial reporting related to our failure to properly record our common stock purchase warrants as a derivative liability rather than equity at January 1, 2009 upon our adoption of Derivative and Hedging Topic of the FASB ASC 815 and properly record the subsequent accounting for the changes in the fair value of the associated liability at March 31, 2009, June 30, 2009, and September 30, 2009.

Remediation of Material Weakness in Internal Control

We believe the following actions we have taken and are taking will be sufficient to remediate the material weaknesses described above:

•
We have implemented an internal review process over financial reporting to review all recent accounting pronouncements and verify that the accounting treatment indentified in such report have been fully implemented and confirmed by our independent registered public accountants.

Management believes the actions described above have remediated the material weaknesses we have identified and strengthen our internal control over financial reporting.

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item will be contained in our Proxy Statement relation to the 2009 Annual Meeting of Shareholders to be filed within 120 days after the end of our fiscal year ended December 31, 2009 and is incorporated herein by this reference or included in Part I under “Executive Officers of the Company.”

ITEM 11.   EXECUTIVE COMPENSATION.

The information required by this item will be contained in our Proxy Statement and is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item will be contained in our Proxy Statement and is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item will be contained in our Proxy Statement and is incorporated herein by this reference.
.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be contained in our Proxy Statement and is incorporated herein by this reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit		Filed
Index	Description of Document	Herewith	Previously Filed	Incorporated by Reference To:

2.1	Share Purchase Agreement between Cox Distributing, Inc. and Armco & Metawise (HK), Ltd., dated June 27, 2008.			Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on July 1, 2008.

3.1	Articles of Incorporation of the Registrant as filed with the Secretary of State of Nevada.			Exhibits 3.1 to the Registrant’s Registration Statement on Form SB-2 filed on August 27, 2007.

3.2	Bylaws of the registrant.			Exhibit 3.2 to the Registrant’s Registration Statement on Form SB-2 filed on August 27, 2007.

4.1	Form of Warrant			Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on July 31, 2008.
10.1	Stock Option Agreement between Cox Distributing, Inc. and Feng Gao dated June 27, 2008			Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on July 1, 2008.

10.2	Call Option Agreement between Kexuan Yao and Feng Gao, dated June 27, 2008			Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on July 1, 2008.

10.3	Exclusive Consulting Agreement between Armco & Metawise (HK) Ltd. and Henan Armco & Metawise Trading Co., Ltd. dated June 27, 2008.			Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on July 1, 2008.

10.4	Exclusive Consulting Agreement between Armco & Metawise (HK) Ltd. and Armet (Lianyungang) Scraps Co., Ltd. dated June 27, 2008.			Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on July 1, 2008.

10.5	Consulting Agreement between Stephen E. Cox (“Client”), and Capital Once Resource Co., Ltd. dated June 27, 2008			Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed on July 1, 2008.

10.6	Services Agreement between Stephen D. Cox Supply and Cox Distributing, Inc. dated June 27, 2008.			Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed on July 1, 2008.

10.7	Form of Subscription Agreement			Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 31, 2008.

10.8	Form of Regulation S Subscription Agreement			Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 31, 2008.

10.9	Cancellation Agreement with Feng Gao			Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 filed on September 11, 2008.

10.10	Employment Agreement with Mr. Kexuan Yao dated December 18, 2008			Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 13, 2009

10.11	Amendment to Call Option between Mr. Kexuan Yao and Ms. Feng Gao dated December 18, 2008			Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 13, 2009

10.12	China Armco Metals, Inc. 2009 Stock Incentive Plan			Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 28, 2009

10.13	Form of China Armco Metals, Inc. Restricted Stock Agreement			Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 28, 2009

10.14	Loan Agreement between Armet (Lianyungang) Renewable Resources Co., Ltd. and Bank of China Dated September 4, 2009	√

10.15	Banking Facilities Agreement between Armco & Metawise (H.K.) Limited and DBS Bank (Hong Kong) Limited dated April 22, 2009	√

10.16	Uncommitted Trade Finance Facilities Agreement between Armco & Metawise (H.K.) Limited and RZB Austria Finance (Hong Kong) dated March 25, 2009	√

10.17	Line of Credit Review Approval Notice between Henan Armco & Metawise Trading Co., Ltd. and Guangdong Development Bank Zhengzhou Branch dated October 21, 2009	√

10.18	General Agreement Relating to Commercial Credits between Armco & Metawise (HK) Limited and ING Bank N.V., Hong Kong Branch dated December 3, 2009	√

10.19	Armet (Lianyungang) Renewable Resources Co., Ltd. Scrap Metal Sales Contract between dated February 21, 2010.	√*
14.1	Code of Ethics	√

21.1	List of subsidiaries of the Registrant	√

23.1	Consent of Li & Company,	√	

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer	√

31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Financial and Accounting Officer	√

32	Section 1350 Certifications of Chief Executive Officer and the Principal Financial and Accounting Officer	√

*Portions of this agreement have been omitted and marked with a [_] and separately filed with the Securities and Exchange Commission with a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

CHINA ARMCO METALS, INC.

Date: March 31, 2010	By:	/s/Kexuan Yao
Kexuan Yao, Chairman, President and Chief Executive Officer (Principal Executive Officer)

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

Signature	Title	Date
/s/ Kexuan Yao	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 31, 2010
Kexuan Yao

/s/Fengtao Wen	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2010
Fengtao Wen

/s/Weigang Zhao	Director	March 31, 2010
Weigang Zhao

/s/ Tao Pang	Director	March 31, 2010
Tao Pang

/s/ Heping Ma	Director	March 31, 2010
Heping Ma

/s/ William Thomson	Director	March 31, 2010
William Thomson

Item 8. Financial Statements and Supplementary Data

China Armco Metals, Inc. and Subsidiaries

December 31, 2009 and 2008

Index to Consolidated Financial Statements

Contents                                                                                                                                                                            Page(s)

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations and Comprehensive Income

Consolidated Statement of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to the Consolidated Financial Statements
Schedule:

Schedule II Valuation and Qualifying Accounts for the year ended December 31, 2009 and 2008
F-2 F-3 F-4 F-5 F-6 F-7 to F-38 F-39

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
China Armco Metals, Inc.
San Mateo, California

We have audited the accompanying consolidated balance sheets of China Armco Metals, Inc. and Subsidiaries (collectively “Armco Metals” or the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/Li & Company, PC
Li & Company, PC

Skillman, New Jersey
March 31, 2010

CHINA ARMCO METALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2009	December 31, 2008
ASSETS
CURRENT ASSETS:
Cash	$743,810	$3,253,533
Pledged deposits	779,169	-
Accounts receivable, net	28,390,528	16,722,307
Inventories	496,149	197,402
Advance on purchases	3,903,782	3,680,872
Prepayments and other current assets	3,513,538	379,452

Total Current Assets	37,826,976	24,233,566

PROPERTY, PLANT AND EQUIPMENT, net	19,642,861	2,377,816

LAND USE RIGHTS, net	2,158,234	2,208,902

Total Assets	$59,628,071	$28,820,284

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Loans payable	$17,021,558	$2,914,345
Current maturities of long-term debt	2,193,881	-
Accounts payable	6,841,584	6,694,534
Advances from stockholder	35,475	236,595
Customer deposits	2,453,098	2,613,653
Corporate income tax payable	1,990,277	787,759
Value added tax and other taxes payable	1,312,455	251,553
Accrued expenses and other current liabilities	654,756	32,899

Total Current Liabilities	32,503,084	13,531,338

LONG-TERM DEBT	6,581,641	-

DERIVATIVE LIABILITY	3,417,974	-

Total Liabilities	42,502,699	13,531,338

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 1,000,000 shares authorized;
none issued or outstanding	-	-
Common stock, $0.001 par value, 74,000,000 shares authorized,
10,310,699 and 10,092,449 shares issued and outstanding, respectively	10,310	10,092
Additional paid-in capital	2,556,966	6,942,588
Deferred compensation	(676,500)	-
Retained earnings	14,936,915	7,967,064
Accumulated other comprehensive income:
Foreign currency translation gain	297,681	369,202

Total Stockholders' Equity	17,125,372	15,288,946

Total Liabilities and Stockholders' Equity	$59,628,071	$28,820,284

See accompanying notes to the Consolidated Financial Statements.

CHINA ARMCO METALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Year	For the Year
	Ended	Ended
	December 31, 2009	December 31, 2008

NET REVENUES	$86,939,841	$55,358,567

COST OF GOODS SOLD	77,995,219	51,226,667

GROSS PROFIT	8,944,622	4,131,900

OPERATING EXPENSES:
Selling expenses	447,051	121,362
General and administrative expenses	1,263,957	1,129,442

Total operating expenses	1,711,008	1,250,804

INCOME FROM OPERATIONS	7,233,614	2,881,096

OTHER (INCOME) EXPENSE:
Interest income	(14,092)	(15,696)
Interest expense	526,326	164,110
Import and export agency income	-	(3,367)
Gain from contracts termination	-	(1,151,453)
Loss (gain) on change in fair value of derivative liability	166,025	-
Loss on forward foreign currency contracts	-	19,739
Government subsidy	(52,347)	-
Other (income) expense	271,249	(191,097)

Total other (income) expense	897,161	(1,177,764)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	6,336,453	4,058,860

INCOME TAXES	1,212,057	787,759

INCOME FROM CONTINUING OPERATIONS	5,124,396	3,271,101

DISCONTINUED OPERATIONS
Gain on disposal of discontinued operations, net of tax	-	61,514
INCOME FROM DISCONTINUED OPERATIONS	-	61,514

NET INCOME	5,124,396	3,332,615

OTHER COMPREHENSIVE INCOME:
Foreign currency translation gain (loss)	(71,521)	292,544

COMPREHENSIVE INCOME	$5,052,875	$3,625,159

NET INCOME PER COMMON SHARE - BASIC AND DILUTED:
Continuing operations	$0.51	$0.44
Discontinued operations	$0.00	$0.00
Total net income per common share	$0.51	$0.44

Weighted Common Shares Outstanding - basic and diluted	10,101,603	7,512,085

See accompanying notes to the Consolidated Financial Statements.

CHINA ARMCO METALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Year Ended December 31, 2009

	Common Stock, $0.001 Par Value					Accumulated Other Comprehensive Income
	Number of Shares	Amount	Additional Paid-in Capital	Deferred Compensation	Retained Earnings	Foreign Currency Translation Gain	Total Stockholders' Equity

Balance, December 31, 2007	5,300,000	$5,300	$367,726	-	$4,634,449	$76,658	$5,084,133

Reverse acquisition adjustment	2,306,000	2,306	(61,326)				(59,020)

Issuance of common stock for cash from
July 25, 2008 through August 8, 2008,	2,486,649	2,487	1,520,790				1,523,277
net of offering costs

Issuance of warrants in connection with sale of
common stock for cash in July and August, 2008			5,097,404				5,097,404

Issuance of common stock for services on
October 15, 2008	6,000	6	17,994				18,000

Cancellation of common stock for sale of
fertilizer business on December 30, 2008	(6,200)	(7)					(7)

Comprehensive income
Net income					3,332,615		3,332,615
Foreign currency translation gain						292,544	292,544

Total comprehensive income							3,625,159

Balance, December 31, 2008	10,092,449	10,092	6,942,588	$-	7,967,064	369,202	15,288,946

The cumulative adjustment from the warrants derivative
liability at January 1, 2009 upon adoption of
FASB ASC 815-40-15 (formerly "EITF 07-5")			(5,097,404)		1,845,455		(3,251,949)

Issuance of common stock for exercise of 5,000 share
warrants at $5.00 per share on January 30, 2009	5,000	5	24,995				25,000

Issuance of common stock to Hayden Communications
IR serviecs at $1.50 per share on May 7, 2009	7,000	7	10,493				10,500

Issuance of 2009 Stock inceptive plan to CEO and Directors
and Directors fo future services valued at
$3.28 per share granted on October 26, 2009	206,250	206	676,294	(676,500)			-

Comprehensive income
Net income					5,124,396		5,124,396
Foreign currency translation gain						(71,521)	(71,521)

Total comprehensive income							5,052,875

Balance, December 31, 2009	10,310,699	$10,310	$2,556,966	$(676,500)	$14,936,915	$297,681	$17,125,372

See accompanying notes to the Consolidated Financial Statements.

CHINA ARMCO METALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year	For the Year
	Ended	Ended
	December 31, 2009	December 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,124,396	$3,332,615
Adjustments to reconcile net income to net cash
Provided by (used in) operating activities
Depreciation expenses	75,383	34,413
Amortization expense	45,919	46,018
Change in fair value of derivative liability	166,025	-
Stock based compensation	10,500	18,000
Loss from disposal of property and equipment	-	5,433
Gain from disposal of discontinued operations	-	(61,514)
Changes in operating assets and liabilities:
Accounts receivable	(11,572,691)	(15,476,396)
Inventories	(299,171)	2,405,995
Advance on purchases	(216,014)	(1,720,206)
Prepayments and other current assets	(3,148,066)	(260,437)
Forward foreign exchange contracts swap	-	19,739
Accounts payable	154,294	6,444,793
Customer deposits	(154,936)	230,711
Taxes payable	2,263,962	1,158,952
Accrued expenses and other current liabilities	624,528	19,022

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(6,925,871)	(3,802,862)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from release of pledged deposits	-	603,187
Payment made towards pledged deposits	(779,170)	-
Purchases of property and equipment	(17,345,539)	(2,276,963)

NET CASH USED IN INVESTING ACTIVITIES	(18,124,709)	(1,673,776)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of forward foreign exchanage contracts	-	(343,023)
Proceeds from loans payable	19,111,122	2,914,345
Repayment of loans payable	(5,003,909)	-
Proceeds from long-term debt	8,775,522	-
Amounts received from (paid to) related parties	(312,889)	(710,041)
Sales of common stock and warrants, net of offering costs	25,000	6,623,168

NET CASH PROVIDED BY FINANCING ACTIVITIES	22,594,846	8,484,449

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(53,989)	13,436

NET CHANGE IN CASH	(2,509,723)	3,021,247

Cash at beginning of year	3,253,533	232,286

Cash at end of year	$743,810	$3,253,533

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$526,326	$164,110
Taxes paid	$-	$-

NON CASH FINANCING AND INVESTING ACTIVITIES:
Advances to then sole stockholder treated as dividends	$-	$-

See accompanying notes to the Consolidated Financial Statements.

China Armco Metals, Inc. and Subsidiaries
December 31, 2009 and 2008
Notes to the Consolidated Financial Statements

NOTE 1 – ORGANIZATION AND OPERATIONS

China Armco Metals, Inc., a Nevada corporation and its subsidiaries are referred to in these notes as “Armco Metals” or the “Company”.

Through its wholly owned Chinese subsidiaries, the Company imports, sells and distributes a variety of metal ore to the metal refinery industry in the Peoples Republic of China (“PRC”). Also, in March 2010 the Company began operating a recently constructed scrap metal recycling facility in the Banqiao Industrial Zone of Lianyungang Economic Development Zone in the Jiangsu province of the PRC capable of producing 1 million metric tons (“mmt”) of recycled metal per year.  Prior to June 27, 2008, the Company engaged in the distribution of organic fertilizer in the United States originally named Cox Distributing.  Cox Distributing was founded as an unincorporated business in January 1984 and incorporated as Cox Distributing, Inc., a Nevada corporation on April 6, 2007 at which time 9,100,000 shares of common stock were issued to the founder in exchange for the existing unincorporated business.  No value was given to the stock issued by the newly formed corporation.  Therefore, the shares were recorded to reflect the $.001 par value and paid in capital was recorded as a negative amount ($910).

On June 27, 2008, the Company amended its Articles of Incorporation, and changed its name to China Armco Metals, Inc. (upon the acquisition of Armco & Metawise (H.K) Ltd., a limited liability company established under the laws of Hong Kong (“Armco & Metawise”) and its subsidiaries.  On December 30, 2008, the Company discontinued its organic fertilizer distribution business.

Merger of Armco & Metawise (H.K) Ltd. and Subsidiaries (“Armco”)

On June 27, 2008, the Company entered into a share purchase agreement (the “Share Purchase Agreement”) and consummated a share purchase (the “Share Purchase”) with Armco & Metawise and Ms. Feng Gao, who owned 100% of the issued and outstanding shares of Armco & Metawise .  In connection with the acquisition, the Company purchased from the Ms. Gao 100% of the issued and outstanding shares of Armco & Metawise’s capital stock for $6,890,000 by delivery of the Company’s purchase money promissory note.  In addition, the Company issued to Ms. Gao a stock option entitling Ms. Gao to purchase a total of 5,300,000 shares of the Company’s common stock, par value $.001 per share (the “Common Stock”) at $1.30 per share which expires on September 30, 2008 and 2,000,000 shares at $5.00 per share which expires on June 30, 2010 (the “Gao Option”).  On August 12, 2008, Ms. Gao exercised her option to purchase and the Company issued 5,300,000 shares of its common stock in exchange for the $6,890,000 note owed to Ms. Gao.  The shares issued represented approximately 69.7% of the issued and outstanding common stock immediately after the consummation of the Share Purchase and exercise of the option to purchase 5,300,000 shares of the Company’s common stock at $1.30 per share.  As a result of the ownership interests of the former shareholders of Armco & Metawise, for financial statement reporting purposes, the merger between the Company and Armco & Metawise has been treated as a reverse acquisition with Armco & Metawise deemed the accounting acquirer and the Company deemed the accounting acquiree under the purchase method of accounting in accordance with section 805-10-55 of the FASB Accounting Standards Codification. The reverse merger is deemed a capital transaction and the net assets of Armco & Metawise (the accounting acquirer) are carried forward to the Company (the legal acquirer and the reporting entity) at their carrying value before the combination.  The acquisition process utilizes the capital structure of the Company and the assets and liabilities of Armco & Metawise which are recorded at historical cost.  The equity of the Company is the historical equity of Armco & Metawise retroactively restated to reflect the number of shares issued by the Company in the transaction.

Armco & Metawise (H.K) Ltd. was incorporated on July 13, 2001 under the laws of the Hong Kong Special Administrative Region (“HK SAR”) of the People’s Republic of China (“PRC”).  Armco & Metawise engages in the import, export and distribution of ferrous and non-ferrous ore and metals, and the recycling of scrap steel.

On January 9, 2007, Armco & Metawise formed Armet (Lianyungang) Renewable Resources Co, Ltd. (“Armet”), a wholly-owned foreign enterprise (“WOFE”) subsidiary in the City of Lianyungang, Jiangsu Province, PRC.  Armet engages in the recycling of scrap steel.

Henan Armco and Metawise Trading Co., Ltd. (“Henan”) was incorporated on June 6, 2002 in the City of Zhengzhou, Henan Province, PRC.  Henan engages in the import, export and distribution of ferrous and non-ferrous ore and metals.

China Armco Metals, Inc. and Subsidiaries
December 31, 2009 and 2008
Notes to the Consolidated Financial Statements

Merger of Henan Armco and Metawise Trading Co., Ltd. (“Henan”) with Armet, Companies under Common Control

On December 28, 2007, Armco & Metawise by and through its wholly owned subsidiary, Armet, entered into a Share Transfer Agreement with Henan, a company under common control with Armco & Metawise.  The acquisition of Henan has been recorded on the purchase method of accounting at historical amounts as Armet and Henan were under common control since June 2002.  The consolidated financial statements have been presented as if the acquisition of Henan had occurred as of the first date of the first period presented.

Formation of Armco (Lianyungang) Holdings, Inc.

On June 4, 2009, the Company formed Armco (Lianyungang) Holdings, Inc. (“Lianyungang”), a wholly-owned foreign enterprise (“WOFE”) subsidiary in the City of Lianyungang, Jiangsu Province, PRC.  Lianyungang intends to engage in marketing and distribution of the recycled scrap steel.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The Company’s consolidated financial statements include all of the accounts of its subsidiarie as of December 31, 2009 and 2008 and for the years then ended.  Armco & Metawise is included as of December 31, 2009 and 2008 for the year ended December 31, 2009 and for the period from June 27, 2008 (date of acquisition) through December 31, 2008.  Lianyungang is included as of December 31, 2009 and for the period from June 4, 2009 (inception) through December 31, 2009.  All inter-company balances and transactions have been eliminated.

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

Pledged deposits

Pledged deposits consist of amounts held in financial institutions for outstanding letters of credit maturing in specified periods.

Accounts receivable

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

China Armco Metals, Inc. and Subsidiaries
December 31, 2009 and 2008
Notes to the Consolidated Financial Statements

Outstanding account balances are reviewed individually for collectability.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

The Company does not have any off-balance-sheet credit exposure to its customers.

Inventories

The Company values inventories, consisting of purchased products, at the lower of cost or market.  Cost is determined on the first-in and first-out (“FIFO”) method.  The Company regularly reviews its inventories on hand and, when necessary, records a provision for excess or obsolete inventories based primarily on current selling price and spot market prices.  The Company determined that there was no inventory obsolescence as of December 31, 2009 or 2008.

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

Land use right

Land use right represents the cost to obtain the right to use a 32 acre parcel of land in the City of Lianyungang, Jiangsu Province, PRC.  Land use right is carried at cost and amortized on a straight-line basis over the fifty (50) year life of the right.  Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

Impairment of long-lived assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, which include property, plant and equipment, and land use right are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.  The Company determined that there were no impairments of long-lived assets as of December 31, 2009 or 2008.

China Armco Metals, Inc. and Subsidiaries
December 31, 2009 and 2008
Notes to the Consolidated Financial Statements

Customer deposits

Customer deposits primarily represent amounts received from customers for future delivery of products, all of which were fully or partially refundable depending upon the terms and conditions of the sales agreements.

Derivative instruments and hedging activities

The Company accounts for derivative instruments and hedging activities in accordance with paragraph 810-10-05-4 of the FASB Accounting Standards Codification (“Paragraph 810-10-05-4”). Paragraph 810-10-05-4 requires companies to recognize all derivative instruments as either assets or liabilities in the balance sheet at fair value.  The accounting for changes in the fair value of a derivative instrument depends on: (i) whether the derivative has been designated and qualifies as part of a hedging relationship, and (ii) the type of hedging relationship.  For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument based upon the exposure being hedged as either a fair value hedge, cash flow hedge or hedge of a net investment in a foreign operation.

From time to time, the Company employs foreign currency forward contracts to convert unforeseeable foreign currency exchange rates to fixed foreign currency exchange rates.  The Company does not use derivatives for speculation or trading purposes.  Changes in the fair value of derivatives are recorded each period in current earnings or through other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and the type of hedge transaction.  The ineffective portion of all hedges is recognized in current earnings.  The Company has sales and purchase commitments denominated in foreign currencies.  Foreign currency forward contracts are used to hedge against the risk of change in the fair value of these commitments attributable to fluctuations in exchange rates (“Fair Value Hedges”).  Changes in the fair value of the derivative instrument are generally offset in the income statement by changes in the fair value of the item being hedged.  The Company employed foreign currency forward contracts to convert unforeseeable foreign currency exchange rates to fixed foreign currency exchange rates in 2008 and did not employ foreign currency forward contracts to convert unforeseeable foreign currency exchange rates to fixed foreign currency exchange rates in 2009.

Derivative warrant liability

On January 1, 2009, the Company adopted Section 815-40-15 of the FASB Accounting Standards Codification (“Section 815-40-15”) to determine whether an instrument (or an embedded feature) is indexed to the Company’s own stock.  Section 815-40-15 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.   The adoption of Section 815-40-15 has affected the accounting for (i) certain freestanding warrants that contain exercise price adjustment features and (ii) convertible bonds issued by foreign subsidiaries with a strike price denominated in a foreign currency.

The Company classified 2,728,913 common stock purchase warrants issued in connection with its July 2008 offering of common stock as additional paid-in capital upon issuance of the warrants.  Upon the adoption of Section 815-40-15 on January 1, 2009 these warrants are no longer deemed to be indexed to the Company’s own stock and were reclassified from equity to a derivative liability with a  fair value of $3,251,949 effective as of January 1, 2009.  The reclassification entry included a cumulative adjustment to retained earnings of $1,845,455 and a reduction of additional paid-in capital of $5,097,404, the amount originally classified as additional paid-in capital upon issuance of the warrants on July 31, 2008 (see Note 3- Restatement of Financial Statements Included in Previously Filed Interim Reports).  For the year ended December 31, 2009, we recorded a loss on change in fair value of derivative liability of $166,025 from the mark to market for the increase in fair value of the warrants to $3,417,974 at December 31, 2009 (see Note 10 - Derivative instruments and fair value of financial instruments).

China Armco Metals, Inc. and Subsidiaries
December 31, 2009 and 2008
Notes to the Consolidated Financial Statements

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and has adopted paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepayments and other current assets, accounts payable, taxes payable, accrued expenses and other current liabilities, and derivative liability approximate their fair values because of the short maturity of these instruments.  The Company’s loan payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at December 31, 2009 and 2008.

The Company revalues its derivative liability every reporting period and recognizes gains or losses in the consolidated statements of operations that are attributable to the change in unrealized gains or losses relating to the liability.  The Company has no other assets or liabilities measured at fair value on a recurring basis..

Revenue recognition

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.  In addition to the aforementioned general policy, the following are the specific revenue recognition policies for each major category of revenue:

(i) Import, export and distribution of ferrous and non-ferrous ore and metals and processed scrap metal:  The Company derives its revenues from sales of metal ore pursuant to contracts with customers with revenues being generated upon the shipment of goods.  Persuasive evidence of an arrangement is demonstrated via invoice or contract, product delivery is evidenced by warehouse shipping log as well as a signed bill of lading from the vessel, trucking or rail company and title transfers upon shipment, based on free on board (“FOB”) warehouse terms; the sales price to the customer is fixed upon execution of a contract or acceptance of a purchase order and there is no separate sales rebate, discount, or volume incentive.  When the Company recognizes revenue, no provisions are made for returns because, historically, there have been very few sales returns and adjustments that have impacted the ultimate collection of revenues.

(ii) Import and export agent services:  Revenue from import and export agent services is recognized as the services are provided.  The import and export agent services are considered provided when the goods to be imported or exported by the customer are delivered to the designated port specified by the service contract.  The Company follows paragraph 605-45-45-15 to paragraph 605-45-45-18 of the FASB Accounting Standards Codification for revenue recognition to report revenue net for its import and export agent services since (1) the Company’s supplier is the primary obligor in the arrangement, (2) the amount the Company earns is fixed, and (3) the Company’s supplier has credit risk.  The Company did not provide import and export agent services in 2009.

China Armco Metals, Inc. and Subsidiaries
December 31, 2009 and 2008
Notes to the Consolidated Financial Statements

Net sales of products represent the invoiced value of goods, net of value added taxes (“VAT”).  The Company is subject to VAT which is levied on the majority of the Company’s products at the rate of 13% on the invoiced value of sales prior to December 31, 2008 and 17% on the invoiced value of sales as of January 1, 2009 and forward.  Sales or Output VAT is borne by customers in addition to the invoiced value of sales and Purchase or Input VAT is borne by the Company in addition to the invoiced value of purchases to the extent not refunded for export sales.

Shipping and handling costs

The Company accounts for shipping and handling fees in accordance with paragraph 605-45-45-19 of the FASB Accounting Standards Codification.  While amounts charged to customers for shipping products are included in revenues, the related costs are classified in cost of goods sold as incurred.

Foreign currency transactions

The Company applies the guidelines as set out in Section 830-20-35 of the FASB Accounting Standards Codification (“Section 830-20-35”) for foreign currency transactions.  Pursuant to Section 830-20-35 of the FASB Accounting Standards Codification, foreign currency transactions are transactions denominated in currencies other than U.S. Dollar, the Company’s reporting currency or Chinese Yuan or Reminbi, the Company’s Chinese operating subsidiaries' functional currency.  Foreign currency transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid.  A change in exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. That increase or decrease in expected functional currency cash flows is a foreign currency transaction gain or loss that generally shall be included in determining net income for the period in which the exchange rate changes. Likewise, a transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later) realized upon settlement of a foreign currency transaction generally shall be included in determining net income for the period in which the transaction is settled. The exceptions to this requirement for inclusion in net income of transaction gains and losses pertain to certain intercompany transactions and to transactions that are designated as, and effective as, economic hedges of net investments and foreign currency commitments.  Pursuant to Section 830-20-25 of the FASB Accounting Standards Codification, the following shall apply to all foreign currency transactions of an enterprise and its investees: (a) at the date the transaction is recognized, each asset, liability, revenue, expense, gain, or loss arising from the transaction shall be measured and recorded in the functional currency of the recording entity by use of the exchange rate in effect at that date as defined in section 830-10-20 of the FASB Accounting Standards Codification; and (b) at each balance sheet date, recorded balances that are denominated in currencies other than the functional currency or reporting currency of the recording entity shall be adjusted to reflect the current exchange rate.

Stock-based compensation for obtaining employee services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of section 505-50-30 of the FASB Accounting Standards Codification. Pursuant to paragraph 718-10-30-6 of the FASB Accounting Standards Codification, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.

The fair value of each option grant estimated on the date of grant uses the Black-Scholes option-pricing model with the following weighted-average assumptions:

Date of Grant	June 27, 2008
Expected option life (year)	2.00
Expected volatility	0.00%
Risk-free interest rate	2.65%
Dividend yield	0.00%

China Armco Metals, Inc. and Subsidiaries
December 31, 2009 and 2008
Notes to the Consolidated Financial Statements

The fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:


The Company uses historical data to estimate employee termination behavior.  The expected life of options granted is derived from paragraph 718-10-S99-1 of the FASB Accounting Standards Codification and represents the period of time the options are expected to be outstanding.

	The expected volatility is based on a combination of the historical volatility of the comparable companies’ stock over the contractual life of the options.

	The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option.

	The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the contractual life of the option.

The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.

Equity instruments issued to parties other than employees for acquiring goods or services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of section 505-50-30 of the FASB Accounting Standards Codification (“FASB ASC Section 505-50-30”).  Pursuant to FASB ASC Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.

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

China Armco Metals, Inc. and Subsidiaries
December 31, 2009 and 2008
Notes to the Consolidated Financial Statements

Foreign currency translation

The financial records of the Company's Chinese operating subsidiaries are maintained in their local currency, the Renminbi (“RMB”), which is the functional currency.  Assets and liabilities are translated from the local currency into the reporting currency, U.S. dollars, at the exchange rate prevailing at the balance sheet date.  Revenues and expenses are translated at weighted average exchange rates for the period to approximate translation at the exchange rates prevailing at the dates those elements are recognized in the consolidated financial statements.  Foreign currency translation gain (loss) resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining accumulated other comprehensive income in the consolidated statement of stockholders’ equity.

RMB is not a fully convertible currency.  All foreign exchange transactions involving the RMB must take place either through the People’s Bank of China (the “PBOC”) or other institutions authorized to buy and sell foreign exchange.  The exchange rate adopted for the foreign exchange transactions are the rates of exchange quoted by the PBOC.  Commencing July 21, 2005, China adopted a managed floating exchange rate regime based on market demand and supply with reference to a basket of currencies.  The exchange rate of the US dollar against the RMB was adjusted from approximately RMB 8.28 per US dollar to approximately RMB 8.11 per US dollar on July 21, 2005.  Since then, the PBOC administers and regulates the exchange rate of the US dollar against the RMB taking into account demand and supply of RMB, as well as domestic and foreign economic and financial conditions.

Unless otherwise noted, the rate presented below per U.S. $1.00 was the noon buying rate for RMB in New York City as reported by the Federal Reserve Bank of New York on the date of its consolidated balance sheets through December 31, 2008 and the interbank rate as quoted by OANDA Corporation (www.oanda.com) as of January 1, 2009 and forward contained in its consolidated financial statements.  Management believes that the difference between the RMB vs. US$ exchange rate quoted by the PBOC and the RMB vs. US$ exchange rate reported by OANDA Corporation or the Federal Reserve Bank of New York were immaterial.  Translations do not imply that the RMB amounts actually represent, or have been or could be converted into, equivalent amounts in U.S. dollars.  Translation of amounts from RMB into United States dollars (“US$”) has been made at the following exchange rates for the respective periods:

	December 31, 2009	December 31, 2008	December 31, 2007
Balance sheet	6.8372	6.8225	7.2946

Statement of income and comprehensive income	6.8409	6.9477

Net gains and losses resulting from foreign exchange transactions, if any, are included in the Company’s Consolidated Statements of Income and Comprehensive Income.  The foreign currency translation gain (loss) was $(71,521) and $292,544 and the effect of exchange rate changes on cash flows were $(53,989) and $13,436 for the years ended December 31, 2009 and 2008, respectively.

Comprehensive income

The Company has applied section 220-10-45 of the FASB Accounting Standards Codification. This statement establishes rules for the reporting of comprehensive income and its components.  Comprehensive income, for the Company, consists of net income and foreign currency translation adjustments and is presented in the Company’s Consolidated Statements of Income and Comprehensive Income and Stockholders’ Equity.

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

China Armco Metals, Inc. and Subsidiaries
December 31, 2009 and 2008
Notes to the Consolidated Financial Statements

The following table shows the weighted-average number of potentially outstanding dilutive shares excluded from the diluted net loss per share calculation for the year ended December 31, 2009 and 2008 as they were anti-dilutive:

	Weighted average number of potentially outstanding dilutive shares
	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008
Stock options issued on June 27, 2008 in connection with the acquisition of Armco & Metawise	2,000,000	2,000,000

Warrants issued on August 1, 2008 in connection with the Company’s August 1, 2008 equity financing	2,723,913	2,728,913

Total potentially outstanding dilutive shares	4,723,913	4,728,913

Commitment and contingencies

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

Subsequent events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will disclose the date through which subsequent events have been evaluated and that date is the date when the financial statements were issued.

China Armco Metals, Inc. and Subsidiaries
December 31, 2009 and 2008
Notes to the Consolidated Financial Statements

Recently issued accounting pronouncements

On June 5, 2003, the United States Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-9072 on October 13, 2009.  Under the provisions of Section 404 of the Sarbanes-Oxley Act, public companies and their independent auditors are each required to report to the public on the effectiveness of a company’s internal controls.  The smallest public companies with a public float below $75 million have been given extra time to design, implement and document these internal controls before their auditors are required to attest to the effectiveness of these controls.  This extension of time will expire beginning with the annual reports of companies with fiscal years ending on or after June 15, 2010.  Commencing with its annual report for the year ending December 31, 2010, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement

	Of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

	Of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and

	Of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

Furthermore, the Company is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that it has maintained, in all material respects, effective internal control over financial reporting.

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

China Armco Metals, Inc. and Subsidiaries
December 31, 2009 and 2008
Notes to the Consolidated Financial Statements

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

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-12 “Fair Value Measurements and Disclosures Topic 820 – Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent)”, which provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this update, such as the nature of any restrictions on the investor’s ability to redeem its investments a the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be make by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in paragraph 320-10-50-1B. The disclosures are required for all investments within the scope of the amendments in this update regardless of whether the fair value of the investment is measured using the practical expedient. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-01 “Equity Topic 505 – Accounting for Distributions to Shareholders with Components of Stock and Cash”, which clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share (“EPS”)).  Those distributions should be accounted for and included in EPS calculations in accordance with paragraphs 480-10-25- 14 and 260-10-45-45 through 45-47 of the FASB Accounting Standards codification.  The amendments in this Update also provide a technical correction to the Accounting Standards Codification.  The correction moves guidance that was previously included in the Overview and Background Section to the definition of a stock dividend in the Master Glossary.  That guidance indicates that a stock dividend takes nothing from the property of the corporation and adds nothing to the interests of the stockholders.  It also indicates that the proportional interest of each shareholder remains the same, and is a key factor to consider in determining whether a distribution is a stock dividend.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-02 “Consolidation Topic 810 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification”, which provides amendments to Subtopic 810-10 and related guidance within U.S. GAAP to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to the following:

1.	A subsidiary or group of assets that is a business or nonprofit activity
2.	A subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture
3.	An exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture).

China Armco Metals, Inc. and Subsidiaries
December 31, 2009 and 2008
Notes to the Consolidated Financial Statements

The amendments in this Update also clarify that the decrease in ownership guidance in Subtopic 810-10 does not apply to the following transactions even if they involve businesses:

1.	Sales of in substance real estate. Entities should apply the sale of real estate guidance in Subtopics 360-20 (Property, Plant, and Equipment) and 976-605 (Retail/Land) to such transactions.
2.
Conveyances of oil and gas mineral rights.  Entities should apply the mineral property conveyance and related transactions guidance in Subtopic 932-360 (Oil and Gas-Property, Plant, and Equipment) to such transactions.

If a decrease in ownership occurs in a subsidiary that is not a business or nonprofit activity, an entity first needs to consider whether the substance of the transaction causing the decrease in ownership is addressed in other U.S. GAAP, such as transfers of financial assets, revenue recognition, exchanges of nonmonetary assets, sales of in substance real estate, or conveyances of oil and gas mineral rights, and apply that guidance as applicable. If no other guidance exists, an entity should apply the guidance in Subtopic 810-10.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3- RESTATEMENT OF FINANCIAL STATEMENTS INCLUDED IN PREVIOUSLY FILED INTERIM REPORTS

The March 31, 2009, June 30, 2009, and September 30, 2009 unaudited financial statements included in the Company’s Form 10-Q’s filed with the SEC on May 20, 2009, August 14, 2009, and November 25, 2009, respectively, did not properly record the Company’s common stock purchase warrants as a derivative liability at January 1, 2009 upon our adoption of Derivative and Hedging Topic of the FASB ASC 815 and did not properly record the subsequent accounting for the changes in the fair value of the associated liability at March 31, 2009, June 30, 2009, and September 30, 2009.

Accordingly, our unaudited consolidated balance sheets at March 31, 2009, June 30, 2009, and September 30, 2009, which are included in previously filed interim reports, have been restated to correct the accounting treatment for our common stock purchase warrants.

The derivative liability and loss on change in fair value of the derivative liability is correctly recorded and presented in accordance with the Derivative and Hedging Topic – FASB ASC 815 on the balance sheet, statement of operations, statement of cash flows in the financial statements for the year ended December 31, 2009 included in this report (See Note 10 - Derivative Instruments and Fair Value of Financial Instruments).

The effect of correcting this error in our a) balance sheets at March 31, 2009, June 30, 2009 and September 30, 2009; b) statements of operations for the three months ended March 31, 2009, three months and six months ended June 30, 2009, and three and nine months ended September 30, 2009; and c) statements of cash flows for the three months ended March 31, 2009, six months ended June 30, 2009, and nine months ended September 30, 2009 are shown in the table below:

China Armco Metals, Inc. and Subsidiaries
December 31, 2009 and 2008
Notes to the Consolidated Financial Statements

Balance Sheet Data	March 31, 2009 (Unaudited)
	As filed	Adjustment to Restate	Restated
Derivative Liability	$-	$3,082,123	$3,082,123

Total Liabilities	14,871,747	3,082,123	$17,953,870

Stockholders' equity:
Preferred Stock, $0.001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-	-
Common Stock, $0.001 par value, 74,000,000 shares authorized, 10,097,449 issued and outstanding	10,097	-	10,097
Additional Paid-in-capital	6,967,583	(5,097,404)	1,870,179
Retained earnings	8,094,700	2,015,281	10,109,981
Accumulated other comprehensive income
Foreign currency translation gain	342,757	-	342,757
Total stockholders' equity	15,415,137	(3,082,123)	12,333,014
Total liabilities and equity	$30,286,884	-	$30,286,884

Balance Sheet Data	June 30, 2009 (Unaudited)
	As filed	Adjustment to Restate	Restated
Derivative Liability	$-	$3,326,673	$3,326,673

Total Liabilities	19,531,034	3,326,673	$22,857,707

Stockholders' equity:
Preferred Stock, $0.001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-	-
Common Stock, $0.001 par value, 74,000,000 shares authorized, 10,104,449 issued and outstanding	10,104	-	10,104
Additional Paid-in-capital	6,978,076	(5,097,404)	1,880,672
Retained earnings	11,464,463	1,770,731	13,235,194
Accumulated other comprehensive income	310,801	-	310,801
Total stockholders' equity	18,763,444	(3,326,673)	15,436,771
Total liabilities and equity	$38,294,478	-	$38,294,478

China Armco Metals, Inc. and Subsidiaries
December 31, 2009 and 2008
Notes to the Consolidated Financial Statements

Balance Sheet Data	September 30, 2009 (Unaudited)
	As filed	Adjustment to Restate	Restated
Derivative Liability	$-	$3,900,217	$3,900,217

Total Liabilities	64,689,839	3,900,217	$68,590,056

Stockholders' equity:
Preferred Stock, $0.001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-	-
Common Stock, $0.001 par value, 74,000,000 shares authorized, 10,104,449 issued and outstanding	10,104	-	10,104
Additional Paid-in-capital	6,978,076	(5,097,404)	1,880,672
Retained earnings	10,604,800	1,197,187	11,801,987
Accumulated other comprehensive income	351,670	-	351,670
Total stockholders' equity	17,944,650	(3,900,217)	14,044,433
Total liabilities and equity	$82,634,489	-	$82,634,489

Statement of Operations Data	For the three months ended March 31, 2009 (Unaudited)
	As filed	Adjustment to Restate	Restated
Other (income) expense
Interest expense	$18,036	$-	$18,036
Loss on forward foreign currency contracts	-	-	-
(Gain) loss on change in fair value of derivative liability	-	(169,826)	(169,826)
Other (income) expense	30,227	-	30,227
Total other (income) expense	48,263	(169,826)	(121,563)

Income from continuing operations before income taxes	128,426	169,826	298,252
Income taxes	790	-	790
Net income applicable to shareholders	127,636	169,826	297,462

Comprehensive income	$101,191	$169,826	$271,017

Net income per common share - Basic and Diluted
Total net income per common share	$0.01	$0.02	$0.03
Weighted Common Shares Outstanding - Basic and Diluted	10,095,616	-	10,095,616

China Armco Metals, Inc. and Subsidiaries
December 31, 2009 and 2008
Notes to the Consolidated Financial Statements

Statement of Operations Data	For the three months ended June 30, 2009 (Unaudited)
	As filed	Adjustment to Restate	Restated
Other (income) expense
Interest income	$(45,018)	$-	$(45,018)
Interest expense	119,120	-	119,120
Import and export agency income	(47,244)	-	(47,244)
Gain from contracts termination	-	-	-
Loss on forward foreign currency contracts	(12,079)	-	(12,079)
(Gain) loss on change in fair value of derivative liability	-	244,550	244,550
Other (income) expense	66,945	-	66,945
Total other (income) expense	81,724	244,550	326,274

Income from operations before income taxes	3,369,334	(244,550)	3,124,784
Income taxes (benefit)	(726)	-	(726)
Net income applicable to shareholders	3,370,060	(244,550)	3,125,510

Comprehensive income	$3,338,104	$(244,550)	$3,093,554

Net income per common share - Basic and Diluted
Total net income per common share	$0.33	$(0.02)	$0.31
Weighted Common Shares Outstanding - Basic and Diluted	10,097,449	-	10,097,449

Statement of Operations Data	For the six months ended June 30, 2009 (Unaudited)
	As filed	Adjustment to Restate	Restated
Other (income) expense
Interest income	$(45,018)	$-	$(45,018)
Interest expense	137,156	-	137,156
Import and export agency income	(47,244)	-	(47,244)
Gain from contracts termination	-	-	-
Loss on forward foreign currency contracts	(12,079)	-	(12,079)
(Gain) loss on change in fair value of derivative liability	-	74,724	74,724
Other (income) expense	97,172	-	97,172
Total other (income) expense	129,987	74,724	204,711

Income from operations before income taxes	3,497,770	(74,724)	3,423,046
Income taxes (benefit)	74	-	74
Net income applicable to shareholders	3,497,696	(74,724)	3,422,972

Comprehensive income	$3,439,295	$(74,724)	$3,364,571

Net income per common share - Basic and Diluted
Total net income per common share	$0.33	$(0.01)	$0.32
Weighted Common Shares Outstanding - Basic and Diluted	10,096,538	-	10,096,538

China Armco Metals, Inc. and Subsidiaries
December 31, 2009 and 2008
Notes to the Consolidated Financial Statements

Statement of Operations Data	For the three months ended September 30, 2009 (Unaudited)
	As filed	Adjustment to Restate	Restated
Other (income) expense
Interest expense	$56,727	$-	$56,727
Import and export agency income	-	-	-
Gain from contracts termination	-	-	-
Loss on forward foreign currency contracts	12,079	-	12,079
(Gain) loss on change in fair value of derivative liability	-	573,544	573,544
Other (income) expense	236,181	-	236,181
Total other (income) expense	304,987	573,544	878,531

Income from operations before income taxes	275,293	(573,544)	(298,251)
Income taxes (benefit)	1,140,343	-	1,140,343
Net income applicable to shareholders	(865,050)	(573,544)	(1,438,594)

Comprehensive income	$(824,181)	$(573,544)	$(1,397,725)

Net income per common share - Basic and Diluted
Total net income per common share	$(0.09)	$(0.06)	$(0.15)
Weighted Common Shares Outstanding - Basic and Diluted	10,104,449	-	10,104,449

Statement of Operations Data	For the nine months ended September 30, 2009 (Unaudited)
	As filed	Adjustment to Restate	Restated
Other (income) expense
Interest expense	$148,865	$-	$148,865
Import and export agency income	(52,335)	-	(52,335)
Gain from contracts termination	-	-	-
Loss on forward foreign currency contracts	-	-	-
(Gain) loss on change in fair value of derivative liability	-	648,268	648,268
Other (income) expense	333,353	-	333,353
Total other (income) expense	429,883	648,268	1,078,151

Income from operations before income taxes	3,778,154	(648,268)	3,129,886
Income taxes (benefit)	1,140,418	-	1,140,418
Net income applicable to shareholders	2,637,736	(648,268)	1,989,468

Comprehensive income	$2,620,205	$(648,268)	$1,971,937

Net income per common share - Basic and Diluted
Total net income per common share	$0.26	$(0.06)	$0.20
Weighted Common Shares Outstanding - Basic and Diluted	10,100,589	-	10,100,589

China Armco Metals, Inc. and Subsidiaries
December 31, 2009 and 2008
Notes to the Consolidated Financial Statements

Statement of Cash Flow Data	For the three months ended March 31, 2009 (Unaudited)
	As filed	Adjustment to Restate	Restated
Net income	$127,636	$169,826	$297,462
Gain on change in fair value of derivative liability	-	(169,826)	(169,826)
Net cash provided by operating activities	$5,150,317	$-	$5,150,317

Statement of Cash Flow Data	For the six months ended June 30, 2009
	As filed	Adjustment to Restate	Restated
Net income	$3,497,696	$(74,724)	$3,422,972
Loss on change in fair value of derivative liability	-	74,724	74,724
Net cash provided by operating activities	$17,082,689	$-	$17,082,689

Statement of Cash Flow Data	For the nine months ended September 30, 2009 (Unaudited)
	As filed	Adjustment to Restate	Restated
Net income	$2,637,736	$(648,268)	$1,989,468
Loss on change in fair value of derivative liability	-	648,268	648,268
Net cash provided by operating activities	$(3,145,087)	$-	$(3,145,087)

NOTE 4 – PLEDGED DEPOSITS

Pledged deposits represent cash with financial institutions as collateral for letters of credit to be issued by such financial institutions to pay vendors of metal ore and scrap metal upon receipt of the goods by the Company.  Pledged deposits at December 31, 2009 and 2008 consisted of the following:

	December 31, 2009	December 31, 2008
Armco & Metawise
Letters of credit (1)	$194,700	$-
Henan Armco
Letters of credit (2)	584,469	-

	$779,169	$-

(1)	On January 20, 2010 and March 3, 2010, $29,700 and $165,000 were released to the Company, respectively due to vendors' non-performance.

(2)	As of March 30, 2010, $513,788 was released to the Company and $70,681 is in the process of being released to the Company due to vendor’s non-performance.

China Armco Metals, Inc. and Subsidiaries
December 31, 2009 and 2008
Notes to the Consolidated Financial Statements

NOTE 5 – INVENTORIES

Inventories at December 31, 2009 and 2008 consisted of the following:

	December 31, 2009		December 31, 2008
Goods purchased	$496,149	*	$197,402

	$496,149		$197,402

(*)  The Company collateralized all of its inventories to a financial institution to obtain working capital at December 31, 2009.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, stated at cost, less accumulated depreciation at December 31, 2009 and 2008 consisted of the following:

	Estimated Useful Life (Years)	December 31, 2009	December 31, 2008
Buildings and leasehold improvements	20	$393,418	$332,738
Construction in progress (i)		18,994,767	1,837,503
Machinery and equipment	7	18,376

Vehicles	5	291,787	200,270
Office equipment	5-8	80,965	68,508

		19,779,313	2,439,019
Less accumulated depreciation (ii)		(136,452)	(61,203)

		$19,642,861	$2,377,816

 (i)           Construction in progress

Construction in progress includes capital expenditures for construction of the Company’s scrap metal recycling facility, including buildings, machinery, equipment and facility set up charges.  For the year ended December 31, 2009 and 2008, the Company did not capitalize any interest to construction in progress.

(ii)           Depreciation and amortization expense

Depreciation and amortization expense for the year ended December 31, 2009 and 2008 was $78,152, and 35,066, respectively.

China Armco Metals, Inc. and Subsidiaries
December 31, 2009 and 2008
Notes to the Consolidated Financial Statements

NOTE 7 – LAND USE RIGHT

Land use right at cost at December 31, 2009 and 2008, consisted of the following:

	December 31, 2009	December 31, 2008
Land use right	$2,261,204	$2,266,076
Accumulated amortization	(102,970)	(57,174)

	$2,158,234	$2,208,902

Amortization expense

Amortization expense for the years ended December 31, 2009 and 2008 was $45,919, and $46,018, respectively.  Amortization expense for the next five years is approximately $46,000 per year.

NOTE 8 –LOANS PAYABLE

Loans payable at December 31, 2009 and December 31, 2008 consisted of the following:

	December 31, 2009	December 31, 2008
Armco & Metawise

Loan payable to a financial institution, guaranteed by the Company’s Chairman and Chief Executive Officer, with interest at 7.80% per annum payable monthly, with principal due and paid January 15, 2009.	$-	$1,414,345

Loan payable to a financial institution, guaranteed by the Company’s Chairman and Chief Executive Officer, with interest at 7.85% per annum payable monthly, with principal due and paid January 15, 2009.	-	1,500,000

Loan payable to a financial institution, collateralized by certain of the Company’s inventory, guaranteed by the Company’s Chairman and Chief Executive Officer, with interest at 3.30% per annum payable monthly, with principal due and paid on February 4, 2010	12,277,218	-

Henan Armco

Loan payable to an individual, non-interest bearing, with principal due on demand	146,259

Loan payable to a financial institution, collateralized by certain of the Company’s inventory, with interest at 6.30% per annum payable monthly, with principal paid as of March 24, 2010	$4,598,081	$-

	$17,021,558	$2,914,345

China Armco Metals, Inc. and Subsidiaries
December 31, 2009 and 2008
Notes to the Consolidated Financial Statements

NOTE 9 – RELATED PARTY TRANSACTIONS

Operating lease from Chairman, CEO and Stockholder

On January 1, 2006, Henan entered into a non-cancellable operating lease for its 176.37 square meter commercial office space in the City of Zhengzhou, Henan Province, PRC from Chairman, Chief Executive Officer and stockholder of the Company for RMB10,000 per month, which expired on December 31, 2008 and has been extended through December 31, 2011.  Total lease payments for the year ended December 31, 2009 and 2008 amounted to RMB120,000 per year (equivalent to $17,542 and $17,272, respectively).  Future minimum lease payments required under the non-cancelable operating lease are RMB120,000 per year (equivalent to $17,542 at December 31, 2009) for 2010 through 2011.

Operating lease agreement from Prime Armet Group, Inc., an entity controlled by Mr. Yao, its Chairman, CEO and Stockholder

On October 1, 2009, the Company entered into a non-cancellable operating lease for its commercial office space in California expiring September 30, 2010.  Future minimum lease payments required under the non-cancelable operating lease are $1,000 per month or $9,000 for the remaining term of the lease in 2010.

Advances from stockholder

Advances from stockholder at December 31, 2009 and 2008 consisted of the following:

	December 31, 2009	December 31, 2008
Advances from chairman, chief executive officer and stockholder	$35,475	$236,595

			)
	$35,475	$236,595

The advances bear no interest and have no formal repayment terms.

Our principal executive offices in the U.S. are located at One Waters Park Drive, Suite 98, San Mateo, CA 94403.  We pay rent of $1,000.00 per month to occupy a portion of this 905 square foot office pursuant to a sublease agreement with Prime Armet Group, Inc., a company owned by Kexuan Yao, our Chief Executive Officer.  The sublease for this office expires on September 30, 2012.

China Armco Metals, Inc. and Subsidiaries
December 31, 2009 and 2008
Notes to the Consolidated Financial Statements

NOTE 10 – LONG-TERM DEBT

Loan payable at December 31, 2009 and 2008 consisted of the following:

	December 31, 2009	December 31, 2008
Armet

Long-term debt due to a financial institution, collateralized by all of Armet’s building, equipment and land use right, with interest at 5.40% per annum payable monthly, with principal of RMB15,000,000 ($2,193,881), RMB30,000,000 ($4,387,761), and RMB15,000,000 ($2,193,880) due May 25, 2010, August 25, 2011 and August 25, 2012, respectively.	$8,775,522	$-

	8,775,522	-

Less: current maturities	(2,193,881)	-

LONG-TERM DEBT, net current maturities	$6,581,641	$-

NOTE 11 – DERIVATIVE INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Description of warrants

In connection with the four (4) rounds of private placements from July 25, 2008 through August 8, 2008, the Company issued (i) warrants for 2,486,649 shares to the investors and (ii) warrants for 242,264 shares to the brokers, or 2,728,913 shares in aggregate with an exercise price of $5.00 per share and an expiration date of August 31, 2013, all of which have been earned upon issuance.  The fair value of these warrants granted, estimated on the date of grant, was $5,097,404, which was originally recorded as additional paid-in capital, using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected option life (year)	5.00
Expected volatility	89%
Risk-free interest rate	3.23%
Dividend yield	0.00%

The remaining balance of the net proceeds of $1,523,277 was assigned to Common stock.

Derivative analysis

The exercise price of the warrants and the number of shares issuable upon exercise is subject to reset adjustment in the event of stock splits, stock dividends, recapitalization, most favored nation clause and similar corporate events.  Pursuant to the most favored nation provision of 2008 Unit Offering, other than the excepted issuances, if the Company issues any common stock or securities to any person or entity at a purchase or exercise price per share less than the share purchase price of the 2008 Unit Offering without the consent of the subscriber holding purchased shares, warrants or warrant shares of the 2008 Unit Offering, then the subscriber shall have the right to apply the lowest such purchase price or exercise price of the offering or sale of such new securities to the purchase price of the purchased shares then held by the subscriber (and, if necessary, the Company will issue additional shares), the reset adjustments are also referred to as full reset adjustments.

China Armco Metals, Inc. and Subsidiaries
December 31, 2009 and 2008
Notes to the Consolidated Financial Statements

Due to the fact that these warrants have full reset adjustments based upon the issuance of equity securities by the Company in the future, they are subject to derivative liability treatment under Section 815-40-15 of the FASB Accounting Standard Codification (“Section 815-40-15”) (formerly FASB Emerging Issues Task Force (“EITF”) 07-5). Section 815-40-15 became effective for the Company on January 1, 2009 and as of that date the Warrants have been measured at fair value using a lattice model at each reporting period with gains and losses from the change in fair value of derivative liabilities recognized on the consolidated statement of income and comprehensive income.

Valuation of derivative liability

These warrants do not trade in an active securities market, as such, the Company developed a lattice model that values the derivative liability of the warrants based on a probability weighted discounted cash flow model. This model is based on future projections of the various potential outcomes. The features that were analyzed and incorporated into the model included the exercise feature and the full ratchet reset.

The fair values of the warrants treated as derivatives were computed using the following assumptions:

	December 31, 2009	January 1, 2009
Expected warrant life (year)	3.5	4.5
Expected volatility	169.00%	172.00%
Risk-free interest rate	2.61%	1.72%
Dividend yield	0.0%	0.0%

The risk-free interest rate is based on a yield curve of U.S treasury interest rates on the date of valuation based on the contractual life of the warrant remaining.  Expected dividend yield is based on our dividend history and anticipated dividend policy. Expected volatility is based on historical volatility for our common stock. We currently have no reason to believe future volatility over the expected remaining life of these warrants is likely to differ materially from historical volatility. The expected life is based on the remaining term of the warrants.

Exercise of warrants

On January 30, 2009, the Company issued 5,000 shares of its common stock for cash at $5.00 per share and received a cash payment of $25,000 in connection with the exercise of the warrant for 5,000 shares with an exercise price of $5.00 per share by one investor and warrants holder.

Warrant activities

The table below summarizes the Company’s warrants activity for the year ended December 31, 2009:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value
Balance, December 31, 2007	-	$-	$-	$-	$-
Granted	2,728,913	5.00	5.00	5,092,970	-
Canceled	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	-	-	-	-	-
Balance, December 31, 2008	2,728,913	$5.00	$5.00	$5,092,970	$-

Granted	-	-	-	-	-
Canceled	-	-	-	-	-
Exercised	(5,000)	5.00	5.00	(9,331)	-
Expired	-	-	-	-	-
Balance, December 31, 2009	2,723,913	$5.00	$5.00	$5,083,639	$-

Earned and exercisable, December 31, 2009	2,723,913	$5.00	$5.00	$5,083,639	$-

Unvested, December 31, 2009	-	$5.00	$5.00	$-	$-

China Armco Metals, Inc. and Subsidiaries
December 31, 2009 and 2008
Notes to the Consolidated Financial Statements

The following table summarizes information concerning outstanding and exercisable warrants as of December 31, 2009:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$5.00	2,723,913	4.00	$5.00	2,723,913	4.00	$5.00

$5.00	2,723,913	4.00	$5.00	2,723,913	4.00	$5.00

NOTE 12 – STOCKHOLDERS’ EQUITY

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

On January 30, 2009, the Company received payment of $25,000 in cash in connection with the exercise of a warrant for 5,000 shares with an exercise price of $5.00 per share by one investor and issued 5,000 shares of its common stock to the investor and warrants holder.

Issuance of common stock for services

On October 15, 2008, the Company issued 6,000 shares of its common stock for services rendered valued at $3.00 per share for $18,000 (the estimated fair value on the date of grant).

On May 7, 2009, the Company issued 7,000 shares of its common stock to Hayden Communications as consideration for canceling an agreement to provide IR services.  These shares were valued at $1.50 per share for total consideration of $10,500 (the estimated fair value on the date of grant).

China Armco Metals, Inc. and Subsidiaries
December 31, 2009 and 2008
Notes to the Consolidated Financial Statements

Stock options

On June 27, 2008, the Company entered into a share purchase agreement (the “Share Purchase Agreement”) and consummated a share purchase (the “Share Purchase”) with Armco & Metawise (H.K) Ltd. (“Armco”) and Feng Gao, who owned 100% of the outstanding shares of Armco (the “Armco Shareholder”).  Under the Share Purchase Agreement, the Company purchased from Ms. Gao, the sole shareholder of Armco (the “Armco Shareholder”), 100% of the issued and outstanding shares of Armco & Metawise’s capital stock for $6,890,000 by delivery of the Company’s purchase money promissory note (the “Share Purchase”).  In addition, the Company issued to Ms. Gao a stock option entitling Ms. Gao to purchase 5,300,000 shares of our common stock, par value $.001 per share (the “Common Stock”) at $1.30 per share expiring on December 31, 2008 and 2,000,000 shares at $5.00 per share expiring on June 30, 2010, vested immediately (the “Gao Option”).  On August 12, 2008, Ms. Gao exercised her option to purchase and the Company issued 5,300,000 Shares in exchange for the $6,890,000 note owed to Ms. Gao.  Accordingly, the 5,300,000 Shares issued to Ms. Gao represented approximately 69.7% of the issued and outstanding Shares of the Company giving effect to the cancellation of 7,694,000 Shares owned by Mr. Cox.

The fair value of the stock options issued in June 2008 under Share Purchase Agreement using the Black-Scholes Option Pricing Model was $0 at the date of grant.  For the year ended December 31, 2009, the Company did not record any stock-based compensation for shares vested.

The table below summarizes the Company’s stock option activity for the year ended December 31, 2009:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Grant	Aggregate Intrinsic Value
Balance, December 31, 2007	-	$-	$-	-	$-
Granted	2,000,000	5.00	5.00	*	*
Canceled	-	-	-		-
Exercised	-	-	-		-
Expired	-	-	-		-
Balance, December 31, 2008	2,000,000	$5.00	$5.00	*	$-

Granted	-	-	-		-
Canceled	-	-	-		-
Exercised	-	-	-		-
Expired	-	-	-		-
Balance, December 31, 2009	2,000,000	$5.00	$5.00	*	$-

Vested and exercisable, December 31, 2009	2,000,000	$5.00	$5.00	*	$-
Unvested, December 31, 2009	-	$5.00	$5.00	*	$-

* - Less than $1.00

China Armco Metals, Inc. and Subsidiaries
December 31, 2009 and 2008
Notes to the Consolidated Financial Statements

The following table summarizes information concerning outstanding and exercisable stock options as of December 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$5.00	2,000,000	0.50	$5.00	2,000,000	0.50	$5.00

$5.00	2,000,000	0.50	$5.00	2,000,000	0.50	$5.00

Stock incentive plan

On October 26, 2009, the board of directors of the Company adopted the 2009 Stock Incentive Plan (the “2009 Stock Incentive Plan”). The board of directors also authorized 1,200,000 shares of the Company’s common stock to be reserved for issuance pursuant to the terms of the 2009 Stock Incentive Plan upon the grant of restricted stock awards, deferred stock grants, stock appreciation rights, stock awards and/or the exercise of options granted under the 2009 Stock Incentive(.

The purpose of the 2009 Stock Incentive Plan is to advance the interests of the Company’s company by providing an incentive to attract, retain and motivate highly qualified and competent persons who are important to us and upon whose efforts and judgment the success of the Company’s company is largely dependent. Grants to be made under the Plan will be limited to the Company’s employees, including employees of the Company’s subsidiaries, the Company’s directors and consultants to the Company. The recipient of any grant under the Plan, and the amount and terms of a specific grant, will be determined by the board of directors.

Should any option granted or stock awarded under the Plan expire or become unexercisable for any reason without having been exercised in full or fail to vest, the shares subject to the portion of the option not so exercised or lapsed will become available for subsequent stock or option grants.

On October 26, 200, the Company awarded 200,000 shares of its restricted common stock, par value $.001 per share, pursuant to the 2009 Stock Incentive Plan to Kexuan Yao, the Company’s Chief Executive Officer and 6,250 shares of its restricted common stock to Mr. William Thomson in conjunction with his appointment to the Company's board of directors.  The shares awarded to Mr. Yao vest 66,667 shares on December 15, 2010, 66,667 shares on December 15, 2011 and 66,666 shares on December 15, 2012.

On October 26, 2009 the Company has agreed to pay Mr. Thomson the sum of $20,000 and 6,250 shares of the Company’s restricted common stock which will vest 25% on March 31, 2010, 25% on June 30, 2010, 25% on September 30, 2010 and 25% on December 31, 2010.  The restricted stock vests only if Mr. Thomson is still a director of the Company on the vesting date (with limited exceptions), and the shares are eligible for the payment of dividends, if the board of directors were to declare dividends on the Company’s common stock.

The fair value of the common shares awarded under 2009 Stock Incentive Plan were valued at $676,500 using the close stock price of $3.28 per share as reported by the NASDAQ on October 26, 2009, the date of grant.  For the year ended December 31, 2009, the Company did not record any stock-based compensation for common shares awarded under 2009 Stock Incentive Plan as the Management determined that none of the common shares awarded has been vested at December 31, 2009.

China Armco Metals, Inc. and Subsidiaries
December 31, 2009 and 2008
Notes to the Consolidated Financial Statements

The table below summarizes the Company’s 2009 Stock Incentive Plan activity for the year ended December 31, 2009:

	Number of shares	Fair Value at Date of Award
Balance, December 31, 2008

Granted	206,250	$676,500
Canceled	-	-
Balance, December 31, 2009	206,250	$676,500

Vested, December 31, 2009	-	-
Unvested, December 31, 2009	206,250	$676,500

NOTE 13 – INCOME TAXES

Armco Metals is a non-operating holding company.  Armco & Metawise, the Company’s Hong Kong subsidiary is subject to Hong Kong SAR income taxes.  Henan, Armet and Lianyungang, the Company’s PRC subsidiaries are subject to PRC income taxes, file income tax returns under the Income Tax Law of the People’s Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws (the “PRC Income Tax Law”) accordingly.  Henan, Armet and Lianyungang derive substantially all of their income (loss) before income taxes and related tax expenses from PRC sources.

United States income tax

Armco Metals is incorporated in the State of Delaware and is subjected to United States of America tax law.

Hong Kong SAR income tax

Armco & Metawise is registered and operates in the Hong Kong Special Administrative Region (“HK SAR”) of the People’s Republic of China (“PRC”) and is subject to HK SAR tax law.  Armco & Metawise’s statutory income tax rate is 16.0% and there were no significant differences between income reported for financial reporting purposes and income reported for income tax purposes for the year ended December 31, 2009 and 2008.

PRC Tax

Armet, Henan and Lianyungang are governed by and file separate income tax returns under the Income Tax Law of the People’s Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws (the “PRC Income Tax Law”), which, until January 2008, generally subject to tax at a statutory rate of 33% (30% state income tax plus 3% local income tax) on income reported in the statutory financial statements after appropriate tax adjustments.  On March 16, 2007, the National People’s Congress of China approved the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”), effective January 1, 2008.  Under the New CIT Law, the corporate income tax rate applicable to all Companies, including both domestic and foreign-invested companies, will be 25%.  However, tax concession granted to eligible companies prior to March 16, 2007 will be grand fathered in.

Henan is registered and operates in the City of Zhengzhou, Henan Province, PRC.  No provision for income taxes has been made as Henan had net operating loss (“NOL”) carry-forwards for the year ended December 31, 2009 and 2008.  Henan’s statutory tax rate for relevant periods is 25% for the year ended December 31, 2009 and 2008.

China Armco Metals, Inc. and Subsidiaries
December 31, 2009 and 2008
Notes to the Consolidated Financial Statements

Armet is registered and operates in the LianYunGang Economic and Technology Development Zone, City of Lianyungang, Jiangsu Province, PRC, and is recognized as a “Manufacturing Enterprise Located in Special Economic Zone”.  In accordance with the relevant income tax laws, the profits of Armet, if any, are fully exempt from income tax for year 2008 and 2009, followed by a 50% exemption for the following three calendar years from 2010 through 2012 (“tax holidays”).  Armet is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification as of December 31, 2009.  Armet’s statutory tax rate for relevant periods is 25% for the year ended December 31, 2009 and 2008.

Lianyungang is registered and operates in the LianYunGang Economic and Technology Development Zone, City of Lianyungang, Jiangsu Province, PRC.  Armet is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification as of December 31, 2009.  Armet’s statutory tax rate for relevant periods is 25% for the period from June 4, 2009 (inception) through December 31, 2009.

Deferred tax assets

At December 31, 2009, the Company has available for income tax purposes net operating loss (“NOL”) carry-forwards of $2,625,432 that may be used to offset future taxable income through the year ending December 31, 2014.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying consolidated financial statements since the Company believes that the realization of its net deferred tax assets of approximately $656,358 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $656,358.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.  The valuation allowance increased approximately $259,078 and $24,929 for the year ended December 31, 2009 and 2008, respectively.

Components of deferred tax assets as of December 31, 2009 and 2008 are as follows:

	December 31, 2009	December 31, 2008
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$656,358	397,280
Cumulative effect of statutory reduction of enacted income tax rate effective January 1, 2008	-	-
Expected income tax benefit from NOL carry-forwards, net of cumulative effect of statutory reduction of enacted income tax rate	656,358	397,280
Less valuation allowance	(656,358)	(397,280)

Deferred tax assets, net of valuation allowance	$-	$-

China Armco Metals, Inc. and Subsidiaries
December 31, 2009 and 2008
Notes to the Consolidated Financial Statements

Income taxes in the consolidated statements of income and comprehensive income

A reconciliation of the Chinese statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Year Ended
	December 31, 2009	December 31, 2008
Chinese statutory income tax rate	25.0%	25.0%
Increase (reduction) in income taxes resulting from:
Net operating loss (“NOL”) carry-forwards	$(25.0)	(25.0)
Tax holiday	-	-

Effective income tax rate	$-	$-

NOTE 14 – COMMITMENTS AND CONTINGENCIES

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

China Armco Metals, Inc. and Subsidiaries
December 31, 2009 and 2008
Notes to the Consolidated Financial Statements

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

Uncommitted trade credit facilities

The Company entered into uncommitted trade credit facilities with certain financial institutions.  Substantially all of the uncommitted trade credit facilities were guaranteed by Mr. Yao, the Company’s chairman, Chief Executive Officer and stockholder.  The uncommitted trade credit facilities at December 31, 2009 or 2008 were as follows:

	Date of Expiration	Total Facilities	Facilities Used		Facilities Available
Armco Hong Kong

DBS (Hong Kong) Limited	April 21, 2010	$12,000,000	$-		$12,000,000

ING Bank, N.V. Hong Kong Branch	December 7, 2010	15,000,000	-		15,000,000

RZB (Beijing) Branch	May 31, 2010	10,000,000	12,277,218	*	-

Henan Armco

Guangdong Development Bank Zhengzhou Branch	October 20, 2010	7,312,935	4,598,081	**	2,714,854

		$44,312,935	$16,875,299		$29,714,854

* The increase to $12,277,218 was verbally approved by the bank and the loan payable of $12,277,218 at December 31, 2009 was repaid on February 4, 2010 (See Note 8 – Loans payable).

** Loan payable of $4,598,081 at December 31, 2009 was repaid on March 24, 2010 (See Note 8 – Loans payable).

China Armco Metals, Inc. and Subsidiaries
December 31, 2009 and 2008
Notes to the Consolidated Financial Statements

Line of credit facility

The Company entered into a line of credit facility (“Line of Credit”) in the amount of RMB70 million (equivalent to $10,238,109 at December 31, 2009) with a financial institution on September 4, 2009, expiring September 3, 2012, which can be drawn in the form of a loan payable or a bank acceptance payable.  The line of credit facility was collateralized by the building and land use right of Armet.  The Company drew RMB60 million (equivalent to $8,775,522 at December 31, 2009) of the Line of Credit in the form of loans payable on September 8, 2009 (see Note 9) with RMB10 million (equivalent to $1,462,587 at December 31, 2009) remaining available to the Company at December 31, 2009.

Operating lease from Chairman, CEO and Stockholder

On January 1, 2006, Henan entered into a non-cancellable operating lease for its 176.37 square meter commercial office space in the City of Zhengzhou, Henan Province, PRC from Chairman, Chief Executive Officer and stockholder of the Company for RMB 10,000 per month, which expired on December 31, 2008 and has been extended through December 31, 2011.  Total lease payments for the year ended December 31, 2009 and 2008 amounted to RMB120,000 per year (equivalent to $17,542 and $17,272, respectively).  Future minimum lease payments required under the non-cancelable operating lease are RMB120,000 per year (equivalent to $17,542 at December 31, 2009) for 2010 through 2011.

Operating lease agreement from Prime Armet Group, Inc., an entity controlled by Mr. Yao, its Chairman, CEO and Stockholder

On October 1, 2009, the Company entered into a non-cancellable operating lease for its commercial office space in California expiring September 30, 2010.  Future minimum lease payments required under the non-cancelable operating lease are $1,000 per month or $9,000 for the remaining term of the lease in 2012.

Total Lease arrangements
Rent expense from our office leases for 2009 and 2008 were $58,000 and 42,000, respectively.  We did not have any minimum, contingent, or sublease arrangements in these leases.

The table below reflects our minimum commitments for our various office leases in the U.S. and China for the years ended December 31, 2010 and thereafter:

Period	Total
Period Ended December 31, 2010	$29,544
Period Ended December 31, 2011	29,544
Period Ended December 31, 2012	9,000
Period Ended December 31, 2013	--
Period Ended December 31, 2014	--
Thereafter	--
$68,088

China Armco Metals, Inc. and Subsidiaries
December 31, 2009 and 2008
Notes to the Consolidated Financial Statements

NOTE 15 – CONCENTRATIONS AND CREDIT RISK

Customers and Credit Concentrations

Customer concentrations for the year ended December 31, 2009 and 2008 and credit concentrations at December 31, 2009 and 2008 are as follows:

	Net Sales for the Year Ended		Accounts Receivable At
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008
Customer #206010 LianYunGang Jiaxin	22.5%	21.4%	46.1%	50.9%
Customer #122015 ZheJiang JuXiong	-%	6.8%	-%	21.9%
Customer #206048 Shandong YongJia	10.0%	-%	-%	-%
Customer #122007 QingDao HuaQing	-%	7.3%	3.6%	23.8%
Customer #206030 Tianjin Yayi	-%	27.3%	-%	-%
Customer #122018 Sundial Metals and Mineral	21.9%	%	-%	-%
Customer #122003 Zhongji NingBo (Significant Business Party)	25.1%	33.8%	50.0%	2.3%
			%
	79.5%	96.6%	99.7%	98.9%

A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition.

Vendor Concentrations

Vendor purchase concentrations for the year ended December 31, 2009 and 2008 and accounts payable concentration at December 31, 2009 2008 and are as follows:

	Net Purchases for the Year Ended		Accounts Payable At
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008
Vendor #126010 ZhongJi NingBo (Significant Business Party)	-%	20.0%	16.5%	59.3%
Vendor #204006 BestonHoldings	0.2%	15.3%	22.7%	32.2%
Vendor #126026 Henan Huichuang	11.2%	-%	-%	-%
Vendor #204005 Nav Minerals	0.4%	15.3%	-%	-%
Vendor #204031 Novo Commodities Ltd	36.4%	-%	-%	-%
Vendor #204030 Granton Natrusl Presoures	10.1%	-%	-%	-%
Vendor #126027 Anhui Huan Tai	15.3%	-	45.5%	-%
Vendor #1133002 LianYunGang JiaXin	-	-	14.9%	-%
Vendor #126021 TianJin JiaXuanHua	-%	30.7%	-%	0.5%
Vendor #204024 Honor Resouse	-%	16.3%	-%	-%

	73.6%	97.6%	99.6%	92.0%

China Armco Metals, Inc. and Subsidiaries
December 31, 2009 and 2008
Notes to the Consolidated Financial Statements

Significant business party

The Company sells to and purchases from a significant business party (“Significant Business Party”) ferrous and non-ferrous ore and metals.  A reduction in sales from or loss of the Significant Business Party would have a material adverse effect on the Company’s results of operations and financial condition.

Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents.  As of December 31, 2009, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, none of which are insured.  However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

Foreign currency risk

The Company is exposed to fluctuations in foreign currencies for transactions denominated in currencies other than RMB, the functional currency due to the fact the majority of the Company’s purchasing activities are transacted in foreign currencies.  The Company had no foreign currency hedges in place at December 31, 2009 to reduce such exposure.  The Company’s previous forward foreign currency exchange contracts expired on August 2, 2008 and the total loss in fair value on foreign currency hedges outstanding as of December 31, 2008 was $25,009.

NOTE 16 - FOREIGN OPERATIONS

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

As of December 31, 2009, the Company had no Statutory Surplus Reserve and the Statutory Common Welfare Fund established and segregated in retained earnings.

NOTE 17 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of December 31, 2009 through March 31, 2010, the date when the financial statements were issued.  The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

 During March 2010, approximately 60 investors holding the Company’s common stock purchase warrants exercised 167,740 warrants on a cashless basis resulting in the issuance of 76,679 shares of the Company’s common stock and exercised 1,310,346 warrants at an exercise price of $5.00 per warrant resulting in proceeds to the Company of $6,551,730.  As of March 30, 2010 1,250,828 common stock purchase warrants remain outstanding.

China Armco Metals, Inc. and Subsidiaries
Valuation and Qualifying Accounts
For the Year Ended December 31, 2009 and 2008

	Balance at beginning of period	Add Charge to Income	Deduct bad debt written off		Add translation adjustment	Balance at End of period
For the Year Ended December 31, 2008:
Allowance for doubtful accounts	$-	$79,212	$	(-)	$-	$79,212
For the Year Ended December 31, 2009:
Allowance for doubtful accounts	$79,212	$-		$(79,212)	$-	$-