Form 10-Q
period 2010-03-31
China Armco Metals, Inc.
filed 2010-05-17
CIK 1410711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes [ ]  No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if smaller reporting company)	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 14,355,532 shares of common stock are issued and outstanding as of May 10, 2010.

TABLE OF CONTENTS

		Page No.
PART I - FINANCIAL INFORMATION
		1
Item 1.	Financial Statements.	28
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	34
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	35
Item 4T.	Controls and Procedures.

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings.	35
Item 1A.	Risk Factors.	35
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	35
Item 3.	Defaults Upon Senior Securities.	35
Item 4.	(Removed and Reserved).	35
Item 5.	Other Information.	35
Item 6.	Exhibits.	36

- i -

INDEX OF CERTAIN DEFINED TERMS USED IN THIS REPORT

When used in this report the terms:

–	“China Armco Metals”, “we”, “us” or “our” refers to China Armco Metals, Inc., a Nevada corporation, and our subsidiaries,

–	“Armco” refers to Armco & Metawise (H.K), Ltd., a limited liability company established under the laws of Hong Kong.

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

- ii -

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements.

China Armco Metals, Inc. and Subsidiaries

March 31, 2010 and 2009

CHINA ARMCO METALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$4,125,091	$743,810
Pledged deposits	214,768	779,169
Accounts receivable, net	13,406,561	28,390,528
Inventories	37,854	496,149
Advance on purchases	3,481,847	3,903,782
Prepayments and other current assets	6,017,816	3,513,538
Total Current Assets	27,283,937	37,826,976

PROPERTY, PLANT AND EQUIPMENT, net	25,157,851	19,642,861

LAND USE RIGHTS, net	2,147,100	2,158,234
Total Assets	$54,588,888	$59,628,071

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Loans payable	$-	$17,021,558
Current maturities of long-term debt	2,194,234	2,193,881
Accounts payable	7,489,100	6,841,584
Advances from stockholder	1,870,851	35,475
Customer deposits	2,921,101	2,453,098
Corporate income tax payable	2,110,849	1,990,277
Value added tax and other taxes payable	345,862	1,312,455
Accrued expenses and other current liabilities	1,905,838	654,756
Total Current Liabilities	18,837,835	32,503,084

LONG-TERM DEBT	8,045,523	6,581,641

DERIVATIVE LIABILITY	572,396	3,417,974
Total Liabilities	27,455,754	42,502,699

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value, 74,000,000 shares authorized, 11,793,262 and 10,310,699 shares issued and outstanding, respectively	11,793	10,310
Additional paid-in capital	13,017,568	2,556,966
Deferred compensation	(1,180,108)	(676,500)
Retained earnings	14,990,139	14,936,915
Accumulated other comprehensive income:
Foreign currency translation gain	293,742	297,681
Total Stockholders' Equity	27,133,134	17,125,372
Total Liabilities and Stockholders' Equity	$54,588,888	$59,628,071

See accompanying notes to unaudited consolidated financial statements

CHINA ARMCO METALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended	For the Three Months Ended
	March 31, 2010	March 31, 2009
	(Unaudited)	(Unaudited)

NET REVENUES	$8,576,570	$5,357,858
COST OF GOODS SOLD	8,017,651	4,847,235
GROSS PROFIT	558,919	510,623

OPERATING EXPENSES:
Selling expenses	342,705	27,293
General and administrative expenses	570,872	306,641
Total operating expenses	913,577	333,934
INCOME (LOSS) FROM OPERATIONS	(354,658)	176,689

OTHER (INCOME) EXPENSE:
Interest income	(225)	-
Interest expense	85,115	18,036
Gain from vendor price adjustment	(963,259)	-
Loss (gain) on change in fair value of derivative liability	321,754	(169,826)
Other (income) expense	2,400	30,227
Total other (income) expense	(554,215)	(121,563)

INCOME (LOSS) BEFORE INCOME TAXES	199,557	298,252

INCOME TAXES	146,333	790

NET INCOME (LOSS)	53,224	297,462

OTHER COMPREHENSIVE INCOME:
Foreign currency translation gain (loss)	(3,939)	(26,445)

COMPREHENSIVE INCOME (LOSS)	$49,285	$271,017

NET INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED:
Basic earnings (loss) per share	$0.01	$0.03
Diluted earnings (loss) per share	$0.00	$0.03

Weighted Average Common Shares Outstanding - basic	10,571,611	10,095,616
Weighted Average Common Shares Outstanding - diluted	12,082,551	10,095,616

See accompanying notes to unaudited consolidated financial statements

CHINA ARMCO METALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2010
(Unaudited)
	Common Stock, $0.001 Par Value					Accumulated Other Comprehensive Income
	Number of Shares	Amount	Additional Paid-in Capital	Deferred Compensation	Retained Earnings	Foreign Currency Translation Gain	Total Stockholders' Equity
Balance, December 31, 2008	10,092,449	$10,092	6,942,588	$-	$7,967,064	$369,202	15,288,946
The cumulative adjustment from the warrants derivative liability at January 1, 2009 upon adoption ofFASB ASC 815-40-15 (formerly "EITF 07-5")			(5,097,404)		1,845,455		(3,251,949)
Issuance of common stock upon exercise of warrants to purchase 5,000 shares at $5.00 per share on January 30, 2009	5,000	5	24,995				25,000
Issuance of common stock to Hayden Communications IR serviecs at $1.50 per share on May 7, 2009	7,000	7	10,493				10,500
Issuance of restricted stock to CEO and Director pursuant to 2009 Stock Incentive Plan fo future services valued at $3.28 per share granted on October 26, 2009	206,250	206	676,294	(676,500)			-
Comprehensive income
Net income					5,124,396		5,124,396
Foreign currency translation loss						(71,521)	(71,521)
Total comprehensive income							5,052,875
Balance, December 31, 2009	10,310,699	10,310	2,556,966	(676,500)	14,936,915	297,681	17,125,372
Issuance of common stock upon exercise of warrants to purchase 1,324,346 common shares at $5.00 per share for the three-month period ending March 31, 2010	1,324,346	1,325	6,620,405				6,621,730
Issuance of 78,217 common shares upon cashless exerciseof warrants to purchase 167,740 common shares at $5.00 per share for the three-month period ending March 31, 2010	78,217	78	(78)				-
Extinguishment of derivative liability associated with the exercise of warrants to purchase common stock			1,875,026				1,875,026
Reclassification of derivative liability to addtional paid-in capital associated with the waiver of anti-dilution provisions of warrants to purchase 1, 031,715 common shares			1,292,227				1,292,227
Issuance of common stock to China Direct Industries, Inc. for consulting services	80,000	80	673,022	(563,400)			109,702
Amortization of deferred compensation				59,792			59,792
Comprehensive income (loss)
Net income					53,224		53,224
Foreign currency translation loss						(3,939)	(3,939)
Total comprehensive income (loss)							49,285
Balance, March 31, 2010	11,793,262	$11,793	$13,017,568	$(1,180,108)	$14,990,139	$293,742	$27,133,134

See accompanying notes to unaudited consolidated financial statements

CHINA ARMCO METALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended	For the Three Months Ended
	March 31, 2010	March 31, 2009
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,605,631)	$297,462
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities
Depreciation expense	24,415	18,033
Amortization expense	11,482	39,648
Change in fair value of derivative liability	1,980,609	(169,826)
Stock based compensation	169,494	-
Changes in operating assets and liabilities:
Accounts receivable	14,986,098	1,907,901
Inventories	458,375	(1,623,282)
Advance on purchases	422,443	352,071
Prepayments and other current assets	(2,503,657)	82,565
Accounts payable	640,907	5,274,564
Customer deposits	467,609	(521,128)
Taxes payable	(846,233)	(263,217)
Accrued expenses and other current liabilities	1,256,788	(244,474)
NET CASH PROVIDED BY OPERATING ACTIVITIES	15,462,699	5,150,317

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from release of pledged deposits	564,495	-
Payment made towards pledged deposits	-	(2,943,372)
Purchases of property and equipment	(5,536,245)	(1,065,260)
NET CASH USED IN INVESTING ACTIVITIES	(4,971,750)	(4,008,632)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loans payable	(17,022,321)	-
Proceeds from long-term debt	1,462,822	(2,914,345)
Amounts received from (paid to) related parties	1,835,137	(196,973)
Exercise of warrants	6,621,652	25,000
NET CASH USED IN FINANCING ACTIVITIES	(7,102,710)	(3,086,318)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(6,958)	5,693
NET CHANGE IN CASH	3,381,281	(1,938,940)
Cash at beginning of period	743,810	3,253,563
Cash at end of period	$4,125,091	$1,314,623

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$338,133	$18,036
Taxes paid	$974,865	$-

See accompanying notes to unaudited consolidated financial statements

China Armco Metals, Inc. and Subsidiaries
March 31, 2010 and 2009
Notes to the Consolidated Financial Statements
(Unaudited)

NOTE 1 – ORGANIZATION AND OPERATIONS

Cox Distributing was founded as an unincorporated business in January 1984 and was incorporated as Cox Distributing, Inc., a C corporation in the State of Nevada on April 6, 2007 at which time 9,100,000 shares of common stock were issued to the founder in exchange for the existing unincorporated business.  No value was given to the stock issued by the newly formed corporation.  Therefore, the shares were recorded to reflect the $.001 par value and paid in capital was recorded as a negative amount ($910).   On June 27, 2008, the Company amended its Articles of Incorporation, and changed its name to China Armco Metals, Inc. (“Armco Metals” or the “Company”) upon the acquisition of Armco & Metawise (H.K) Limited and Subsidiaries.  The Company engages in, through its wholly owned subsidiaries in China, Armco & Metawise (H.K) Limited and Subsidiaries, the import, export and distribution of ferrous and non-ferrous ores and metals, and the recycling of scrap steel.

Merger of Armco & Metawise (H.K) Limited and Subsidiaries (“Armco & Metawise”)

On June 27, 2008, the Company entered into a share purchase agreement (the “Share Purchase Agreement”) and consummated a share purchase (the “Share Purchase”) with Armco & Metawise and Feng Gao, who owned 100% of the issued and outstanding shares of Armco & Metawise.  In connection with the acquisition, the Company purchased from the Armco Shareholder 100% of the issued and outstanding shares of Armco & Metawise’s capital stock for $6,890,000 by delivery of the Company’s purchase money promissory note.  In addition, the Company issued to Ms. Gao a stock option entitling Ms. Gao to purchase a total of 5,300,000 shares of the Company’s common stock, par value $.001 per share (the “Common Stock”) at $1.30 per share which expires on September 30, 2008 and 2,000,000 shares at $5.00 per share which expires on June 30, 2010 (the “Gao Option”).  On August 12, 2008, Ms. Gao exercised her option to purchase and the Company issued 5,300,000 shares of its common stock in exchange for the $6,890,000 note owed to Ms. Gao.  The shares issued represented approximately 69.7% of the issued and outstanding common stock immediately after the consummation of the Share Purchase and exercise of the option to purchase 5,300,000 shares of the Company’s common stock at $1.30 per share.  As a result of the ownership interests of the former shareholders of Armco & Metawise, for financial statement reporting purposes, the merger between the Company and Armco & Metawise has been treated as a reverse acquisition with Armco & Metawise deemed the accounting acquirer and the Company deemed the accounting acquiree under the purchase method of accounting in accordance with section 805-10-55 of the FASB Accounting Standards Codification. The reverse merger is deemed a capital transaction and the net assets of Armco & Metawise (the accounting acquirer) are carried forward to the Company (the legal acquirer and the reporting entity) at their carrying value before the combination.  The acquisition process utilizes the capital structure of the Company and the assets and liabilities of Armco & Metawise which are recorded at historical cost.  The equity of the Company is the historical equity of Armco & Metawise retroactively restated to reflect the number of shares issued by the Company in the transaction.

Armco & Metawise (H.K) Limited was incorporated on July 13, 2001 under the laws of the Hong Kong Special Administrative Region (“HK SAR”) of the People’s Republic of China (“PRC”).  Armco & Metawise engages in the import, export and distribution of ferrous and non-ferrous ore and metals, and the recycling of scrap steel.

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

Formation of Armco (Lianyungang) Holdings, Inc.

On June 4, 2009, the Company formed Armco (Lianyungang) Holdings, Inc. (“Lianyungang Armco”), a wholly-owned foreign enterprise (“WOFE”) subsidiary in the City of Lianyungang, Jiangsu Province, PRC.  Lianyungang intends to engage in marketing and distribution of the recycled scrap steel and it is currently inactive.

China Armco Metals, Inc. and Subsidiaries
March 31, 2010
Notes to the Consolidated Financial Statements
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2009 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2010.

The consolidated financial statements include all the accounts of Armco Metals, Armco & Metawise, Armet and Henan as of March 31, 2010 and 2009 and for the interim periods then ended.  Lianyungang Armco is included as of March 31, 2010 and for the interim period ended March 31, 2010.  All inter-company balances and transactions have been eliminated.

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

Inventories

The Company values inventories, consisting of purchased products, at the lower of cost or market.  Cost is determined on the first-in and first-out (“FIFO”) method.  The Company regularly reviews its inventories on hand and, when necessary, records a provision for excess or obsolete inventories based primarily on current selling price and spot market prices.  The Company determined that there was no inventory obsolescence as of March 31, 2010 or December 31, 2009.

China Armco Metals, Inc. and Subsidiaries
March 31, 2010
Notes to the Consolidated Financial Statements
(Unaudited)

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

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.  The Company determined that there were no impairments of long-lived assets as of March 31, 2010 or December 31, 2009.

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

From time to time, the Company employs foreign currency forward contracts to convert unforeseeable foreign currency exchange rates to fixed foreign currency exchange rates.  The Company does not use derivatives for speculation or trading purposes.  Changes in the fair value of derivatives are recorded each period in current earnings or through other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and the type of hedge transaction.  The ineffective portion of all hedges is recognized in current earnings.  The Company has sales and purchase commitments denominated in foreign currencies.  Foreign currency forward contracts are used to hedge against the risk of change in the fair value of these commitments attributable to fluctuations in exchange rates (“Fair Value Hedges”).  Changes in the fair value of the derivative instrument are generally offset in the income statement by changes in the fair value of the item being hedged. The Company did not employ foreign currency forward contracts to convert unforeseeable foreign currency exchange rates to fixed foreign currency exchange rates in 2010.

China Armco Metals, Inc. and Subsidiaries
March 31, 2010
Notes to the Consolidated Financial Statements
(Unaudited)

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

The Company classified the warrants to purchase 2,728,913 shares of its common stock issued in connection with its July 2008 offering of common stock as additional paid-in capital upon issuance of the warrants.  Upon the adoption of Section 815-40-15 on January 1, 2009, these warrants are no longer deemed to be indexed to the Company’s own stock and were reclassified from equity to a derivative liability with a fair value of $3,251,949 effective as of January 1, 2009.  The reclassification entry included a cumulative adjustment to retained earnings of $1,845,455 and a reduction of additional paid-in capital of $5,097,404, the amount originally classified as additional paid-in capital upon issuance of the warrants on July 31, 2008.

During the three months ended March 31, 2010, warrants to purchase 1,324,346 shares of its common stock were exercised at $5.00 per share and warrants to purchase 167,740 shares of its common stock were exercised on a cashless basis, for which the Company issued 78,217 shares of its common stock.  Additionally, on May 17, 2010 the Company approved an ammendment, effective as of March 31, 2010, to the subscription agreement and common stock purchase warrants with warrant holders whereby the anti-dilution protections afforded to the purchasers were deleted from the subscrption agreement and warrants.  Thus an additional 1,031,715 warrants to purchase common stock, classified as part of derivative liability as of January 1, 2009, could now be considered indexed to the company's own stock and reclassified from derivative liability to equity.  The Company recognized a loss on change in fair value of derivative liability of $321,754 when marking to market the remaining outstanding warrants to purchase 200,113 shares of its common stock that require derivative liability treatment at March 31, 2010.  The fair value of such warrants was $572,396 at March 31, 2010.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepayments and other current assets, accounts payable, taxes payable, accrued expenses and other current liabilities, and derivative liability approximate their fair values because of the short maturity of these instruments.  The Company’s loans payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at March 31, 2010 and December 31, 2009.

The Company revalues its derivative liability at every reporting period and recognizes gains or losses in the consolidated statements of operations and comprehensive income (loss) that are attributable to the change in the fair value of the derivative liability.  The Company has no other assets or liabilities measured at fair value on a recurring basis.

China Armco Metals, Inc. and Subsidiaries
March 31, 2010
Notes to the Consolidated Financial Statements
(Unaudited)

Revenue recognition

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.  In addition to the aforementioned general policy, the following are the specific revenue recognition policies for each major category of revenue:

(i) Import, export and distribution of ferrous and non-ferrous ore, metals and processed scrap metal:  The Company derives its revenues from sales contracts with customers with revenues being generated upon the shipment of metal ore pursuant to.  Persuasive evidence of an arrangement is demonstrated via sales invoice or contract, product delivery is evidenced by warehouse shipping log as well as a signed bill of lading from the vessel or rail company and title transfers upon shipment, based on free on board (“FOB”) warehouse terms; the sales price to the customer is fixed upon acceptance of the signed purchase order or contract and there is no separate sales rebate, discount, or volume incentive.  When the Company recognizes revenue, no provisions are made for returns because, historically, there have been very few sales returns and adjustments that have impacted the ultimate collection of revenues.

(ii) Import and export agent services:  Revenue from import and export agent services is recognized as the services are provided.  The import and export agent services are considered provided when the goods to be imported or exported by the customer are delivered to the designated port specified by the service contract.  The Company follows paragraph 605-45-45-15 to paragraph 605-45-45-18 of the FASB Accounting Standards Codification for revenue recognition to report revenue net for its import and export agent services since (1) the Company’s supplier is the primary obligor in the arrangement, (2) the amount the Company earns is fixed, and (3) the Company’s supplier has credit risk.  The Company did not provide any import and export agent services for the interim periods ended March 31, 2010 or 2009.

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

China Armco Metals, Inc. and Subsidiaries
March 31, 2010
Notes to the Consolidated Financial Statements
(Unaudited)

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

China Armco Metals, Inc. and Subsidiaries
March 31, 2010
Notes to the Consolidated Financial Statements
(Unaudited)

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

Unless otherwise noted, the rate presented below per U.S. $1.00 was the noon buying rate for RMB in New York City as reported by the Federal Reserve Bank of New York on the date of its consolidated balance sheets through December 31, 2008 and the interbank rate as quoted by OANDA Corporation (www.oanda.com) as of January 1, 2009 and forward contained in its consolidated financial statements.  Management believes that the difference between RMB vs. U.S. dollar exchange rate quoted by the PBOC and RMB vs. U.S. dollar exchange rate reported by OANDA Corporation or the Federal Reserve Bank of New York were immaterial.  Translations do not imply that the RMB amounts actually represent, or have been or could be converted into, equivalent amounts in U.S. dollars.  Translation of amounts from RMB into U.S. dollars has been made at the following exchange rates for the respective periods:

	March 31, 2010	December 31, 2009	March 31, 2009	December 31, 2008
Balance sheet	6.8361	6.8372	6.8456	6.8225

Statement of income and comprehensive income	6.8360		6.8466

Net gains and losses resulting from foreign exchange transactions, if any, are included in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).  The foreign currency translation loss was $3,939 and $26,445 and the effect of exchange rate changes on cash flows were ($6,958) and $5,693 for the interim periods ended March 31, 2010 and 2009, respectively.

China Armco Metals, Inc. and Subsidiaries
March 31, 2010
Notes to the Consolidated Financial Statements
(Unaudited)

Comprehensive income

The Company has applied section 220-10-45 of the FASB Accounting Standards Codification. This statement establishes rules for the reporting of comprehensive income and its components.  Comprehensive income, for the Company, consists of net income and foreign currency translation adjustments and is presented in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) and Stockholders’ Equity.

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.   Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during each period.  Diluted net income per common share is computed by dividing net income by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period to reflect the potential dilution that could occur from common shares issuable through stock options and warrants.  The following table provides a reconcilation for basic and diluted earnings per share.
	Three Months ended
	March 31,
	2010	2009
Numerator:
Net income (loss) applicable to common stockholders (A)	$53,224	$297,462

Denominator:
Denominator for basic earnings per share
Weighted average shares outstanding (B)	10,571,611	10,095,616
Denominator for diluted earnings per share
Treasury Stock method
Stock purchase warrants: 1,231,828 exercisable at $5.00	655.925	-
Stock options: 2,000,000 exercisable at $5.00	1,064,963	-

Adjusted weighted average shares outstanding (C)	12,082,551	10,095,616

Basic and Diluted (Loss) Earnings Per Common Share:
Earnings per share- basic (A)/(B)	$0.01	$0.03
Earnings per share- diluted (A)/(C)	$0.00	$0.03

The following table shows the weighted-average number of potentially outstanding dilutive shares excluded from the diluted net loss per share calculation for the interim periods ended March 31, 2010 and 2009 as they were anti-dilutive:

	Weighted Average Number of Potentially Outstanding Dilutive Shares
	For the Interim Period Ended March 31, 2010	For the Interim Period Ended March 31, 2009
Stock options issued on June 27, 2008 in connection with the acquisition of Armco & Metawise (H.K) Limited	-	2,000,000
Warrants issued on August 1, 2008 in connection with the Company’s August 1, 2008 equity financing	-	2,728,913

Total potentially outstanding dilutive shares	-	4,728,913

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
March 31, 2010
Notes to the Consolidated Financial Statements
(Unaudited)

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

NOTE 3 – PLEDGED DEPOSITS

Pledged deposits represent cash with financial institutions as collateral to the letters of credit issued by these financial institutions to be released to pay vendors upon receipt of goods by the Company.  Pledged deposits at March 31, 2010 and December 31, 2009 consisted of the following:

	March 31, 2010		December 31, 2009
Letters of credit	$82,830	*	$194,700
Henan Armco
Letters of credit	131,938		584,469

	$214,768		$779,169

* Pledged deposits at March 31, 2010 are in the process of being released to the Company due to vendor’s non-performance.

China Armco Metals, Inc. and Subsidiaries
March 31, 2010
Notes to the Consolidated Financial Statements
(Unaudited)

NOTE 4 – INVENTORIES

Inventories at March 31, 2010 and December 31, 2009 consisted of the following:

	March 31, 2010	December 31, 2009
Goods purchased	$37,854	$496,149

	$37,854	$496,149

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, stated at cost, less accumulated depreciation at March 31, 2010 and December 31, 2009 consisted of the following:

	Estimated Useful Life (Years)	March 31, 2010	December 31, 2009
Buildings and leasehold improvements	20	$493,840	$393,418
Construction in progress (i)		24,301,195	18,994,767
Machinery and equipment	7	46,135	18,376
Vehicles	5	370,799	291,787
Office equipment	5-8	105,351	80,965
		25,317,320	19,779,313
Less accumulated depreciation (ii)		(159,469)	(136,452)
		$25,157,851	$19,642,861

(i)           Construction in progress

Construction in progress is comprised of capital expenditures for construction of Armet’s new metal recycling production facility, including buildings, machinery, equipment and facility set up charges.  For the interim period ended March 31, 2010, the Company included capitalized interest of $257,020 in construction in progress.  For the interim period ended March 31, 2009, the Company did not include any capitalized interest in construction in progress.  The Company plans to place a significant portion of this construction in progress into service during the current year ending December 31, 2010.

(ii)           Depreciation expense

Depreciation expense for the interim periods ended March 31, 2010 and 2009 was $24,415, and $18,033, respectively.

China Armco Metals, Inc. and Subsidiaries
March 31, 2010
Notes to the Consolidated Financial Statements
(Unaudited)

NOTE 6 – LAND USE RIGHT

Land use right at cost at March 31, 2010 and December 31, 2009, consisted of the following:

	March 31, 2010	December 31, 2009
Land use right	$2,261,568	$2,261,204
Accumulated amortization	(114,468)	(102,970)
	$2,147,100	$2,158,234

Amortization expense

Amortization expense for the interim periods ended March 31, 2010 and 2009 was $11,482, and $39,648, respectively.  Amortization expense for the next five (5) years is approximately $45,000 per year.

NOTE 7 – LOANS PAYABLE

Loans payable at March 31, 2010 and December 31, 2009, consisted of the following:

	March 31, 2010	December 31, 2009
Armco & Metawise

Loan payable to a financial institution, collateralized by certain of the Company’s inventory, guaranteed by the Company’s Chairman and Chief Executive Officer, with interest at 3.30% per annum payable monthly, with principal due and paid on February 4, 2010	-	12,277,218

Henan Armco

Loan payable to an individual, non-interest bearing, with principal due on demand	-	146,259

Loan payable to a financial institution, collateralized by certain of the Company’s inventory, with interest at 6.30% per annum payable monthly, with principal due and paid as of March 24, 2010.	-	4,598,081

	$-	$17,021,558

NOTE 8 – RELATED PARTY TRANSACTIONS

Operating lease from Chairman, CEO and Stockholder

On January 1, 2006, Henan Armco entered into a non-cancellable operating lease for its 176.37 square meter commercial office space in the City of Zhengzhou, Henan Province, PRC with Kexuan Yao, the Company’s Chairman, Chief Executive Officer and principal stockholder for RMB10,000 per month, which expired on December 31, 2008 and has been extended through December 31, 2011.  Total lease payments for the interim periods ended March 31, 2010 and 2009 amounted to RMB30,000 each (equivalent to $4,698 and $4,382, respectively).  Future minimum lease payments required under the non-cancelable operating lease are RMB120,000 per year (equivalent to $18,791 at March 31, 2010) for 2010 through 2011.

China Armco Metals, Inc. and Subsidiaries
March 31, 2010
Notes to the Consolidated Financial Statements
(Unaudited)

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

Advances from stockholder

Advances from stockholder at March 31, 2010 and December 31, 2009, consisted of the following:

	March 31, 2010	December 31, 2009
Advances from chairman, chief executive officer and stockholder	$1,870,851	$35,475

	$1,870,851	$35,475

The advances bear no interest and have no formal repayment terms.

NOTE 10 – LONG-TERM DEBT

Long-term debt at March 31, 2010 and December 31, 2009 consisted of the following:

	March 31, 2010	December 31, 2009
Armet

Long-term debt due to a financial institution, collateralized by all of Armet’s building, equipment and land use right, with interest at 5.40% per annum payable monthly, with principal of RMB15,000,000 ($2,194,234), RMB30,000,000 ($4,388,467), and RMB25,000,000 ($3,657,056) due May 25, 2010, August 25, 2011 and August 25, 2012, respectively.	$10,239,757	$8,775,522

	10,239,757	8,775,522

Less current maturities	(2,194,234)	(2,193,881)

LONG-TERM DEBT, net of current maturities	$8,045,523	$6,581,641

China Armco Metals, Inc. and Subsidiaries
March 31, 2010
Notes to the Consolidated Financial Statements
(Unaudited)

NOTE 11 - INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Description of warrants

In connection with the four (4) rounds of private placements from July 25, 2008 through August 8, 2008 (the “2008 Unit Offering”), the Company issued (i) warrants for 2,486,649 shares to the investors and (ii) warrants for 242,264 shares to the brokers, or 2,728,913 shares in aggregate with an exercise price of $5.00 per share and an expiration date of August 31, 2013, all of which have been earned upon issuance.  The fair value of these warrants, estimated on the date of grant, was $5,097,404, which was originally recorded as additional paid-in capital, using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected option life (year)	5.00
Expected volatility	89.00%
Risk-free interest rate	3.23%
Dividend yield	0.00%

The remaining balance of the net proceeds of $1,523,277 has been assigned to Common stock.

Derivative analysis

The exercise price of the warrants and the number of shares issuable upon exercise is subject to reset adjustment in the event of stock splits, stock dividends, recapitalization, most favored nation clause and similar corporate events.  Pursuant to the most favored nation provision of the 2008 Unit Offering, if the Company issues any common stock or securities other than the excepted issuances,  to any person or entity at a purchase or exercise price per share less than the share purchase price of the 2008 Unit Offering without the consent of the subscriber holding purchased shares, warrants or warrant shares of the 2008 Unit Offering, then the subscriber shall have the right to apply the lowest such purchase price or exercise price of the offering or sale of such new securities to the purchase price of the purchased shares then held by the subscriber (and, if necessary, the Company will issue additional shares), the reset adjustments are also referred to as full reset adjustments.

Because these warrants have full reset adjustments tied to future issuances of equity securities by the Company, they are subject to derivative liability treatment under Section 815-40-15 of the FASB Accounting Standard Codification (“Section 815-40-15”) (formerly FASB Emerging Issues Task Force (“EITF”) 07-5). Section 815-40-15 became effective for the Company on January 1, 2009 and as of that date the Warrants issued in the 2008 Unit Offering have been measured at fair value using a lattice model at each reporting period with gains and losses from the change in fair value of derivative liabilities recognized on the consolidated statement of income and comprehensive income.

Valuation of derivative liability

The Company’s warrants do not trade in an active securities market, as such, the Company developed a lattice model that values the derivative liability of the warrants based on a probability weighted discounted cash flow model. This model is based on future projections of the various potential outcomes. The features that were analyzed and incorporated into the model included the exercise feature and the full ratchet reset.

The fair value of the warrants treated as derivatives were computed using the following assumptions:

	March 31, 2010	December 31, 2009	March 31, 2009	December 31, 2008
Expected option life (year)	3.25	3.50	4.25	4.50
Expected volatility	155%	169%	161%	172%
Risk-free interest rate	1.60%	2.61%	1.15%	1.72%
Dividend yield	0.00%	0.00%	0.00%	0.00%

The risk-free interest rate is based on a yield curve of U.S. treasury interest rates on the date of valuation based on the contractual life of the warrant remaining.  Expected dividend yield is based on our dividend history and anticipated dividend policy. Expected volatility is based on historical volatility for our common stock. The Company currently has no reason to believe future volatility over the expected remaining life of these warrants is likely to differ materially from historical volatility. The expected life is based on the remaining term of the warrants.

China Armco Metals, Inc. and Subsidiaries
March 31, 2010
Notes to the Consolidated Financial Statements
(Unaudited)

Exercise of warrants

On January 30, 2009, the Company issued 5,000 shares of its common stock for cash at $5.00 per share and received a cash payment of $25,000 in connection with the exercise of the warrant for 5,000 shares with an exercise price of $5.00 per share by one (1) investor and warrants holder.

During the first quarter of 2010, the Company issued 1,324,346 shares of its common stock for cash at $5.00 per share and received cash of $6,621,730 in connection with the exercise of the warrants to purchase 1,324,346 shares with an exercise price of $5.00 per share to 50 warrant holders.  In addition, the Company issued 78,217 shares of its common stock in connection with the exercise of the warrants to purchase 167,740 shares with an exercise price of $5.00 per share on a cashless basis to 13 warrant holders.

Warrant activities

The table below summarizes the Company’s warrant activities as of March 31, 2010:

	Number of Warrant Shares	Exercise Price Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value
Balance, December 31, 2008	2,728,913	$5.00	$5.00	$-	$-

Granted	-	-	-	-	-
Canceled	-	-	-	-	-
Exercised	(5,000)	5.00	5.00	-	-
Expired	-	-	-	-	-
Balance, December 31, 2009	2,723,913	$5.00	$5.00	$-	$-

Granted	-	-	-	-	-
Canceled for cashless exercise	(89,523)	-	-		-

Exercised (Cashless)	(78,217)	-	-		-
Exercised	(1,324,345)	5.00	5.00	-	-
Expired	-	-	-	-	-
Balance, March 31, 2010	1,231,828	$5.00	$5.00	$-	$-

Earned and exercisable, March 31, 2010	1,231,828	$5.00	$5.00	$-	$-

Unvested, March 31, 2010	-	$5.00	$5.00	$-	$-

The following table summarizes information concerning outstanding and exercisable warrants as of March 31, 2010:

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$5.00	1,231,828	3.25	$5.00	1,231,828	3.25	$5.00

$5.00	1,231,828	3.25	$5.00	1,231,828	3.25	$5.00

China Armco Metals, Inc. and Subsidiaries
March 31, 2010
Notes to the Consolidated Financial Statements
(Unaudited)

NOTE 12 – STOCKHOLDERS’ EQUITY

Sale of common stock

On January 30, 2009, the Company received payment of $25,000 in cash in connection with the exercise of a warrant for 5,000 shares with an exercise price of $5.00 per share by one (1) investor and issued 5,000 shares of its common stock to the investor and warrants holder.

During the first quarter of 2010, the Company issued 1,324,346 shares of its common stock for cash at $5.00 per share and received cash of $6,621,652 in connection with the exercise of the warrants for 1,324,346 with an exercise price of $5.00 per share to approximately 50 warrant holders.  In addition, the Company issued 78,217 shares of its common stock as part of cashless exercise of the warrants to purchase 167,740 shares of its common stock with the Company receiving no cash proceeds for the exercise to 13 warrant holders.

Issuance of common stock for services

On May 7, 2009, the Company issued 7,000 shares of its common stock to Hayden Communications as consideration for canceling an agreement to provide IR services.  These shares were valued at $1.50 per share for total consideration of $10,500 (the estimated fair value on the date of grant).

On February 5, 2010, the Company issued 80,000 shares of its common stock to China Direct Investments, Inc. as consideration for management and accounting consulting services for the period beginning January 1, 2010 through December 31, 2010.  There is no performance commitment at the date of the agreement therefore the company will use the date(s) at which performance is complete as the measurement date(s).  The services are earned and forfeitable on a ratable basis throughout each quarter during the year.  The first 20,000 shares earned for the first quarter were valued at $5.4811, or $109,623 in aggregate, which was recorded as consulting fees for the quarter ended March 31, 2010 and the remaining unearned 60,000 shares were valued at $9.39, or $563,400 in aggregate, which was recorded as deferred compensation as of March 31, 2010.

Stock options

On June 27, 2008, the Company entered into a share purchase agreement (the “Share Purchase Agreement”) and consummated a share purchase (the “Share Purchase”) with Armco & Metawise (H.K) Limited and Feng Gao, who owned 100% of the outstanding shares of Armco.  Under the Share Purchase Agreement, the Company purchased from Ms. Gao, the sole shareholder of Armco, 100% of the issued and outstanding shares of Armco & Metawise capital stock for $6,890,000 by delivery of the Company’s purchase money promissory note (the “Share Purchase”).  In addition, the Company issued to Ms. Gao a stock option entitling Ms. Gao to purchase 5,300,000 shares of our common stock, par value $.001 per share (the “Common Stock”) at $1.30 per share expiring on December 31, 2008 and 2,000,000 shares at $5.00 per share expiring on June 30, 2010, vested immediately (the “Gao Option”).  On August 12, 2008, Ms. Gao exercised her option to purchase and the Company issued 5,300,000 Shares in exchange for the $6,890,000 note owed to Ms. Gao.  Accordingly, the 5,300,000 Shares issued to Ms. Gao represented approximately 69.7% of the issued and outstanding Shares of the Company giving effect to the cancellation of 7,694,000 Shares owned by Mr. Cox.

The fair value of the stock options issued in June 2008 under Share Purchase Agreement using the Black-Scholes Option Pricing Model was $0 at the date of grant.  For the interim periods ended March 31, 2010 and 2009, the Company did not record any stock-based compensation for shares vested.

China Armco Metals, Inc. and Subsidiaries
March 31, 2010
Notes to the Consolidated Financial Statements
(Unaudited)

The table below summarizes the Company’s stock option activities as of March 31, 2010:

	Number of Option Shares	Exercise Price Per Share	Weighted Average Exercise Price	Fair Value at Date of Grant	Aggregate Intrinsic Value
Balance, December 31, 2008	2,000,000	$5.00	$5.00	*	$-

Granted	-	-	-		-
Canceled	-	-	-		-
Exercised	-	-	-		-
Expired	-	-	-		-
Balance, December 31, 2009	2,000,000	$5.00	$5.00	*	$-

Granted	-	-	-		-
Canceled	-	-	-		-
Exercised	-	-	-		-
Expired	-	-	-		-
Balance, March 31, 2010	2,000,000	$5.00	$5.00	*	$-

Vested and exercisable, March 31, 2010	2,000,000	$5.00	$5.00	*	$-

Unvested, March 31, 2010	-	$5.00	$5.00	*	$-

* - Less than $1.00

The following table summarizes information concerning outstanding and exercisable stock options as of March 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$5.00	2,000,000	0.50	$5.00	2,000,000	0.50	$5.00

$5.00	2,000,000	0.50	$5.00	2,000,000	0.50	$5.00

Stock incentive plan

On October 26, 2009, the board of directors of the Company adopted the 2009 Stock Incentive Plan (the “2009 Stock Incentive Plan”). The board of directors also authorized 1,200,000 shares of the Company’s common stock to be reserved for issuance pursuant to the terms of the 2009 Stock Incentive Plan upon the grant of restricted stock awards, deferred stock grants, stock appreciation rights, stock awards and/or the exercise of options granted under the 2009 Stock Incentive Plan.

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

China Armco Metals, Inc. and Subsidiaries
March 31, 2010
Notes to the Consolidated Financial Statements
(Unaudited)

On October 26, 2009, the Company awarded 200,000 shares of its restricted common stock, par value $.001 per share, pursuant to the 2009 Stock Incentive Plan, to Kexuan Yao, the Company’s Chief Executive Officer and 6,250 shares of its restricted common stock to Mr. William Thomson in conjunction with his appointment to the Company's board of directors.  The shares awarded to Mr. Yao vest 66,667 shares on December 15, 2010, 66,667 shares on December 15, 2011 and 66,666 shares on December 15, 2012.

On October 26, 2009, the Company has agreed to pay Mr. Thomson the sum of $20,000 and 6,250 shares of the Company’s restricted common stock which will vest 25% on March 31, 2010, 25% on June 30, 2010, 25% on September 30, 2010 and 25% on December 31, 2010.  The restricted stock vests only if Mr. Thomson is still a director of the Company on the vesting date (with limited exceptions), and the shares are eligible for the payment of dividends, if the board of directors were to declare dividends on the Company’s common stock.

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

The table below summarizes the Company’s 2009 Stock Incentive Plan activities as of March 31, 2010:

	Number of Shares	Fair Value at Date of Grant
Balance, December 31, 2008

Granted	206,250	$676,500
Canceled	-	-
Balance, December 31, 2009	206,250	$676,500

Granted	-	-
Canceled	-	-
Balance, March 31, 2010	206,250	$676,500

Vested, March 31, 2010	1,563	5,127

Unvested, March 31, 2010	204,687	$671,373

China Armco Metals, Inc. and Subsidiaries
March 31, 2010
Notes to the Consolidated Financial Statements
(Unaudited)

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Employment agreement

On December 18, 2008, the Company entered into an employment agreement (“Employment Agreement”) with Chairman and Chief Executive Officer (“Employee”) for a term of three (3) years commencing on January 1, 2009 (?癊mployment Term”).  Pursuant to the Employment Agreement, Employee shall devote substantially all his business time and efforts to the business of the Company; provided, however, that it is understood and agreed that, while Employee may devote time to other business matters in which he may have an interest, in the event of a conflict, Employee’s first and primary responsibility shall be to the performance of his duties for the Company.  In consideration with the duties and responsibilities as described above Employee shall be entitled to the compensation and benefits hereinafter described in subparagraphs (A) through (D) (such compensation and benefits being hereinafter referred to as “ Compensation Benefits”).

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

China Armco Metals, Inc. and Subsidiaries
March 31, 2010
Notes to the Consolidated Financial Statements
(Unaudited)

Uncommitted trade credit facilities

The Company entered into uncommitted trade credit facilities with certain financial institutions.  Substantially all of the uncommitted trade credit facilities were guaranteed by Mr. Yao, the Company’s chairman, Chief Executive Officer and stockholder.  The uncommitted trade credit facilities at March 31, 2010 were as follows:

	Date of Expiration	Total Facilities		Facilities Used	Facilities Available
Armco & Metawise

DBS (Hong Kong) Limited*	April 21, 2010	$-		$-	$

ING Bank, N.V. Hong Kong Branch	December 7, 2010	15,000,000		-		15,000,000

RZB (Beijing) Branch	May 31, 2010	10,000,000	*	-		10,000,000

Henan Armco

Guangdong Development Bank Zhengzhou Branch	October 20, 2010	7,312,935		429,000		6,883,935

		$32,312,935		$429,000		$32,683,935

* The Company is negotiating with DBS (Hong Kong) Limited to renew this trade credit facility.

Line of credit facility

Armet entered into a line of credit facility (“Line of Credit”) in the amount of RMB70 million (equivalent to $10,239,757 at March 31, 2010) with a financial institution on September 4, 2009, expiring September 3, 2012, which can be drawn in the form of long-term debt or a bank acceptance payable.  The line of credit facility was collateralized by Armet’s building, equipment and land use right, all of which has been drawn in the form of long-term debt as of March 31, 2010 (see Note 10).

Operating lease from Chairman, CEO and Stockholder

On January 1, 2006, Henan entered into a non-cancellable operating lease for its 176.37 square meter commercial office space in the City of Zhengzhou, Henan Province, PRC from Chairman, Chief Executive Officer and stockholder of the Company for RMB10,000 per month, which expired on December 31, 2008 and has been extended through December 31, 2011Future minimum lease payments required under the non-cancelable operating lease are RMB120,000 per year (equivalent to $17,544 at March 31, 2010) for 2010 through 2011.

Operating lease agreement from Prime Armet Group, Inc., an entity controlled by Mr. Yao, its Chairman, CEO and Stockholder

On October 1, 2009, the Company entered into a non-cancellable operating lease for its commercial office space in California expiring September 30, 2012.  Future minimum lease payments required under the non-cancelable operating lease are $1,000 per month.

China Armco Metals, Inc. and Subsidiaries
March 31, 2010
Notes to the Consolidated Financial Statements
(Unaudited)

Total Lease arrangements

Rent expense from the office leases for the interim periods ended March 31, 2010 and 2009 were $7,500 and $14,500, respectively.  The Company did not have any minimum, contingent, or sublease arrangements in these leases.

The table below reflects our minimum commitments for our various office leases in the U.S. and China for the year ended December 31, 2010 and thereafter:

Period	Total
Period Ended December 31, 2010	$29,544
Period Ended December 31, 2011	29,544
Period Ended December 31, 2012	9,000
$68,088

NOTE 15 – CONCENTRATIONS AND CREDIT RISK

Customers and Credit Concentrations

Customer concentrations for the three months ended March 31, 2010 and 2009 and credit concentrations at March 31, 2010 and 2009 are as follows:

	Net Sales for the Interim Periods Ended		Accounts Receivable at
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
Customer #206010 LianYunGang Jiaxin	4.0%	-%	36.0%	49.2%
Customer #122007 QingDao HuaQing	-%	-%	7.7%	27.0%
Customer #122002 ZheJiang WuChan	-%	49.6%	-%	-%
Customer #206036 HanZhong YinLong	-%	48.9%	-%	-%
Customer #122018 Sundial Metals and Mineral	-%	-%	-%	-%
Customer #122024 Jiangsu Provincial	26.8%	-%	17.2%	-%
Customer #122023 Granton	31.5%	-%	20.2%	-%
Customer #122004 Zhejiang Properties	-%	-%	-	19.3%
Customer #122003 Zhongji NingBo (Significant business party)	-%	33.8%	13.5%	2.6%
	62.3%	98.5%	94.6%	98.1%

A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition.

China Armco Metals, Inc. and Subsidiaries
March 31, 2010
Notes to the Consolidated Financial Statements
(Unaudited)

Vendor Concentrations

Vendor purchase concentrations for the interim periods ended March 31, 2010 and 2009 and accounts payable concentration at March 31, 2010 and 2009 and are as follows:

	Net Purchases for the Interim Period Ended		Accounts Payable at
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
Vendor #126010 ZhongJi NingBo (Significant Business Party)	-%	-%	9.2%	32.0%
Vendor #204006 BestonHoldings	-%	-%	11.5%	17.3%
Vendor #204033 Oversea	63.0%	-%	64.5%	-%
Vendor #204002 YingFuGuoWaiKuan	-%	47.5%	-%	24.1%
Vendor #204028 DeVi	-%	43.9%	-%	22.3%
Vendor #202005 Venaco Commodities	10.4%	-%	-%	-%
	73.4%	91.4%	85.2%	95.7%

Significant business party

The Company sells to and purchases from a significant business party (“Significant Business Party”) ferrous and non-ferrous ores and metals.  A reduction in sales from or loss of the Significant Business Party would have a material adverse effect on the Company’s results of operations and financial condition.

Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents.  As of March 31, 2010, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, none of which are insured.  However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

Foreign currency risk

The Company is exposed to fluctuations in foreign currencies for transactions denominated in currencies other than RMB, the functional currency due to the fact the majority of the Company’s purchasing activities are transacted in foreign currencies.  The Company had no foreign currency hedges in place at March 31, 2010 to reduce such exposure.

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

China Armco Metals, Inc. and Subsidiaries
March 31, 2010
Notes to the Consolidated Financial Statements
(Unaudited)

As of December 31, 2009, the Company had no Statutory Surplus Reserve and the Statutory Common Welfare Fund established and segregated in retained earnings.

NOTE 17 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of March 31, 2010 through May 17, 2010, the date when the financial statements were issued.  The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

During April 2010, four (4) warrant holders exercised their warrants to purchase 13,806 shares of its common stock at an exercise price of $5.00 per share resulting in cash proceeds to the Company of $69,030.  As of May 17, 2010, warrants to purchase 1,218,022 shares of its common stock remain outstanding.

On April 14, 2010, Mr. Kexuan Yao purchased a stock option owned by Ms. Feng Gao to purchase 2,000,000 shares of the Company’s common stock at $5.00 per share.  The options were granted to Ms. Gao on June 27, 2008 pursuant to a share purchase agreement to consummate the reverse merger capital transaction with Armco & Metawise (H.K) Limited.  In addition on April 14, 2010, Mr. Yao exercised part of the option and purchased 1,000,000 shares of the Company’s common stock at an exercise price of $5.00 per option resulting in proceeds to the Company of $5,000,000.

On April 20, 2010, the Company entered into a Securities Purchase Agreement with nine (9) accredited and institutional investors for the sale of 1,538,464 shares of its common stock at an offering price of $6.50 per share resulting in gross proceeds to the Company of $10,000,016.  At closing the Company issued the investors five (5) year common stock purchase warrants to purchase an additional 1,538,464 shares of its common stock at an exercise price of $7.50 per share.  The warrants are exercisable commencing 181 days after the date of issuance.  The private offering, which was made under an exemption from the registration requirements of the Securities Act of 1933 in reliance on exemptions provided by Section 4(2) of that act and Rule 506 of Regulation D.  At closing, the Company paid Rodman & Renshaw, LLC, a FINRA member firm that served as placement agent for the Company in the offering, (i) a fee of $500,000 as compensation for its services and (ii) issued the firm five (5) year common stock purchase warrants exercisable for 76,923 shares of its common stock at an exercise price of $7.50 per share which are exercisable commencing 181 days after the date of issuance, as well as a $15,000 non-accountable expense allowance to one (1) of the investors in the offering.  The Company intends to use the net proceeds from this offering for its working capital.

On May 17, 2010, the Company's board of directors approved an amendment, effective as of March 31, 2010, to the subscription agreement and warrants to purchase shares of its common stock at $5.00 per share with the investors who purchased our securities in its July 2008 offering. The amendment deletes from these agreements the provision commonly referred to as a Most Favored Nations provision.  The Most Favored Nations clause includes anti-dilution protection for the purchasers in the event the Company were to issue any shares of common stock or securities convertible into or exercisable for shares of common stock to any third party purchaser at a price per share of common stock or exercise price per share which is less than the per share purchase price of the shares of common stock in this offering which was $3.00, or less than the exercise price per warrant share which is $5.00, respectively, without the consent of the purchasers then holding securities issued in this offering, each purchaser has the right to apply the lowest such price to the purchase price of shares purchased and still held by the purchaser and to shares issued upon exercise of the warrants still held by the purchaser which will result in the issuance of additional shares to the purchaser, including under any unexercised warrants.

As consideration for these amendments, the Company agreed with the warrant holders that so long as any warrants are outstanding other than “Excepted Issuances” as defined in the subscription agreement and the warrants that the Company will not will not enter into an agreement to issue nor issue any shares of common stock or “Common Stock Equivalents” to any “Third Party Purchasers” at an effective price per share of less than $5.00 without the prior written consent of the warrant holders, which consent may be withheld for any reason.  For the purposes of the amendment, “Common Stock Equivalents” means any of the Company's securities which would entitle the holder thereof to acquire at any time shares of our common stock, including, without limitation, any debt, preferred stock, rights, options, warrants or other instrument that is at any time convertible into or exercisable or exchangeable for, or otherwise entitles the holder thereof to receive common stock.  Of the total of 1,231,828 warrants issued in the Company's July 2008 offering that remain outstanding as of March 31, 2010, holders of 1,031,715 warrants agreed to the amendment described above as of April 17, 2010.  As a result of the amendment, the Company applied an exception to derivative accounting for financial instruments that are indexed to the Company’s own stock and reclassified the fair value of 1,031,715 warrants or $1,292,227 from derivative liability to additional paid-in capital during the first quarter of 2010.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the information contained in our unaudited consolidated financial statements and the notes thereto appearing elsewhere herein and in conjunction with the Management’s Discussion and Analysis set forth in our Annual Report on Form 10-K for the year ended December 31, 2009.

We are on a calendar year; as such the three month period ending March 31, is referred to as our “first quarter”. The past year ended December 31, 2009 is referred to as “2009”, the current year ending December 31, 2010 is referred to as “2010”, and the coming year ending December 31, 2011 is referred to as “2011”.

The unaudited interim financial statements furnished in this report reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2009 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2010.
OVERVIEW OF OUR PERFORMANCE AND OPERATIONS

OVERVIEW OF OUR PERFORMANCE AND OPERATIONS

Our Business and Recent Developments

We import, sell and distribute to the metal refinery industry in the PRC a variety of metal ore which includes iron, chrome, nickel, copper and manganese ore as well as non-ferrous metals, and coal.  We obtain these raw materials from global suppliers in Brazil, India, South America, Oman, Turkey, Nigeria, Indonesia, and the Philippines and distribute them in the PRC.  We also recycle scrap metal to be used by steel mills in the production of recycled steel.

Domestic steel production in the PRC has rebounded in response to Chinese government incentives and investment in infrastructure and as signs of recovery from the global economic slowdown has allowed our customers to begin to ramp-up operations to pre-economic slowdown levels.

We believe scrap metal recycling will become a strong growth driver for our company as natural resources continue to be depleted and larger amounts of unprocessed scrap metal becomes available as a result of increases in consumer demand for products made from steel that eventually are recycled.  We recently completed construction of a scrap metal recycling facility in the Banqiao Industrial Zone of Lianyungang Economic Development Zone in the Jiangsu province of the PRC in the first quarter of 2010. This facility is expected to recycle automobiles, machinery, building materials, dismantled ships and various other scrap metals.  We will sell and distribute the recycled scrap metal to the metal refinery industry in the PRC utilizing our existing network of metal ore customers.

We have invested a total of approximately $25.6 million for acquiring land use rights, construction and equipment purchases for the first phase of our recently completed scrap metal recycling facility. These capital expenditures were derived from a portion of the net proceeds from our 2008 offering and debt and vendor financing. We began recycling operations at this facility in late March 2010 and anticipate that we will report meaningful revenues from its operations in the second quarter of 2010.

During the first quarter of 2010, we built on our significant achievements from the prior year in our continuing efforts to secure financing for our business.  We maintain four bank facilities which provide for the issuance of commercial letters of credit in the aggregate amount of $44 million at March 31, 2010, $12 million of which were expired on April 21, 2010 and renewal negotiation is under way. After our common stock began trading on the NYSE Amex on February 10, 2010 under the ticker symbol "CNAM", investors exercised warrants to purchase 1,338,152 shares of our common stock at an exercise price of $5.00 per share resulting in proceeds to us of $6,690,760. Also, on April 14, 2010, Mr. Kexuan Yao, our chairman and chief executive officer exercised an option to purchase 1,000,000 shares of our common stock at an exercise price of $5.00 per share resulting in $5,000,000 proceeds to us.

Further, on April 20, 2010 we entered into a Securities Purchase Agreement with nine accredited and institutional investors for the sale of 1,538,464 shares of our common stock at an offering price of $6.50 per share resulting in net proceeds to us of $9,112,973.  We believe that we are in a well-capitalized position to finance our continued expansion.

 Our Performance

During the first quarter of 2010, our net revenues increased 60% over the same period in 2009 due to a recovering economy in China resulting in stronger demand for our products. Our gross profit margin decreased during the current period to 7% compared to 10% during the same period in 2009.  Our performance during the trailing five quarters reveals the variable nature of our gross profit margins in our trading business as our gross profit margin as a percentage of net revenues began at 10% for the first quarter of 2009, increased to 18% for the second quarter of 2009, decreased to 4% for the third quarter of 2009,  increased to 16% for the fourth quarter of 2009, and then decreased to 7% for the first quarter of 2010. These fluctuations are attributable to variations in market prices of the ore and metals we sell.  Our net income decreased $1.9 million during the first quarter of 2010 due to a $2.0 million loss on change in fair value of our derivative liability associated with outstanding warrants to purchase our common stock combined with reduced gross margins and a $580,000 increase in operating expenses which were partially offset by a $963,000 forgiveness of account payable related to a vendor price adjustment. Our total assets at March 31, 2010 decreased $6.9 million or 12% compared to December 31, 2009, which was mainly due to receipt of accounts receivable that was used to pay down approximately $17 million in short term financing and invest in constructing our scrap metal recycling facility, offset by an increase in cash from our financings.

We have long term borrowings of $10.2 million, with current maturities of such borrowings of $2.2 million related to investment in our scrap metal recycling facility.  Accrued expenses and other current liabilities as well as accounts payable increased $1.3 million while inventories decreased $458,000 and accounts payable and accrued expenses increased $1.9 million at March 31, 2009 from December 31, 2009 due to timing differences between our receipt of product, shipment to our customers, and payment to our vendors.

Our Outlook

Our performance during the first quarter of 2010 showed increased sales with a lower gross margin in comparison to the same period in 2009.  We continue to witness a rebound in stronger demand for our products and increases in our revenue which we believe is evidence of a continuing global economic recovery and increased domestic economic activity in the PRC stemming from government domestic economic stimulus programs.

Metal Ore Trading. The metals markets have witnessed a rebound in pricing since the first quarter of 2009 and we expect this upward trend to continue in line with increased demand.  While we achieved a 60% increase in net revenues during the first quarter of 2010 compared to the same period in 2009, we have historically experienced increased trading volumes during the last three quarters of the calendar year compared to the first quarter.  We generated only 6% and 18% of total annual net revenues during the first quarter of 2009 and 2008, respectively.  In addition, in March 2010 we entered into a contract to purchase 749,000 metric tons of Brazilian manganese ore over the next 16 months which could result in sales of up to $180 million over the contract period based on current market prices for manganese ore of this type.

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

Scrap Metal Recycling. We expect to begin limited production of the first phase of our recycling facility in Lianyungang in May 2010 and begin shipping processed scrap metal in June 2010 as we ramp up production over the next 10 months.  We entered into a scrap metal sales contract in March 2010 with a China steel producer to sell 23,000 tons of a mixture of scrap metal, crushed aggregates, charging materials and heavy scrap.  This contract calls for delivery of these materials over a 10 month period which we expect to fulfill with our expected production in June 2010.  Subsequent orders are expected to follow upon our receipt of a monthly order from the buyer with pricing and terms determined on the 25th of each month to calculate the following month’s unit price per ton.  We expect revenues of over $100 million from this contract.

Due to efforts to improve our performance and operate more efficiently, we now see our company in the position to capitalize on trading opportunities as a global economic recovery emerges and we begin production of processed scrap metal at our recycling facility.  As demand increases for metal ore and scrap metal, we are faced with challenges in securing new and reliable sources of the products we resell and process.

RESULTS OF OPERATIONS

The table below summarizes the consolidated operating results for the three months ended March 31, 2010 and 2009.  The percentages represent each line item as an approximate percentage of net revenues unless otherwise noted.

	For the Three Months Ended March 31,
	2010		2009		$ Change	% Change
Net revenues	$8,576,570		$5,357,858		$3,218,712	60%
Cost of goods sold	8,017,651	%	4,847,235	%	3,170,416	65%
Gross profit	558,919	%	510,623	%	48,296	9%

Total operating expenses	913,577	%	333,934	%	579,643	174%
Operating income	(354,658)	%	176,689	%	(531,347)	-301%

Net Revenues

Net revenues of $8.6 million in the first quarter of 2010 increased $3.2 million compared to the same period in 2009 primarily due to a $3.3 million increase in net revenues from the sales of iron ore and a $3.1 million increase in net revenues from chromium, partially offset by a decrease in sales of manganese of $3.4 million.  The products we buy and sell are subject to change and are dependent upon availability of supply and the demands of our customers.

Cost of Goods Sold

Cost of goods sold includes the cost of the products we purchase from our vendors and shipping and handling costs on shipments from such vendors. Cost of goods sold of $8.0 million increased $3.2 million, a gross profit margin of 7%, in the first quarter compared to $4.8 million, a gross profit margin of 10%, in the same period in 2009.  This margin decrease was primarily due to a change in sales mix during the quarter with 60% of sales coming from lower margin iron ore and 40% of sales coming from higher margin chromium.  Our gross margin for chrome ore increased to 10% during the first quarter of 2010 from 8% during the same period of 2009 and our gross margin from iron ore decreased to 2% during the first quarter of 2010 from 18% during the same period of 2009.

Total Operating Expenses

Operating expenses of $914,000 in the first quarter of 2010 increased by $580,000, or 174% compared to the same period in 2009 due to an increase in both selling expenses and general and administrative expenses.  Selling expenses include commissions, salaries, and travel for the sales agents.  Selling expenses as a percentage of net revenues were 4% in the first quarter of 2010 as compared to 1% in the first quarter of 2009.  Selling expenses increased in absolute dollars by $315,000 mainly due to $94,000 in higher commissions and salaries paid on increased sales and a larger sales staff, a net increase of $212,000 in port charges, quarantine and inspection expenses, and warehousing expenses.

General and administrative expenses include salaries, professional fees including legal and accounting fees, and office expenses. Our general and administrative costs increased by $264,000, or 86%, in the first quarter of 2010 as compared to the same period in 2009 primarily due to an increase of $110,000 in stock-based consulting fees granted to consultants for accounting and reporting consulting services, $60,000 in stock-based compensation granted to employees and directors, and a $40,000 increase in start-up expenses for our recycling operations.  Both the stock-based consulting fees and stock-based compensation to employees and directors are non-cash expenses paid with shares of our common stock and will be recurring each quarter during this fiscal year. General and administrative expenses as a percentage of net revenues increased to 7% for the first quarter of 2010 as compared to at 6% for the same period in 2009 as a result of the increases.

Total Other (Income) Expense

Total other income of $554,000 in the first quarter of 2010 increased $433,000 over the comparable period in 2009 primarily due to a $957,000 gain related to a vendor price adjustment for goods purchased and resold during 2009.  During 2009, we accepted a shipment of inferior quality goods and resold the shipment to our customer at a lower price.  During the current quarter of 2010, we successfully negotiated a vendor price adjustment of $957,000 and recorded this as part of other income in the current quarter as the net revenues to which this cost would be appropriately matched occurred in a previous fiscal year precluding reduction of cost of goods sold in the current quarter.  This gain was partially offset by a $322,000 non-cash loss from the change in fair value of a derivative liability related to outstanding stock purchase warrants at March 31, 2010 that are not considered indexed to our stock and are revalued at each reporting period.  The fair value of the outstanding stock purchase warrants decreased to $572,000 at March 31, 2010 from $3.4 million at December 31, 2009 due to the excercise of 1,324,346 warrants at $5.00 per share, 167,740 warrants exercised on a cashless basis, and 1,031,715 warrants that no longer carry anti-dilution provisions and no longer require derivative liability accounting.  Interest income increased during the first quarter of 2010 from the comparable period in 2009 as a result of higher cash balances.  Interest expense also increased $67,000 as a result of increased borrowings of $10.2 million incurred in connection with construction and equipment purchases for our scrap metal recycling facility.  These increases in expenses were partially offset by

Income Tax Expense

Income tax expense of $146,000 in the first quarter of 2010 increased by $146,000 compared to the same period in 2009 primarily due to an income tax accrual of $146,000 for income taxes on the operations of our Hong Kong subsidiary during 2010 using an effective tax rate of 16.5%.

Net Income (Loss)

Net income of $53,000 in the first quarter of 2010 decreased $244,000 compared to the same period in 2009 primarily due to a decrease in gross margin to 7% of net revenues in the current quarter, a $580,000 increase in operating expenses, partially offset by an increase in net revenues of $3.2 million and $963,000 gain from a vendor price adjustment in the current quarter..

Comprehensive Income (Loss)

During the first quarter of 2010 our comprehensive income amounted to $49,000.  Comprehensive income (loss) consists of our net income and other comprehensive income, including foreign currency translation gain (loss).  The functional currency of four of our subsidiaries operating in the PRC is the Chinese yuan or RMB. The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations.  As a result of these translations, we reported a foreign currency translation loss of $3,939 for the first quarter of 2010 and $26,445 for same period in 2009. These non-cash losses and gains had the effect of decreasing our reported comprehensive income in both periods.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate adequate amounts of cash to meet its cash needs.

At March 31, 2010 and December 31, 2009 we had cash and cash equivalents of $4.1 million and $0.7 million, respectively.  At March 31, 2010 our working capital was $8.5 million as compared to $5.3 million at December 31, 2009.

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

We have a RMB 70 million (equivalent to $10.2 million at December 31, 2009) line of credit facility (“Line of Credit”) with the Bank of China that we entered into on September 3, 2009.  The proceeds from the Line of Credit are designated for property, plant and equipment expenditures related to our scrap metal recycling facility and is secured by these assets in addition to our land use right on which this facility was constructed.  The Line of Credit expires on September 3, 2012.  As of March 31, 2010, we drew RMB 70 million (equivalent to U.S. $10.2 million) of the Line of Credit.  Interest is paid quarterly with principal payments of RMB 15 million (equivalent to U.S. $2.2 million) due on May 15, 2010, RMB 30 million (equivalent to U.S. $4.4 million) due on August 25, 2011, and the remaining principal drawn up to RMB 25 million (equivalent to U.S. $3.7 million) due on August 25, 2012.

We have four bank facilities which provide for the issuance of commercial letters of credit in the aggregate amount of $44.0 million.  The entire amount of these bank facilities were available at March 31, 2010.  The following is a summary of each letter of credit facility.

Approximately 38% of our cash reserves at March 31, 2010, are held in the form of RMB held in bank accounts at financial institutions located in the PRC. Cash held in banks in the PRC is not insured. In 1996, the Chinese government introduced regulations which relaxed restrictions on the conversion of the RMB; however restrictions still remain, including, but not limited to, restrictions on foreign invested entities.  Foreign invested entities may only buy, sell or remit foreign currencies after providing valid commercial documents at only those banks authorized to conduct foreign exchanges.  Furthermore, the conversion of RMB for capital account items, including direct investments and loans, is subject to PRC government approval.  Chinese entities are required to establish and maintain separate foreign exchange accounts for capital account items.  We cannot be certain Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB, especially with respect to foreign exchange transactions.  Accordingly, cash on deposit in banks in the PRC is not readily deployable by us for purposes outside of the PRC.

Our current assets at March 31, 2010 decreased 28% from December 31, 2009; this reflects decreases in current asset items including accounts receivable of $15.0 million, pledged deposits of $564,000, inventories of $458,000, and advances on purchases of $422,000. These decreases were partially offset by increases of $3.4 million in cash and $2.5 million in prepayment and other current assets.

Pledged deposits at March 31, 2010 of $215,000 represent deposits with financial institutions as collateral to letters of credit we provide to suppliers for the purchase of inventories.  The amounts will be released to pay vendors upon acceptance of goods.

Our accounts receivable, net of allowance for doubtful accounts, decreased $15.0 million at March 31, 2010 from December 31, 2009 mainly due to collections of sales made near the end of the year.

Inventories decreased $458,000 at March 31, 2010 from December 31, 2009 mainly due to timing differences between our receipt of product and shipment to our customers.  We hold inventory for short periods of time, in situations where our customer has not accepted the shipment or delays in shipment occur.

Advances on purchases decreased $422,000 at March 31, 2010 from December 31, 2009, and consisted of prepayments to vendors for merchandise and deposits on pending purchases.  These advances on purchases are customary in our business and help us secure inventory below prevailing market prices, thereby providing us with a better opportunity to increase our gross profit margins.

Our prepayment and other current assets increased $2.5 million at March 31, 2010 compared to December 31, 2009 primarily due to prepayments and deposits for start-up costs and deposits related to our scrap metal recycling operation which began operations in the first quarter of 2010.  The prepayments include a $1.5 million guarantee deposit to the recycling equipment vendor, $2.8 million in prepaid expenses related to the recycling facility, and $1.7 million in prepayments related to our trading business.   This is an increase from prepaid expenses related to the recycling facility of $3.5 million at December 31, 2009.

Our current liabilities decreased $13.7 million at March 31, 2010 from December 31, 2009, which reflects repayment of loans payable of $17.0 million and payment of $1.0 million in value added taxes.  These decreases were partially offset by increases in advances from stockholder of $1.8 million, accrued expenses and other current liabilities of $1.3 million, accounts payable of $642,000 and customer deposits of $468,000.

Loans payable decreased $17.0 million at March 31, 2010 compared to December 31, 2009 primarily due to a repayment of short-term borrowings under our letter of credit facilities in the fourth quarter of 2009 used to finance inventory purchases.  We used collections of accounts receivable to repay these short-term borrowings.

Current maturities of long-term debt remained at $2.2 million at March 31, 2010 and December 31, 2009 due to a principal payments from of Bank of China line of credit of RMB 15 million (equivalent to U.S. $2,193,881) due on May 15, 2010. We plan to satisfy this obligation with cash held in our banks in China.

Value added taxes and other taxes payable decreased $1.0 million compared to December 31, 2009 due to timing of payments and offsets of our value added tax liability.

At March 31, 2010 we owed our Chairman and CEO, Mr. Kexuan Yao, $1.9 million for funds he advanced to us for working capital purposes a net increase of $1.8 million from December 31, 2009.

Customer deposits increased $468,000 at March 31, 2010 compared to December 31, 2009.  This decrease is due to timing of customer orders and amounts that we require for deposits.  We recognize customer deposits as revenue when the goods have been delivered and risk of loss has transferred to the customer either at the port of origin or port of destination based on the shipping terms we agree to with our customer.

Accrued expenses and other current liabilities increased $1.2 million at March 31, 2010 from December 31, 2009.  Accrued expenses consist of accrued expenses and other payables related to shipping fees.  These expenses are due to timing differences of shipments and payments of our payables as compared to 2009.

We do not have any commitments for capital expenditures at March 31, 2010.  As of March 31, 2010, since inception we have invested a total of $31.0 million for the acquisition of land use rights, construction and equipment purchases for the first phase of our scrap metal recycling facility. While we expect to expand the production capacity of our recycling facility, we have not set a timeframe for this expansion.  Also, we have not determined how we plan to finance this future expansion and unless we can obtain additional financing, we will be unable to complete construction of additional phases of our scrap steel recycling facility. There is no assurance, however, that we will be successful in obtaining the additional financing that we require for additional phases or that such financing may not be on terms deemed to be desirable to our management. Furthermore, in the event we are successful, there is no assurance that such investment will result in enhanced operating performance.

Statements of Cash Flows

Our cash increased $3.4 million during the first quarter of 2010 as compared to a decrease of $1.9 million during the comparable period in 2009. During the current quarter we were provided cash in the amount of $15.5 million from in operating activities and used cash of $5.0 million in investing activities and $7.1 million through financing activities. In comparable period in 2009 we were provided cash in the amount of $5.2 million in operating activities and used cash of $4.0 million in investing activities and $3.1 million through financing activities.

Net Cash Provided by (Used in) Operating Activities

In the first quarter of 2009, net cash provided by operating activities of $1553 million was mainly comprised inflows related to a decrease in accounts receivable of $15.0 million, a decrease in inventory of $458,000, a decrease in advance of purchases of $422,000 and increases in accrued liabilities of $1.3 million, accounts payable of $641,000 and customer deposits of $468,000.  These inflows were partially offset by cash used by an increase in prepayments and other current assets of $2.5 and decrease in taxes payable of $846,000.

In the comparable quarter of 2009 cash provided by operations of $5.2 million included a decrease in accounts receivables of $1.9 million, and increases in accounts payable of $5.3 million and advances on purchases of $352,000. These inflows were partially offset by an increase in inventory of $1.6 million and decrease in customer deposits of $521,000and taxes payable of $263,000.

Cash Used in Investing Activities

In the first quarter of 2010 cash used in investing activities of $5.0 million was due to purchases of property and equipment associated with our recycling facility construction of $5.5 million offset by and proceeds from release of pledged deposits of $564,000.

In the first quarter of 2009 cash used in investing activities of $4.0 million was mainly due to purchases of property, plant and equipment of $1.1 million and payments made toward pledged deposits of $2.9 million.

Cash Provided by Financing Activities

In the first quarter of 2010 cash used in financing activities of $7.1 million consisted of repayments of loans payable of $17.0 million which was partially offset by proceeds from the exercise of common stock purchase warrants of $6.6 million, proceeds from advances from related parties of $1.8 million, and proceeds from long-term debt of $1.5 million used for property, plant and equipment purchases related to our scrap metal recycling facility.

During March and April, 2010, investors holding the Company’s common stock purchase warrants exercised 167,740 warrants on a cashless basis resulting in the issuance of 76,679 shares of the Company’s common stock and exercised 1,338,152 warrants on a cash basis at an exercise price of $5.00 per warrant resulting in proceeds to the Company of $6.6 million.  As of May 12, 2010, 1,218,022 common stock purchase warrants remain outstanding.

In the first quarter of 2009 cash used in financing activities of $3.1 million was due to repayment of short-term loans of $2.9 million and repayment of advances from related parties of $197,000 which were partially offset by proceeds from the exercise of common stock purchase warrants of $25,000.

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

Contractual Obligations and Commitments.    At March 31, 2010, our long-term debt and financial obligations and commitments by due dates were as follows:

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations(1)	10,239,757	2,194,234	4,387,761	3,657,762	-
Short-Term Loans Payable (2)
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations	68,088	29,544	38,544	-	-
Purchase Obligations	-
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP	-	-	-	-	-
Total	10,307,845	2,223,778	4,426,305	3,657,762	-

(1)	See Note 10 – Long-Term Debt in our unaudited consolidated financial statements included in this report.
(2)	See Note 8 – Loans Payable in our unaudited consolidated financial statements included in this report.

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

Recently Issued Accounting Pronouncements

There are no recently issued accounting standards that are expected to have a material effect on our financial condition, results of operations or cash flows.

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

Risk factors describing the major risks to our business can be found under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009. There has been no material change in our risk factors from those previously discussed in the Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

       None.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

On May 17, 2010, our board of directors approved an amendment, effective as of March 31, 2010, to the subscription agreement and warrants to purchase shares of our common stock at $5.00 per share with the investors who purchased our securities in our July 2008 offering. The amendment deletes from these agreements the provision commonly referred to as a Most Favored Nations provision.  The Most Favored Nations clause includes anti-dilution protection for the purchasers in the event we were to issue any shares of common stock or securities convertible into or exercisable for shares of common stock to any third party purchaser at a price per share of common stock or exercise price per share which is less than the per share purchase price of the shares of common stock in this offering which was $3.00, or less than the exercise price per warrant share which is $5.00, respectively, without the consent of the purchasers then holding securities issued in this offering, each purchaser has the right to apply the lowest such price to the purchase price of shares purchased and still held by the purchaser and to shares issued upon exercise of the warrants still held by the purchaser which will result in the issuance of additional shares to the purchaser, including under any unexercised warrants.

As consideration for these amendments, we agreed with the warrant holders that so long as any warrants are outstanding other than “Excepted Issuances” as defined in the subscription agreement and the warrants that we will not will not enter into an agreement to issue nor issue any shares of common stock or “Common Stock Equivalents” to any “Third Party Purchasers” at an effective price per share of less than $5.00 without the prior written consent of the warrant holders, which consent may be withheld for any reason.  For the purposes of the amendment, “Common Stock Equivalents” means any of our securities which would entitle the holder thereof to acquire at any time shares of our common stock, including, without limitation, any debt, preferred stock, rights, options, warrants or other instrument that is at any time convertible into or exercisable or exchangeable for, or otherwise entitles the holder thereof to receive common stock.  Of the total of 1,231,828 warrants issued in our July 2008 offering that remain outstanding as of March 31, 2010, holders of 1,031,715 warrants agreed to the amendment described above as of April 17, 2010.  As a result of the amendment, we applied an exception to derivative accounting for financial instruments that are indexed to the Company’s own stock and reclassified the fair value of 1,031,715 warrants or $1,292,227 from derivative liability to additional paid-in capital during the first quarter of 2010.

Item 6.	Exhibits

No.	Description
4.2	Form of Amendment to Subscription Agreement and Common Stock Purchase Warrant*
10.19	Scrap Metal Sales Contract between Armet (Lianyungang) Renewable Resources Co., Ltd. and Jiangsu Lihuai Iron & Steel Co., Ltd. dated February 21, 2010*
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer *
32	Section 1350 Certification of Chief Executive Officer and the Chief Financial Officer *

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

China Armco Metals, Inc.

Date: May 17, 2010	By:	/s/ Kexuan Yao
Kexuan Yao
CEO and Chairman
(Principal executive officer)

Date: May 17, 2010	By:	/s/ Fengtao Wen
Fengtao Wen
Chief Financial Officer
(Principal financial and accounting officer)