Form 10-Q
period 2010-06-30
China Armco Metals, Inc.
filed 2010-08-16
CIK 1410711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________

Commission file number: 001-34631

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes []       No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if smaller reporting company)	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ]     No [X]

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 15,180,286 shares of common stock are issued and outstanding as of August 11, 2010.

i

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

–	“Henan Armco” refers to Henan Armco & Metawise Trading Co., Ltd., a limited liability company established under the laws of the People’s Republic of China.

–	“Lianyungang Armco” refers to Armco (Lianyungang) Holdings, Ltd., a wholly-owned foreign enterprise and limited liability company established under the laws of the People’s Republic of China.

ii

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements.

China Armco Metals, Inc. and Subsidiaries

June 30, 2010 and 2009

Index to Consolidated Financial Statements

Contents	Page(s)

Consolidated Balance Sheets at June 30, 2010 (Unaudited) and December 31, 2009	2

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2010 and 2009 (Unaudited)	3

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009 (Unaudited)	4

Notes to the Consolidated Financial Statements (Unaudited)	5 to 29

CHINA ARMCO METALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$3,165,154	$743,810
Pledged deposits	1,580,764	779,169
Marketable securities	3,656,981	-
Accounts receivable, net	12,026,543	28,390,528
Inventories	3,813,377	496,149
Advance on purchases	5,106,360	3,903,782
Prepaid value added taxes	1,342,876	-
Prepayments and other current assets	1,566,648	3,513,538
Total Current Assets	32,258,703	37,826,976

PROPERTY, PLANT AND EQUIPMENT, net	30,305,862	19,642,861

LAND USE RIGHTS, net	2,144,244	2,158,234
Total Assets	64,708,809	59,628,071

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Loans payable	-	17,021,558
Current maturities of long-term debt	-	2,193,881
Accounts payable	9,986,556	6,841,584
Advances from stockholder	375,194	35,475
Customer deposits	1,279,812	2,453,098
Corporate income tax payable	1,716,452	1,990,277
Value added tax and other taxes payable	54,587	1,312,455
Accrued expenses and other current liabilities	235,191	654,756
Total Current Liabilities	13,647,792	32,503,084

LONG-TERM DEBT	8,078,019	6,581,641

DERIVATIVE LIABILITY	123,285	3,417,974
Total Liabilities	21,849,096	42,502,699

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value, 74,000,000 shares authorized, 14,763,320 and 10,310,699 shares issued and outstanding, respectively	14,763	10,310
Additional paid-in capital	28,374,631	2,556,966
Deferred compensation	(672,916)	(676,500)
Retained earnings	14,742,506	14,936,915
Accumulated other comprehensive income:
Foreign currency translation gain	400,729	297,681

Total Stockholders' Equity	42,859,713	17,125,372
Total Liabilities and Stockholders' Equity	$64,708,809	$59,628,071

See accompanying notes to the consolidated financial statements.

CHINA ARMCO METALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

NET REVENUES	$16,999,602	$22,537,814	$25,576,172	$27,895,672
COST OF GOODS SOLD	16,802,757	18,415,683	24,820,408	23,262,918
GROSS PROFIT	196,845	4,122,131	755,764	4,632,754

OPERATING EXPENSES:
Selling expenses	379,392	385,103	722,097	412,396
General and administrative expenses	631,122	285,960	1,201,994	592,601
Total operating expenses	1,010,514	671,063	1,924,091	1,004,997
INCOME (LOSS) FROM OPERATIONS	(813,669)	3,451,068	(1,168,327)	3,627,757

OTHER (INCOME) EXPENSE:
Interest income	(5,631)	(45,018)	(5,856)	(45,018)
Interest expense	-	119,120	85,115	137,156
Import and export agency income	-	(47,244)	-	(47,244)
Gain from vendor price adjustment	-	-	(963,259)	-
Loss (gain) on change in fair value of derivative liability	(427,881)	244,550	(106,127)	74,724
Loss on forward foreign currency contracts	-	(12,079)	-	(12,079)
Loan guarantee cost	31,583	-	31,583	-
Other (income) expense	(149,647)	66,945	(147,247)	97,172
Total other (income) expense	(551,576)	326,274	(1,105,791)	204,711

(LOSS) INCOME BEFORE INCOME TAXES	(262,093)	3,124,794	(62,536)	3,423,046

INCOME TAXES	(14,461)	(716)	131,872	74

NET (LOSS) INCOME	(247,632)	3,125,510	(194,408)	3,422,972

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation gain (loss)	99,109	(31,956)	103,048	(58,401)

COMPREHENSIVE (LOSS) INCOME	$(148,523)	$3,093,554	$(91,360)	$3,364,571

NET (LOSS) EARNINGS PER COMMON SHARE - BASIC AND DILUTED:
- (Loss) Earning per share - Basic	$(0.02)	$0.31	$(0.01)	$0.34
- (Loss) Earnings per share - Diluted	$(0.02)	$0.31	$(0.01)	$0.34

Weighted Average Common Shares Outstanding - basic	13,900,753	10,096,538	13,900,753	10,096,538
Weighted Average Common Shares Outstanding - diluted	13,900,753	10,096,538	13,900,753	10,096,538

See accompanying notes to the consolidated financial statements.

CHINA ARMCO METALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2010	2009
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(194,408)	$3,422,972
Adjustments to reconcile net income to net cash
provided by (used in) operating activities
Depreciation expense	60,757	20,735
Amortization expense	23,056	35,732
Change in fair value of derivative liability	(610,127)	74,724
Stock based compensation	337,407	-
Changes in operating assets and liabilities:
Bank acceptance notes receivable
Accounts receivable	16,419,615	690,662
Inventories	(3,315,143)	3,209,227
Advance on purchases	(1,941,706)	1,107,393
Prepaid value added taxes	(1,342,876)	-
Prepayments and other current assets	2,715,506	(318,882)
Other assets	-	22,028
Accounts payable	3,124,133	8,914,385
Customer deposits	(1,183,590)	(298,422)
Taxes payable	(1,537,208)	(555,156)
Accrued expenses and other current liabilities	(422,314)	757,291

NET CASH PROVIDED BY OPERATING ACTIVITIES	12,133,102	17,082,689

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment made towards pledged deposits	(799,139)	(1,710,880)
Marketable securities	(3,656,981)	-
Deposits on future construction	-	(2,210,493)
Purchases of property and equipment	(10,641,249)	(8,173,902)
Purchase of land use right	-	76,080
NET CASH USED IN INVESTING ACTIVITIES	(15,097,369)	(12,019,195)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from forward foreign exchange contracts	-	103,071
Repayment of loans payable	(17,041,487)	-
Proceeds from long-term debt	1,468,731	-
Repayment of long-term debt	(2,203,096)	(2,914,345)
Amounts received from (paid to) related parties	339,829	(5,140,394)
Sales of common stock and warrants, net of offering costs	9,112,973	400,000
Proceeds from exercise of warrants	6,690,760	35,500
Proceeds from exercise of options	7,000,000	-
NET CASH USED IN FINANCING ACTIVITIES	5,367,710	(7,516,168)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	17,901	261
NET CHANGE IN CASH	2,421,344	(2,452,413)
Cash at beginning of period	743,810	3,253,533
Cash at end of period	$3,165,154	$801,121

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$361,777	$18,036
Taxes paid	$404,897	$-

See accompanying notes to the consolidated financial statements.

China Armco Metals, Inc. and Subsidiaries
June 30, 2010 and 2009
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

China Armco Metals, Inc. and Subsidiaries
June 30, 2010 and 2009
Notes to the Consolidated Financial Statements
(Unaudited)

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

The consolidated financial statements include all the accounts of Armco Metals, Armco & Metawise, Armet and Henan as of June 30, 2010 and 2009 and for the interim periods then ended.  All inter-company balances and transactions have been eliminated.

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

Marketable securities

Marketable securities available-for-sale, consisted of 29,250,000 common shares of Apollo Minerals Limited (“Apollo Minerals”), an Australian iron ore exploration company listed on the Australian Securities Exchange (ASX: AON) representing 19.9% of  Apollo Minerals’ equity interest the Company acquired for approximately US $3.6 million in cash on June 8, 2010 and are stated at market value based on the most recently traded price of these marketable securities at June 30, 2010 taking into consideration of their lack of liquidity.

On June 8, 2010, China Armco Metals, Inc. (the “Company”) entered into a Subscription Agreement (the “Subscription Agreement”) with Apollo Minerals Limited (“Apollo Minerals”), an Australian iron ore exploration company listed on the Australian Securities Exchange (ASX: AON).  Under the terms of the Subscription Agreement, the Company agreed to acquire up to a 19.9% stake in Apollo for US $3,656,981 in cash.

China Armco Metals, Inc. and Subsidiaries
June 30, 2010 and 2009
Notes to the Consolidated Financial Statements
(Unaudited)

Under the terms of the Subscription Agreement, Apollo Minerals will issue 12.5 million of its common shares in exchange for A$1,875,000 (approximately $1,530,000) to be held in escrow pending Apollo Minerals shareholder approval of the issuance of an additional 16.75 million common shares in exchange for A$2,512,500 (approximately $2,050,000).  This will bring the Company’s total investment to A$4.3 million (approximately $3.6 million) for a 19.9% stake in Apollo Minerals.  The Company will have the right to name one member to Apollo Mineral’s board of directors for as long as it maintains at least a 12% stake in Apollo Minerals.  Apollo Minerals intends to use the cash infusion to advance its exploration activities, to carry out processing option studies and to evaluate opportunities to access local infrastructure and other project opportunities.

In addition, Apollo Minerals will issue to the Company, subject to shareholder approval, five (5) year options to purchase an additional 5 million shares of common stock at A$0.25 (approximately $0.20) per share, half of which will vest on the first anniversary of issuance with the balance vesting on the second anniversary of issuance.  The options may only be exercised in order for the Company to maintain its 19.9% stake should Apollo Minerals issue additional common shares in the future. The grant of the right and options is subject to approval from the Australian Securities Exchange.

Apollo Minerals has also agreed to give the Company the off-take rights to purchase no less than 15% of the iron ore production from its Mount Oscar Mining Project at market rates.  More definitive terms of the off-take rights will be agreed on by the Company and Apollo Minerals following shareholder and regulatory approval of the proposed issuance of shares under the Subscription Agreement.

Pursuant to Section 320-10-25 of the FASB Accounting Standards Codification unrealized gains and losses, if any, determined by the difference between the cost basis of $3,656,981 and the market value at each balance sheet date, are recorded as a component of accumulated other comprehensive income in stockholders’ equity and realized gains and losses are determined by the difference between the cost basis and the gross proceeds received when these marketable securities are sold.  The Management determined that the fair value of these marketable securities was $3,656,981, its cost basis when taking into consideration of the lack of average trading volume at June 30, 2010 and did not record any unrealized gains or (losses), nor sold any of these marketable securities.

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

Inventories

The Company values inventories, consisting of purchased products, at the lower of cost or market.  Cost is determined on the first-in and first-out (“FIFO”) method.  The Company regularly reviews its inventories on hand and, when necessary, records a provision for excess or obsolete inventories based primarily on current selling price and spot market prices.  The Company determined that there was no inventory obsolescence as of June 30, 2010 or December 31, 2009.

Advance on purchases

Advance on purchases primarily represent amounts paid to vendors for future delivery of products, all of which were fully or partially refundable depending upon the terms and conditions of the purchase agreements.

China Armco Metals, Inc. and Subsidiaries
June 30, 2010 and 2009
Notes to the Consolidated Financial Statements
(Unaudited)

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

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.  The Company determined that there were no impairments of long-lived assets as of June 30, 2010 or December 31, 2009.

Customer deposits

Customer deposits primarily represent amounts received from customers for future delivery of products, all of which were fully or partially refundable depending upon the terms and conditions of the sales agreements.

Derivative instruments and hedging activities

The Company accounts for derivative instruments and hedging activities in accordance with paragraph 810-10-05-4 of the FASB Accounting Standards Codification (“Paragraph 810-10-05-4”). Paragraph 810-10-05-4 requires companies to recognize all derivative instruments as either assets or liabilities in the balance sheet at fair value.  The accounting for changes in the fair value of a derivative instrument depends upon: (i) whether the derivative has been designated and qualifies as part of a hedging relationship, and (ii) the type of hedging relationship.  For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument based upon the exposure being hedged as either a fair value hedge, cash flow hedge or hedge of a net investment in a foreign operation.

China Armco Metals, Inc. and Subsidiaries
June 30, 2010 and 2009
Notes to the Consolidated Financial Statements
(Unaudited)

From time to time, the Company employs foreign currency forward contracts to convert unforeseeable foreign currency exchange rates to fixed foreign currency exchange rates.  The Company does not use derivatives for speculation or trading purposes.  Changes in the fair value of derivatives are recorded each period in current earnings or through other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and the type of hedge transaction.  The ineffective portion of all hedges is recognized in current earnings.  The Company has sales and purchase commitments denominated in foreign currencies.  Foreign currency forward contracts are used to hedge against the risk of change in the fair value of these commitments attributable to fluctuations in exchange rates (“Fair Value Hedges”).  Changes in the fair value of the derivative instrument are generally offset in the income statement by changes in the fair value of the item being hedged. The Company did not employ foreign currency forward contracts to convert unforeseeable foreign currency exchange rates to fixed foreign currency exchange rates in 2010 or 2009.

Derivative warrant liability

The Company evaluates its convertible debt, options, warrants or other contracts, if any, to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with paragraph 810-10-05-4 and paragraph 815-40-25 of the FASB Accounting Standards Codification.  The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as either an asset or a liability.  In the event that the fair value is recorded as a liability, the change in fair value is recorded in the Statement of Operations and Comprehensive Income (loss) as other income or expense.  Upon conversion, exercise or cancellation of a derivative instrument, the instrument is marked to fair value at the date of conversion, exercise or cancellation and then that the related fair value is reclassified to equity.

In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.  Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date.  Derivative instrument liabilities will be classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument is expected within 12 months of the balance sheet date.

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

On January 30, 2009, the Company issued 5,000 shares of its common stock for cash at $5.00 per share and received a cash payment of $25,000 in connection with the exercise of the warrant to purchase 5,000 shares with an exercise price of $5.00 per share by one investor and warrant holder.

China Armco Metals, Inc. and Subsidiaries
June 30, 2010 and 2009
Notes to the Consolidated Financial Statements
(Unaudited)

During the three months ended March 31, 2010, warrants to purchase 1,324,346 shares of its common stock were exercised for cash at $5.00 per share and warrants to purchase 167,740 shares of its common stock were exercised on a cashless basis, for which the Company issued 1,324,346 and 78,217 shares of its common stock to the warrants holder and reclassified $1,665,011 and $210,095 of the derivative liability to additional paid-in capital, respectively.  In addition, during the three months ended March 31, 2010, certain holders of warrants to purchase 1,031,715 shares of its common stock reached agreements with the Company effective as of January 1, 2010, whereby the Company waived its right to offer or sell additional shares of its common stock below $5.00 per share in the future and the warrant holders waived their anti-dilution or common known as most favored nation clause, for which the Company reclassified $1,292,227 of the derivative liability to additional paid-in capital.

During April 2010, four (4) warrant holders exercised their warrants to purchase 13,806 shares of Company common stock at $5.00 per share resulting in cash proceeds of $69,030 to the Company, for which the Company issued 13,806 shares of its common stock to the warrant holders and reclassified $21,229 of the derivative liability to additional paid-in capital.

The Company recognized a net gain of $106,127 on changes in fair market value of the derivative warrant liability for the remaining outstanding derivative warrants to purchase 186,306 shares of Company common stock,  and valued the remaining derivative warrant liability at a fair market value of $123,285 at June 30, 2010.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepayments and other current assets, accounts payable, taxes payable, accrued expenses and other current liabilities, and derivative liability approximate their fair values because of the short maturity of these instruments.  The Company’s loans payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at June 30, 2010 and December 31, 2009.

The Company revalues its derivative warrant liability at every reporting period and recognizes gains or losses in the consolidated statements of operations and comprehensive income (loss) that are attributable to the change in the fair value of the derivative warrant liability.  The Company has no other assets or liabilities measured at fair value on a recurring basis.

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

China Armco Metals, Inc. and Subsidiaries
June 30, 2010 and 2009
Notes to the Consolidated Financial Statements
(Unaudited)

(i) Import, export and distribution of ferrous and non-ferrous ore, metals and processed scrap metal:  The Company derives its revenues from sales contracts with customers with revenues being generated upon the shipment of metal ore pursuant to.  Persuasive evidence of an arrangement is demonstrated via sales invoice or contract; product delivery is evidenced by warehouse shipping log as well as a signed bill of lading from the vessel or rail company and title transfers upon shipment, based on free on board (“FOB”) warehouse terms; the sales price to the customer is fixed upon acceptance of the signed purchase order or contract and there is no separate sales rebate, discount, or volume incentive.  When the Company recognizes revenue, no provisions are made for returns because, historically, there have been very few sales returns and adjustments that have impacted the ultimate collection of revenues.

(ii) Import and export agent services:  Revenue from import and export agent services is recognized as the services are provided.  The import and export agent services are considered provided when the goods to be imported or exported by the customer are delivered to the designated port specified by the service contract.  The Company follows paragraph 605-45-45-15 to paragraph 605-45-45-18 of the FASB Accounting Standards Codification for revenue recognition to report revenue net for its import and export agent services since (1) the Company’s supplier is the primary obligor in the arrangement, (2) the amount the Company earns is fixed, and (3) the Company’s supplier has credit risk.  The Company did not provide any import and export agent services for the six months ended June 30, 2010 or 2009.

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

Foreign currency transactions

The Company applies the guidelines as set out in Section 830-20-35 of the FASB Accounting Standards Codification (“Section 830-20-35”) for foreign currency transactions. Pursuant to Section 830-20-35 of the FASB Accounting Standards Codification, foreign currency transactions are transactions denominated in currencies other than U.S. Dollar, the Company’s reporting currency or Chinese Yuan or Renminbi, the Company’s Chinese operating subsidiaries' functional currency.  Foreign currency transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid.  A change in exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. That increase or decrease in expected functional currency cash flows is a foreign currency transaction gain or loss that generally shall be included in determining net income for the period in which the exchange rate changes. Likewise, a transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later) realized upon settlement of a foreign currency transaction generally shall be included in determining net income for the period in which the transaction is settled. The exceptions to this requirement for inclusion in net income of transaction gains and losses pertain to certain intercompany transactions and to transactions that are designated as, and effective as, economic hedges of net investments and foreign currency commitments.  Pursuant to Section 830-20-25 of the FASB Accounting Standards Codification, the following shall apply to all foreign currency transactions of an enterprise and its investees: (a) at the date the transaction is recognized, each asset, liability, revenue, expense, gain, or loss arising from the transaction shall be measured and recorded in the functional currency of the recording entity by use of the exchange rate in effect at that date as defined in section 830-10-20 of the FASB Accounting Standards Codification; and (b) at each balance sheet date, recorded balances that are denominated in currencies other than the functional currency or reporting currency of the recording entity shall be adjusted to reflect the current exchange rate.

China Armco Metals, Inc. and Subsidiaries
June 30, 2010 and 2009
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
June 30, 2010 and 2009
Notes to the Consolidated Financial Statements
(Unaudited)

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

RMB is not a fully convertible currency.  All foreign exchange transactions involving RMB must take place either through the People’s Bank of China (the “PBOC”) or other institutions authorized to buy and sell foreign exchange.  The exchange rate adopted for the foreign exchange transactions are the rates of exchange quoted by the PBOC.  Commencing July 21, 2005, China adopted a managed floating exchange rate regime based on market demand and supply with reference to a basket of currencies.  The exchange rate of the US dollar against the RMB was adjusted from approximately RMB 8.28 per U.S. dollar to approximately RMB 8.11 per U.S. dollar on July 21, 2005.  Since then, the PBOC administers and regulates the exchange rate of the U.S. dollar against the RMB taking into account demand and supply of RMB, as well as domestic and foreign economic and financial conditions.

Unless otherwise noted, the rate presented below per U.S. $1.00 was the noon buying rate for RMB in New York City as reported by the Federal Reserve Bank of New York on the date of its consolidated balance sheets through December 31, 2008 and the interbank rate as quoted by OANDA Corporation (www.oanda.com) as of January 1, 2009 and forward contained in its consolidated financial statements.  Management believes that the difference between RMB vs. U.S. dollar exchange rate quoted by the PBOC and RMB vs. U.S. dollar exchange rate reported by OANDA Corporation or the Federal Reserve Bank of New York were immaterial.  Translations do not imply that the RMB amounts actually represent, or have been or could be converted into, equivalent amounts in U.S. dollars.  Translation of amounts from RMB into U.S. dollar has been made at the following exchange rates for the respective periods:

	June 30, 2010	December 31, 2009	June 30, 2009	December 31, 2008

Balance sheet	6.8086	6.8372	6.8448	6.8225

Statement of income and comprehensive income	6.8347		6.8432

Net gains and losses resulting from foreign exchange transactions, if any, are included in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).  The foreign currency translation gain (loss) was $103,048 and $(58,401) and the effect of exchange rate changes on cash flows were $17,901 and $260 for the six months ended June 30, 2010 and 2009, respectively.

China Armco Metals, Inc. and Subsidiaries
June 30, 2010 and 2009
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

The following table shows the weighted-average number of potentially outstanding dilutive shares excluded from the diluted net loss per share calculation for the interim period ended June 30, 2010 and 2009 as they were anti-dilutive:

	Weighted average number of potentially outstanding dilutive shares
	For the Interim Period Ended June 30, 2010	For the Interim Period Ended June 30, 2009

Stock options issued on June 27, 2008 in connection with the acquisition of Armco Hong Kong	-	2,000,000

Warrants issued on August 1, 2008 in connection with the Company’s August 1, 2008 equity financing inclusive non-derivative warrants to purchase 1,031,715 shares and derivative warrants to purchase 186,306 shares at $5.00 per share	1,218,021	2,723,913

Warrants issued on April 20, 2010 in connection with the Company’s April 20, 2010 equity financing inclusive warrants to purchase 1,538,464 shares to the investors and warrants to purchase 76,923 shares to the placement agent at $7.50 per share	1,615,387	-

Total potentially outstanding dilutive shares	2,833,408	4,723,913

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
June 30, 2010 and 2009
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

Subsequent events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements are issued.  Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recently issued accounting pronouncements

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-01 “Equity Topic 505 – Accounting for Distributions to Shareholders with Components of Stock and Cash”, which clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share (“EPS”)).  Those distributions should be accounted for and included in EPS calculations in accordance with paragraphs 480-10-25-14 and 260-10-45-45 through 45-47 of the FASB Accounting Standards codification.  The amendments in this Update also provide a technical correction to the Accounting Standards Codification.  The correction moves guidance that was previously included in the Overview and Background Section to the definition of a stock dividend in the Master Glossary.  That guidance indicates that a stock dividend takes nothing from the property of the corporation and adds nothing to the interests of the stockholders.  It also indicates that the proportional interest of each shareholder remains the same, and is a key factor to consider in determining whether a distribution is a stock dividend. The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.

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

China Armco Metals, Inc. and Subsidiaries
June 30, 2010 and 2009
Notes to the Consolidated Financial Statements
(Unaudited)

If a decrease in ownership occurs in a subsidiary that is not a business or nonprofit activity, an entity first needs to consider whether the substance of the transaction causing the decrease in ownership is addressed in other U.S. GAAP, such as transfers of financial assets, revenue recognition, exchanges of nonmonetary assets, sales of in substance real estate, or conveyances of oil and gas mineral rights, and apply that guidance as applicable. If no other guidance exists, an entity should apply the guidance in Subtopic 810-10.  The amendments in this Update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements”, which provides amendments to Subtopic 820-10 that require new disclosures as follows:

1.
Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.

2.
Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).

This Update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows:

1.
Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities.

2.
Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.

This Update also includes conforming amendments to the guidance on employers' disclosures about postretirement benefit plan assets (Subtopic 715-20). The conforming amendments to Subtopic 715-20 change the terminology from major categories of assets to classes of assets and provide a cross reference to the guidance in Subtopic 820-10 on how to determine appropriate classes to present fair value disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

In February 2010, the FASB issued the FASB Accounting Standards Update No. 2010-09 “Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements”, which provides amendments to Subtopic 855-10 as follows:

1.
An entity that either (a) is an SEC filer or(b) is a conduit bond obligor for conduit debt securities that are traded in a public market (a domestic or foreign stock exchange or an over-the-counter market, including local or regional markets) is required to evaluate subsequent events through the date that the financial statements are issued. If an entity meets neither of those criteria, then it should evaluate subsequent events through the date the financial statements are available to be issued.

2.
An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements.

3.
The scope of the reissuance disclosure requirements is refined to include revised financial statements only. The term revised financial statements is added to the glossary of Topic 855. Revised financial statements include financial statements revised either as a result of correction of an error or retrospective application of U.S. generally accepted accounting principles.

All of the amendments in this Update are effective upon issuance of the final Update, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010.

China Armco Metals, Inc. and Subsidiaries
June 30, 2010 and 2009
Notes to the Consolidated Financial Statements
(Unaudited)

In April 2010, the FASB issued the FASB Accounting Standards Update No. 2010-17 “Revenue Recognition — Milestone Method (Topic 605) Milestone Method of Revenue Recognition”, which provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive.

Determining whether a milestone is substantive is a matter of judgment made at the inception of the arrangement. The following criteria must be met for a milestone to be considered substantive. The consideration earned by achieving the milestone should:

1.	Be commensurate with either of the following:
a.	The vendor's performance to achieve the milestone
b.	The enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor's performance to achieve the milestone
2.	Relate solely to past performance
3.	Be reasonable relative to all deliverables and payment terms in the arrangement.

A milestone should be considered substantive in its entirety. An individual milestone may not be bifurcated. An arrangement may include more than one milestone, and each milestone should be evaluated separately to determine whether the milestone is substantive. Accordingly, an arrangement may contain both substantive and nonsubstantive milestones.

A vendor's decision to use the milestone method of revenue recognition for transactions within the scope of the amendments in this Update is a policy election. Other proportional revenue recognition methods also may be applied as long as the application of those other methods does not result in the recognition of consideration in its entirety in the period the milestone is achieved.

A vendor that is affected by the amendments in this Update is required to provide all of the following disclosures:

1.	A description of the overall arrangement
2.	A description of each milestone and related contingent consideration
3.	A determination of whether each milestone is considered substantive
4.	The factors that the entity considered in determining whether the milestone or milestones are substantive
5.	The amount of consideration recognized during the period for the milestone or milestones.

The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity's fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. Additionally, a vendor electing early adoption should disclose the following information at a minimum for all previously reported interim periods in the fiscal year of adoption:

1.	Revenue
2.	Income before income taxes
3.	Net income
4.	Earnings per share
5.	The effect of the change for the captions presented.

A vendor may elect, but is not required, to adopt the amendments in this Update retrospectively for all prior periods.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

China Armco Metals, Inc. and Subsidiaries
June 30, 2010 and 2009
Notes to the Consolidated Financial Statements
(Unaudited)

NOTE 3 – INVENTORIES

Inventories at June 30, 2010 and December 31, 2009 consisted of the following:

	June 30, 2010	December 31, 2009
Finished goods	$925,188	$496,149
Raw materials	2,888,189	-

	$3,813,377	$496,149

NOTE 4 – LOANS PAYABLE

Loans payable at March 31, 2010 and December 31, 2009, consisted of the following:

	June 30, 2010	December 31, 2009
Armco & Metawise

Loan payable to a financial institution, collateralized by certain of the Company’s inventory, guaranteed by the Company’s Chairman and Chief Executive Officer, with interest at 3.30% per annum payable monthly, with principal due and paid on February 4, 2010	$-	$12,277,218

Henan Armco

Loan payable to an individual, non-interest bearing, with principal due on demand	-	146,259
Loan payable to a financial institution, collateralized by certain of the Company’s inventory, with interest at 6.30% per annum payable monthly, with principal due and paid as of March 24, 2010.	-	4,598,081
	$-	$17,021,558

NOTE 5 – RELATED PARTY TRANSACTIONS

Advances from stockholder

Advances from stockholder at June 30, 2010 and December 31, 2009, consisted of the following:

	June 30, 2010	December 31, 2009
Advances from chairman, chief executive officer and stockholder	$375,194	$35,475

	$375,194	$35,475

The advances bear no interest and have no formal repayment terms.

Loan Guarantee

On June 11, 2010 the Company entered into a Guaranty Cooperation Agreement with Henan Chaoyang Steel Co., Ltd. (“Henan Chaoyang”) to provide unlimited joint guarantees to the Company’s subsidiary, Armet (Lianyungang) Renewable Resources Co., Ltd., for loans up to RMB 200,000,000 (approximately U.S. $29.4 million) for up to five (5) years.  The Company agreed to issue Henan Chaoyang 500,000 shares of its common stock valued at $1,940,000.  Mr. Heping Ma, a member of the Company’s Board of Directors, is the founder, Chairman and 85% owner of Henan Chaoyang.
See Note 8 – Commitments and Contingencies – Loan Guarantee.

China Armco Metals, Inc. and Subsidiaries
June 30, 2010 and 2009
Notes to the Consolidated Financial Statements
(Unaudited)

NOTE 6 - INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

(i) Warrants issued in 2008

Description of warrants

In connection with the four (4) rounds of private placements from July 25, 2008 through August 8, 2008 (the “2008 Unit Offering”), the Company issued (i) warrants for 2,486,649 shares to the investors and (ii) warrants for 242,264 shares to the brokers, or 2,728,913 shares in aggregate (“2008 Warrants”) with an exercise price of $5.00 per share and an expiration date of August 31, 2013, all of which have been earned upon issuance.  The fair value of 2008 warrants, estimated on the date of grant, was $5,097,404, which was originally recorded as additional paid-in capital, using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected option life (year)	5.00
Expected volatility	89.00%
Risk-free interest rate	3.23%
Dividend yield	0.00%

The remaining balance of the net proceeds of $1,523,277 has been assigned to Common stock.

Derivative analysis

The exercise price of 2008 warrants and the number of shares issuable upon exercise is subject to reset adjustment in the event of stock splits, stock dividends, recapitalization, most favored nation clause and similar corporate events.  Pursuant to the most favored nation provision of the 2008 Unit Offering, if the Company issues any common stock or securities other than the excepted issuances,  to any person or entity at a purchase or exercise price per share less than the share purchase price of the 2008 Unit Offering without the consent of the subscriber holding purchased shares, warrants or warrant shares of the 2008 Unit Offering, then the subscriber shall have the right to apply the lowest such purchase price or exercise price of the offering or sale of such new securities to the purchase price of the purchased shares then held by the subscriber (and, if necessary, the Company will issue additional shares), the reset adjustments are also referred to as full reset adjustments.

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

Valuation of derivative liability

The Company’s 2008 warrants do not trade in an active securities market, as such, the Company developed a lattice model that values the derivative liability of the warrants based on a probability weighted discounted cash flow model. This model is based on future projections of the various potential outcomes. The features that were analyzed and incorporated into the model included the exercise feature and the full ratchet reset.

The fair value of the 2008 warrants treated as derivatives were computed using the following assumptions:

	June 30, 2010	December 31, 2009	June 30, 2009	December 31, 2008

Expected option life (year)	3.00	3.50	4.00	4.50
Expected volatility	156%	169%	169%	172%
Risk-free interest rate	1.60%	2.61%	1.15%	1.72%
Dividend yield	0.00%	0.00%	0.00%	0.00%

China Armco Metals, Inc. and Subsidiaries
June 30, 2010 and 2009
Notes to the Consolidated Financial Statements
(Unaudited)

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

Extinguishment of derivative warrant liability

During the six months ended June 30,, 2010, certain holders of 2008 warrants to purchase 1,074,048 shares of its common stock reached agreements with the Company effective as of January 1, 2010, whereby the Company waived its right to offer or sell additional shares of its common stock below $5.00 per share in the future and the 2008 warrant holders waived their anti-dilution or commonly known as most favored nation clause, for which the Company reclassified $1,292,227 of the derivative warrant liability to additional paid-in capital.

Exercise of warrants

On January 30, 2009, the Company issued 5,000 shares of its common stock for cash at $5.00 per share and received a cash payment of $25,000 in connection with the exercise of the 2008 warrants for 5,000 shares with an exercise price of $5.00 per share by one (1) investor and 2008 warrants holder.

During the first quarter of 2010, the Company issued 1,324,346 shares of its common stock for cash at $5.00 per share and received cash of $6,621,730 in connection with the exercise of the warrants to purchase 1,324,346 shares with an exercise price of $5.00 per share to 50 2008 warrant holders.  In addition, the Company issued 78,217 shares of its common stock in connection with the exercise of the 2008 warrants to purchase 167,740 shares with an exercise price of $5.00 per share on a cashless basis to 13 2008 warrant holders.

During April 2010, four (4) 2008 warrant holders exercised their warrants to purchase 13,806 shares of Company common stock at an exercise price of $5.00 per share resulting in cash proceeds of $69,030 to the Company.

Warrants outstanding

1,218,021 common stock purchase warrants remained outstanding as of June 30, 2010.

(ii) Warrants issued in April 2010

Description of warrants

In connection with the sale of 1,538,464 shares of its common stock at $6.50 per share or $10,000,016 in gross proceeds to nine (9) accredited and institutional investors on April 20, 2010, the Company issued the five (5) year common stock purchase warrants to purchase an additional 1,538,464 shares of its common stock at $7.50 per share (“2010 Warrants”) exercisable commencing 181 days following the date of issuance.  At the closing of the private offering, the Company paid Rodman & Renshaw, LLC, a FINRA member firm that served as placement agent for the Company in the offering, (i) a fee of $500,000 as compensation for their services and (ii) five-year common stock purchase warrants to purchase 76,923 shares of its common stock at $7.50 per share exercisable commencing 181 days following the date of issuance, as well as a $15,000 non-accountable expense allowance to one of the nine (9) investors in the offering.

China Armco Metals, Inc. and Subsidiaries
June 30, 2010 and 2009
Notes to the Consolidated Financial Statements
(Unaudited)

Warrants valuation and related assumptions

        The 2010 warrants were valued with the following assumptions:

-           The underlying AMEX stock price $6.95 was used as the fair value of the common stock as of 4/20/10;
-           The China Armco Metal’s stock price would fluctuate with its projected volatility. The projected volatility curve for each valuation period was based on the historical volatility of 14 comparable companies in the metal/industrial metals industries:
-           At April 20, 2010 one (1) through five (5) years were 76%,134% ,155%, 167% and 182%, respectively.
-           The Holder would exercise the warrant at maturity if the stock price was above the exercise price.
-           Dilutive reset events projected to occur are based on no future projected capital needs;
-           The Holder would exercise the warrant as they become exercisable at target prices of $11.25 for the 2010 Offering, and lowering such target as the warrants approaches maturity.
-           1,615,387 warrants have been issued on 4/20/10.

The fair value of the 2010 warrants, estimated on the date of issuance, was $2,483,938.

Derivative analysis

The warrants issued as part of the 4/20/10 private placement were analyzed to determine appropriate treatment under ASC 815-40. The warrants meet the provisions of EITF 07-05 (ASC 815-40) for the warrants to be considered indexed to the Company’s own stock. In addition, the warrants meet all the criteria in EITF 00-19 (ASC 815-40) to be accounted for as equity.

Warrants outstanding

As of June 30, 2010, 2010 warrants to purchase 1,615,387 shares of its common stock remain outstanding.

(iii) Warrant activities

The table below summarizes the Company’s derivative warrant activities through June 30, 2010:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, December 31, 2008	2,728,913	$5.00	$5.00	$-	$-

Granted	-	-	-	-	-
Canceled	-	-	-	-	-
Exercised	(5,000)	5.00	5.00		-
Expired	-	-	-	-	-
Balance, December 31, 2009	2,723,913	$5.00	$5.00	$-	$-

Granted	1,615,387	7.50	-	2,483,938	-
Canceled for cashless exercise	(89,523)	- -	-	-	-

Exercised (Cashless)	(78,217)	-	-	-	-
Exercised	(1,338,152)	5.00	5.00	-	-
Expired	-	-	-	-	-
Balance, June 30, 2010	2,833,408	$6.43	$4.14	$-	$-

Earned and exercisable, June 30, 2010	2,833,408	$6.43	$4.14	$-	$-

Unvested, June 30, 2010	-	$-	$-	$-	$-

China Armco Metals, Inc. and Subsidiaries
June 30, 2010 and 2009
Notes to the Consolidated Financial Statements
(Unaudited)

The following table summarizes information concerning outstanding and exercisable warrants as of March 31, 2010:

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$5.00	1,218,021	3.00	$5.00	1,218,021	3.00	$5.00

$7.50	1,615,387	5.00	$7.50	1,615,387	5.00	$7.50

	2,833,408	4.14	$6.43	2,833,408	4.14	$6.43

NOTE 7 – STOCKHOLDERS’ EQUITY

Sale of common stock

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

China Armco Metals, Inc. and Subsidiaries
June 30, 2010 and 2009
Notes to the Consolidated Financial Statements
(Unaudited)

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

On April 14, 2010, Mr. Kexuan Yao purchased stock options to purchase 2,000,000 shares of the Company’s common stock at $5.00 per share, which were originally granted to and owned by Ms. Feng Gao on June 27, 2008 pursuant to a share purchase agreement to consummate the reverse merger capital transaction with Armco & Metawise (H.K) Limited.  In addition, on April 14, 2010 and June 25, 2010, Mr. Yao exercised part of the options and purchased 1,000,000 and 400,000 shares of the Company’s common stock at $5.00 per share resulting in net proceeds of $5,000,000 and $2,000,000 to the Company, respectively. The balance of the stock options to purchase the remaining 600,000 common shares expired at June 30, 2010.

The table below summarizes the Company’s stock option activities through June 30, 2010:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Grant	Aggregate Intrinsic Value

Balance, December 31, 2008	2,000,000	$5.00	$5.00	*	$-

Granted	-	-	-		-
Canceled	-	-	-		-
Exercised	-	-	-		-
Expired	-	-	-		-
Balance, December 31, 2009	2,000,000	$5.00	$5.00	*	$-

Granted	-	-	-		-
Canceled	-	-	-		-
Exercised	(1,400,000)	5.00	5.00		-
Expired	(600,000)	-	-		-
Balance, June 30, 2010	-	$5.00	$5.00	*	$-

Vested and exercisable, June 30, 2010	-	$5.00	$5.00	*	$-

Unvested, June 30, 2010	-	$5.00	$5.00	*	$-

* - Less than $1.00

China Armco Metals, Inc. and Subsidiaries
June 30, 2010 and 2009
Notes to the Consolidated Financial Statements
(Unaudited)

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

The purpose of the 2009 Stock Incentive Plan is to advance the interests of the Company’s company by providing an incentive to attract, retain and motivate highly qualified and competent persons who are important to us and upon whose efforts and judgment the success of the company is largely dependent. Grants to be made under the Plan will be limited to the Company’s employees, including employees of the Company’s subsidiaries, the Company’s directors and consultants to the Company. The recipient of any grant under the Plan, and the amount and terms of a specific grant, will be determined by the board of directors.

Should any option granted or stock awarded under the Plan expire or become unexercisable for any reason without having been exercised in full or fail to vest, the shares subject to the portion of the option not so exercised or lapsed will become available for subsequent stock or option grants.

On October 26, 2009, the Company awarded 200,000 shares of its restricted common stock, par value $.001 per share, pursuant to the 2009 Stock Incentive Plan, to Kexuan Yao, the Company’s Chief Executive Officer and 6,250 shares of its restricted common stock to Mr. William Thomson in conjunction with his appointment to the Company's board of directors.  The shares awarded to Mr. Yao will vest 66,667 shares on December 15, 2010, 66,667 shares on December 15, 2011 and 66,666 shares on December 15, 2012.

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

The fair value of the common shares awarded under 2009 Stock Incentive Plan were valued at $676,500 using the close stock price of $3.28 per share as reported by the NASDAQ on October 26, 2009, the date of grant.  For the interim period ended June 30, 2010, the Company recognized $53,125 in stock-based compensation for common shares awarded under 2009 Stock Incentive Plan.

The table below summarizes the Company’s 2009 Stock Incentive Plan activities as of June 30, 2010:

	Number of shares	Fair Value at Date of Grant

Balance, December 31, 2008

Granted	206,250	$676,500
Canceled	-	-
Balance, December 31, 2009	206,250	$676,500

Granted	-	-
Canceled	-	-
Balance, June 30, 2010	206,250	$676,500

Vested, June 30, 2010	53,125	119,580

Unvested, June 30, 2010	153,125	$556,920

China Armco Metals, Inc. and Subsidiaries
June 30, 2010 and 2009
Notes to the Consolidated Financial Statements
(Unaudited)

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Uncommitted trade credit facilities

The Company entered into uncommitted trade credit facilities with certain financial institutions.  Substantially all of the uncommitted trade credit facilities were guaranteed by Mr. Yao, the Company’s chairman, Chief Executive Officer and principal stockholder.  The uncommitted trade credit facilities at June 30, 2010 were as follows:

	Date of Expiration	Total Facilities	Facilities Used	Facilities Available
Armco & Metawise:
DBS (Hong Kong) Limited(1)	August 6, 2011	$12,000,000	$8,867,000	$3,313,000
ING Bank, N.V. Hong Kong Branch	December 7, 2010	15,000,000	8,386,000	6,614,000

Henan Armco:
Guangdong Development Bank, Zhengzhou Branch	May 18, 2011	5,800,000	-	5,800,000
China CITIC Bank, Zhengzhou Branch	March 16, 2011	7,300,000	4,826,612	2,473,388

Armet:
Bank of Communications, Lianyungang Branch	June 18, 2011	9,500,000	-	9,500,000

		$49,600,000	$22,079,612	$27,520,388

(1)
DBS (Hong Kong) Limited orally agreed to extend the expiration date for this trade credit facility at June 30, 2010 and on August 6, 2010 we renewed this facility as discussed in Note 11 – Subsequent Events.

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

Our wholly owned subsidiary, Armco & Metawise (H.K.) Limited, obtained a $15,000,000 line of credit from ING Bank Hong Kong Branch on December 8, 2009 for letters of credit issued to finance the purchase of metal ore which we resell.  The letters of credit require us to pledge cash equal to 5% of the letter of credit, subject to increase by the lender in the event of price fluctuations and market demand during the period of time that the letter of credit remains open.  At December 31, 2009, we had $0 in borrowings or commitments under this line of credit.  We pay interest on issued letters of credit at the rate of 250 basis points per annum plus the lender’s cost of funds plus an export bill collection commission equal to 1/4% of the first $50,000 and 1/16% of the balance.  Amounts advanced under this line of credit are repaid from the proceeds on the sale of metal ore upon completion of the sale.  This facility matures on December 31, 2010.

China Armco Metals, Inc. and Subsidiaries
June 30, 2010 and 2009
Notes to the Consolidated Financial Statements
(Unaudited)

Our wholly owned subsidiary, Henan Armco & Metawise Trading Co., Ltd. obtained a RMB 50.0 million (equivalent to approximately U.S. $7,300,000) line of credit from China CITIC Bank, Zhengzhou Branch, on March 16, 2010 for issuance of letters of credit to finance the purchase of metal ore and scrap metal. The letters of credit require us to pledge cash equal to 20% of the letter of credit for letters of credit at sight, or 30% for long-term letters of credit. Long term letters of credit are limited to no more than 90 days. Interest rate is variable depending on the LIBOR and the lender’s cost of funds at the time when a letter of credit is issued. The facility is guaranteed by our wholly owned subsidiary Armet (Lianyungang) Renewable Resources Co. Ltd. and Mr. Kexuan Yao, our Chairman and Chief Executive Officer. At June 30, 2010, we had $4,826,612 in commitments under this line of credit. This line of credit matures on March 16, 2011.

Our wholly owned subsidiary, Armet (Lianyungang) Renewable Resources Co., Ltd. obtained a RMB 65.0 million (equivalent to approximately U.S. $9,500,000) line of credit from Bank of Communications, Lianyungang Branch, on June 18, 2010 for issuance of commercial letters of credit in connection with our purchase of scrap metal. The letters of credit require us to pledge cash equal to 20% of the letter of credit for letters of credit at sight, or 30% for other domestic letters of credit and for extended domestic letters of credit a pledge of inventory equal to 60% of the letter of credit. The facility is guaranteed by Arment Lianyungang inventories and Mr. Kexuan Yao, our Chairman and Chief Executive Officer. At June 30, 2010, we had $0 in borrowings or commitments under this line of credit. This line of credit matures on June 18, 2011.

We were in compliance with all applicable covenants under these trade credit facilities for the period ended June 30, 2010

Line of credit facility

Armet entered into a line of credit facility (“Line of Credit”) in the amount of RMB70 million (equivalent to $10,281,115 at June 30, 2010) with a financial institution on September 4, 2009, expiring September 3, 2012, which can be drawn in the form of long-term debt or a bank acceptance payable.  The line of credit facility was collateralized by Armet’s building, equipment and land use right, RMB55 million (equivalent to $8,079,019) has been drawn in the form of long-term debt with RMB15 million (equivalent to $2,202,096) line of credit available as of June 30, 2010.

Loan Guarantee

On June 11, 2010 China Armco Metals, Inc. entered into a Guaranty Cooperation Agreement with Henan Chaoyang Steel Co., Ltd. (“Henan Chaoyang”), a related party, in order to provide additional liquidity to meet anticipated capital requirements to fuel the expected growth of the recently launched scrap metal recycling facility and the expansion of our metal ore trading business in the coming years.  Under the terms of this guaranty, Henan Chaoyang agreed to provide unlimited joint guarantees to its subsidiary, Armet (Lianyungang) Renewable Resources Co., Ltd., for up to five (5) years for the following bank and credit lines:

•	Bank of China Lianyungang Branch’s project loan in the amount of RMB 90 million (approximately $13.2 million) which was guaranteed in 2009,
•	Bank of Communications Lianyungang Branch loan in the amount of RMB 50 million (approximately $7.3 million) which was approved on June 10, 2010 and is in the process of closing,
•	Bank of Jiangsu loan in the amount of RMB 30 million (approximately $4.4 million) which is pending lender approval, and
•	Bank of China’s additional loan for working capital of RMB 130 million (approximately $19.0 million) which is pending lender approval.

Under the terms of the Guaranty Cooperation Agreement, the guaranteed amount will not exceed the total amount of all credit lines.  The term of the guarantee is for five (5) years and the Company has the right to request the guarantor to renew the guarantees for loan terms which are less than five (5) years.

The Company has the right to apply to other banks for credit lines at the same or lesser amounts if the pending applications are not approved, but we require the consent of Henan Chaoyang to apply to other banks for credit lines.

China Armco Metals, Inc. and Subsidiaries
June 30, 2010 and 2009
Notes to the Consolidated Financial Statements
(Unaudited)

Mr. Heping Ma, a member of the Board of Directors, is the founder, Chairman and 85% owner of Henan Chaoyang. As consideration for the guaranty, the Company will issue Henan Chaoyang 500,000 shares of its common stock valued at $1,940,000.  The amount of consideration is for the ability to utilize the guarantee and is not contingent on approval of any of the loans that are covered under the guarantee.

This transaction was approved by the members of our Board who are independent in the matter in accordance with our Related Persons Transaction Policy, however the shares have not been issued as it is subject to stockholders’ approval per NYSE Amex Company Guide. For accounting purpose, the Company accrued $31,583 as accrued expenses and loan guarantee cost for the period from June 11, 2010 through June 30, 2010.

This transaction was approved by the members of our Board who are independent in the matter in accordance with our Related Persons Transaction Policy, however the Company and Henan Chaoyang are in discussions to amend the agreement with respect to the issuance of shares in order to comply with NYSE Amex rules which require shareholder approval of stock option and equity compensation plans. The Company accrued $31,583 as accrued expenses and loan guarantee cost for the period from June 11, 2010 through June 30, 2010.

NOTE 9 – CONCENTRATIONS AND CREDIT RISK

Customers and Credit Concentrations

Customer concentrations for the six months ended June 30, 2010 and 2009 and credit concentrations at June 30, 2010 and 2009 are as follows:

	Net Sales for the Six Months Ended		Accounts Receivable at
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Customer #206010 Lianyungang Jiaxin	32.1%	-%	61.0%	%
Customer #206013 Tianjin Tianxin	-%	34.8%	-%	-%
Customer #206038 Yuanhai	-%	12.7%	-%	-%
Customer #206039 Longfengshan	-%	21.2%	-%	-%
Customer #122007 QingDao HuaQing	-%	-%	-%	88.3%
Customer #113102 Taicangtaike	14.7%	-%	36.6%	-%
Customer #122023 Granton	10.4%	-%	-%	-%
Customer #206013 Hanzhong Yinlong	-%	-%	-%	11.0%
Customer #122025 Citic Metal	10.2%	-%	-%	-%
	67.4%	68.7%	97.6%	99.3%

China Armco Metals, Inc. and Subsidiaries
June 30, 2010 and 2009
Notes to the Consolidated Financial Statements
(Unaudited)

A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition.

Vendor Concentrations

Vendor purchase concentrations for the interim periods ended June 30, 2010 and 2009 and accounts payable concentration at June 30, 2010 and 2009 are as follows:

	Net Purchases for the Six Months Ended		Accounts Payable at
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Vendor #126010 ZhongJi NingBo	-%	-%	-%	34.5%
Vendor #126011 Tianjinxinglei	-%	-%	-%	20.4%
Vendor #126024 SMS Group	-%	12.2%	-%	-%
Vendor #126025 Qingdaoxinxing	-%	24.2%	-%	-%
Vendor #126023 Nanfangjiancai	-%	13.7%	-%	-%
Vendor #302006 Anhuihuatai	27.8%	-%	46.1%	-%
Vendor #121015 Suizhou Huiyang	13.4%	-%	43.4%	-%
Vendor #204006 Beston Holdings	-%	-%	-%	18.7%
Vendor #204014 Mineracal	-%	32.6%	-%	25.4%
Vendor #204033 Oversea	26.0%	-%	-%	-%
Vendor #206010 Jiaxin	-%	15.7%	%	-%
	67.2%	98.4%	89.5%	99.0%

Significant business party

The Company sells to and purchases from a significant business party (“Significant Business Party”) ferrous and non-ferrous ores and metals.  A reduction in sales from or loss of the Significant Business Party would have a material adverse effect on the Company’s results of operations and financial condition.

Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents.  As of June 30, 2010, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, none of which are insured.  However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

Foreign currency risk

The Company is exposed to fluctuations in foreign currencies for transactions denominated in currencies other than RMB, the functional currency due to the fact the majority of the Company’s purchasing activities are transacted in foreign currencies.  The Company had no foreign currency hedges in place at June 30, 2010 to reduce such exposure.

China Armco Metals, Inc. and Subsidiaries
June 30, 2010 and 2009
Notes to the Consolidated Financial Statements
(Unaudited)

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

As of June 30, 2010, the Company had no Statutory Surplus Reserve and the Statutory Common Welfare Fund established and segregated in retained earnings.

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued. The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

On July 23, 2010 our wholly owned subsidiary, Armco & Metawise (H.K.) Limited, renewed its uncommitted Trade Finance Facility with RZB Austria Finance (Hong Kong) Limited and increased the availability under this facility from $10 million to $15.0 million for issuance of commercial letters of credit in connection with our purchase of metal ore.  As of the filing date of this report, we had no borrowings or commitments under this credit facility. We pay interest on issued letters of credit at the rate of 250 basis points per annum plus the lender’s cost of funds before letter of credit acceptance and 200 basis points per annum after acceptance in addition to nominal fees upon issuance of the letter of credit.  Amounts advanced under this facility are repaid from the proceeds on the sale of metal ore upon completion of the sale.  This facility matures on July 23, 2011.  The lender may, however, terminate the facility at anytime or at its sole discretion upon the occurrence of any event which causes a material market disruption in respect of unusual movement in the level of funding costs to the lender or the unusual loss of liquidity in the funding market. The lender has the sole discretion to decide whether or not such event has occurred.  The facility is secured by restricted cash deposits held by Raiffeisen Zentralbank Oesterreich AG Beijing Branch, the personal guarantee of Mr. Kexuan Yao and a security interest in the contract for the purchase of the ore for which the letter of credit has been issued and the contract for the sale of the ore.  We were in compliance with all applicable covenants under this facility from the date of renewal to the filing date of this report.

On August 6, 2010, our wholly owned subsidiary, Armco & Metawise (H.K.) Limited, renewed its Banking Facilities Agreement with DBS Bank (Hong Kong) Limited and increased the availability under this facility from $15 million to $20  million for issuance of commercial letters of credit in connection with our purchase of metal ore.  As of the filing date of the report, we had approximately $8.4 million commitments under this credit facility.  We pay interest on issued letters of credit at the rate of 2.75% per annum over LIBOR or DBS Bank’s cost of funds plus an export bill collection commission equal to 1/8% of the first $50,000 and 1/16% of the balance and an opening commission of 1/4% on the first $50,000 and 1/16% of the balance.  Amounts advanced under this facility are repaid from the proceeds on the sale of metal ore upon completion of the sale.  This facility matures on August 6, 2011.  The lender may, however, terminate the facility at anytime in its sole discretion. The facility is secured by the borrowers restricted cash deposit in the minimum amount of 5% of the letter of credit amount, our guarantee, the guarantee of Mr. Kexuan Yao and a security interest in the contract for the purchase of the ore for which the letter of credit has been issued and the contract for the sale of the ore.  We were in compliance with all applicable covenants under this facility from the date of renewal to the filing date of this report.

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

We are on a calendar year; as such the three month period ended June 30, 2010 is referred to as our “second quarter” and the six month period ended June 30, 2010 is referred to as the “first six months of fiscal 2010. The past year ended December 31, 2009 is referred to as “2009”, the current year ending December 31, 2010 is referred to as “2010”, and the coming year ending December 31, 2011 is referred to as “2011”.

The unaudited interim financial statements furnished in this report reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2009 and notes thereto contained in our Annual Report on Form 10-K filed with the SEC on March 31, 2010.

OVERVIEW OF OUR PERFORMANCE AND OPERATIONS

Our Business and Recent Developments

We import, sell and distribute to the metal refinery industry in the PRC a variety of metal ore which includes iron, chrome, nickel, copper and manganese ore as well as non-ferrous metals, and coal.  We obtain these raw materials from global suppliers in Brazil, India, Oman, Turkey, Nigeria, Indonesia, and the Philippines and distribute them in the PRC.  We also recycle scrap metal used by steel mills in the production of recycled steel.

Domestic steel production in the PRC has rebounded during the second half of 2009 and the first quarter of 2010 in response to Chinese government economic stimulus program and as signs of recovery from the global economic slowdown have allowed our customers to begin to ramp-up operations to pre-economic-slowdown levels. Consequently, we witnessed a quick surge of the prices of a variety of metal ores during the first three months of the second quarter. However, the price surge of metal ore lost momentum in late April 2010, when the Chinese government put into effect measures to restrain the real estate industry from overheating.  These restraints led to the decline of steel demand midway through the second quarter of 2010. Consequently, we experienced a significant decline in metal ore sales across the board, especially chromium ore. The demand and price declines resulted in a significant slowing in our trading business and while overall revenue in the second quarter of 2010 improved sequentially from the first quarter of 2010 it decreased as compared to the second quarter of 2009.

We believe scrap metal recycling will become a strong growth driver for our company as natural resources continue to be depleted and larger amounts of unprocessed scrap metal become available as a result of increases in consumer demand for products made from steel that eventually are recycled.  The scrap metal recycling facility in the Banqiao Industrial Zone of Lianyungang Economic Development Zone in the Jiangsu province of the PRC became operational in the second quarter of 2010. This facility is capable of recycling automobiles, machinery, building materials, dismantled ships and various other scrap metals.  We will sell and distribute the recycled scrap metal to the metal refinery industry in the PRC utilizing our existing network of metal ore customers.

We have invested a total of approximately $$32.3 million to acquire land use rights, construction and equipment purchases for the first phase of our scrap metal recycling facility. These capital expenditures were derived from a portion of the net proceeds from our sale of securities and debt and vendor financing. During the second quarter, we shipped approximately 10,500 metric tons of scrap metal processed in our recycling facility.  In addition, we have taken advantage of current low prices of raw scrap metal to build up sufficient inventory of raw materials for our anticipated production in the third and fourth quarters of 2010.

In June 2010 we purchased an additional nine cutting machines for a total of approximately $138,000 to expand the scrap metal processing capacity at our recycling facility from approximately 800,000 metric tons per year to approximately 850,000 metric tons per year.

During the second quarter of 2010, we built on our significant achievements from the prior year in our continuing efforts to secure financing for our business.  We maintain six bank facilities which provide for the issuance of commercial letters of credit in the aggregate amount of $49.0 million with availability of $27.5 million at June 30, 2010. After our common stock began trading on the NYSE Amex on February 10, 2010 under the ticker symbol "CNAM", investors exercised warrants to purchase 1,338,152 shares of our common stock at an exercise price of $5.00 per share resulting in proceeds to us of $6,690,760. Also, on April 14, 2010, Mr. Kexuan Yao, our chairman and chief executive officer exercised an option to purchase 1,000,000 shares of our common stock at an exercise price of $5.00 per share resulting in $5,000,000 proceeds to us. On June 30, 2010, Mr. Yao exercised an option to purchase 400,000 shares of our common stock at an exercise price of $5.00 per share resulting in $2,000,000 proceeds to the Company.

Further, on April 20, 2010 we sold to nine accredited and institutional investors 1,538,464 shares of our common stock for $6.50 per share and five year warrants to purchase an additional 1,538,464 shares of our common stock at an exercise price of $7.50 per share resulting in net proceeds to us of $10,000,016.

Acquisition of 19.9% ownership of Apollo Minerals

On June 8, 2010, we acquired a 19.9% stake in Apollo Minerals Limited (“Apollo Minerals”) for approximately US $3.6 million in cash. In addition, Apollo Minerals will issue to us, subject to shareholder approval, five year options to purchase an additional 5 million shares of common stock at A$0.25 per share, half of which will vest on the first anniversary of issuance with the balance vesting on the second anniversary of issuance. Apollo Minerals has the rights to mine an iron ore deposit on Mount Oscar in Australia and mining rights for iron ore, gold and copper in the Gawler Craton region of South Australia at Commonwealth Hill. As part of our investment, Apollo Minerals has also agreed to give us the rights to purchase no less than 15% of the iron ore production from its mine at Mount Oscar at market rates.  See "Note 2 – Summary of Significant Accounting Policies – Marketable Securities" to the unaudited consolidated financial statements included in this report.

Our Performance

For the three and six months ended June 30, 2010, our net revenues decreased approximately 25% and 8%, respectively, over the comparable periods in 2009. Our gross profit margin decreased for the three and six months ended June 30, 2010 to 1% and 3%, respectively compared to 18% and 17% during the three and six months ended June 30, 2009, respectively. The margin decrease was attributable to a declining price environment in metal ores coupled with a business mix consisting of fewer long term delivery contracts.  We incurred a net loss of $0.3 million and $0.2 million for the three and six months ended June 30, 2010, respectively. Whereas our net income totaled $3.2 million and $3.5 million for the three and six months ended June 30, 2009, respectively.

Our Outlook

While our performance during the second quarter of 2010 showed decreased sales with a lower gross margin in comparison to the same period in 2009, we believe the investments in diversifying our revenue base through the start of our recycling operations will enable us to substantially improve our overall performance in the second half of 2010 and into 2011.   Additionally, we believe our efforts to obtain consistent supply sources through our investment in Apollo Minerals and efforts in Brazil will help us to attain better gross margins in metals trading in the coming years.

For our metals ore trading we witnessed the price surge of metal ores that began in early 2009 lose momentum early in the second quarter of 2010 with the Chinese government’s measures to restrain the real estate industry from overheating. Based on our current production and delivery schedules in metal recycling coupled with current quoting activity in our trading operations, we believe the intermediate and long term demand trends and prices for metal ore in China remains very favorable and will gradually improve over the remainder of 2010. We intend to continue our efforts to obtain consistent supply sources and secure longer term ore supply contracts with our customers. We believe these efforts will  allow us to be more opportunistic in the metals markets with an eye towards increasing our gross margins.

We believe our scrap metal recycling products represent the area where we will see consistent acceleration in revenue and profit in the second half of 2010 and into 2011.  In the second quarter we began delivery of processed scrap metal as we completed the first phase of our recycling facility in Lianyungang. Further, we anticipate a steady ramp toward full production at this facility in the coming quarters.  We anticipate that our recycling operation will be the largest driver of revenue in 2010 and will remain so for the foreseeable future.  We intend to devote a significant amount of our resources toward these operations in the future and look to expand our recycling capabilities as needed and as opportunities arise. We anticipate that we ship a substantial portion of the processed recycled metal under our February 2010 contract with Jiangsu Lihuai Iron & Steel Co., Ltd.  as we finalize the delivery schedule, quantities and pricing for the third and fourth quarters of 2010.

Overall we believe our business is well positioned to grow substantially in the coming quarters with sufficient resources to support that growth.

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

RESULTS OF OPERATIONS

The table below summarizes the consolidated operating results for the three and six months ended June 30, 2010 and 2009.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2010		2009		2010		2009

Revenues	$16,999,602		$22,537,814		$25,576,172		$27,895,672
Cost of revenues	16,802,757	99%	18,415,683	82%	24,820,408	97%	23,262,918	83%
Gross profit	196,845	1%	4,122,131	18%	755,764	3%	4,632,754	17%

Total operating expenses	1,010,514	6%	671,063	3%	1,924,091	8%	1,004,997	4%
Operating (loss) income	(813,669)	(5)%	3,451,068	15%	(1,168,327)	(5)%	3,627,757	13%

Net Revenues

Net revenues for the three and six months ended June 30, 2010, totaled $17.0 million and $25.6 million, respectively, representing a decrease of $5.5 million and $2.3 million over the three and six months ended June 30, 2009, respectively. The decrease in revenues is largely due to a sharp decline in customer demand midway through the second quarter of 2010 as the Chinese government created measures to restrain the real estate industry from overheating. Consequently we experienced a significant decline in metal ore sales as purchasers curtailed orders in light of these policies, resulting in a $14.0 million reduction in sales of chromium ore and a $1.1 million decrease in sales of manganese ore, partially offset by a $5.7 million increase in sales of iron ore and a $3.9 million increase in sales of scrap steel. The decrease in net revenues for the six month period ended June 30, 2010 was primarily a result of a $12.0 million reduction in sales of chromium ore and a $2.6 million reduction in sales of manganese ore, partially offset by a $8.3 million increase in sales of iron ore and a $3.9 million increase in the sale of processed scrap metal due to a weaker demand and softer pricing in China as the Chinese government enacted fiscal policies in an effort to contain overheated economy. Despite the macroeconomic overhang we anticipate that these pressures to ease in the coming quarters and have already seen a marked pickup in activity from our customers.

Cost of Revenues

Cost of goods sold of $16.8 million decreased by $1.6 million, a gross profit margin of 1.2%, in the second quarter of fiscal 2010 compared to $18.4 million, a gross profit margin of 18.3%, in the same period in 2009.  Cost of goods sold of $24.8 million increased $1.6 million, a gross profit margin of 3.0%, in the first quarter of fiscal 2010 compared to $23.3 million, a gross profit margin of 16.6%, in the same period in 2009.  This profit margin decrease was primarily due to a change in the sales mix during the quarter with 79% of sales coming from lower margin iron ore, processed recycled metal (pellets) and manganese and the absence of a one-time sale of chromium ore with a 43% profit margin in the prior period.  Our profit margin in the sale of pellets were low primarily as a result of  higher operational costs associated with the recent launch of our recycling facility while it begins to ramp up production.

Total Operating Expenses

Operating expenses for the three and six months ended June 30, 2010 were $1.0 million and $1.9 million, representing increases of $0.3 million and $0.9 million, compared to the three and six months ended June 30, 2009, respectively.

For the three months ended June 30, 2010, the increase in operating expenses was primarily due to expanded business activities engaged by management at the US headquarters resulting in additional general and administrative expenses of $0.4 million, partially offset by reduced general and administrative expenses of $0.04 million at Armco.

For the six months ended June 30, 2010, the increase consists primarily of a $0.6 million increase in general and administrative expenses due increases in operational costs in our US corporate offices, stock based compensation and costs associated with additional staff and other operational expenses in our metal recycling operations and a $0.3 million increase in selling expenses which include port charges and selling commissions in our commodities trading business in our China operations related to an increase in sales in our China operations.

Other Income (expense)

Total other income for the three and six months ended June 30, 2010 were $0.4 million and $1.1 million, respectively. During the three and six months ended June 30, 2009, we had other expense of $0.2 million for both periods.

During the second quarter of 2010, we booked gain on the change in fair market value (FMV) of derivative liability of $0.4 million mainly due to decreased number of outstanding liability warrants and lower stock price at June 30, 2010 compared to March 31, 2010. Interest expenses during the three months ended June 30, 2010 decreased $0.1 million over the comparative period in 2009, mainly due to a repayment of borrowings in the second quarter.  Interest expenses of $0.3million related to the construction of our recycling facility where capitalized as provided for under ASC subtopic 835-20 Capitalization of Interest.

For the six months ended June 30, 2010, other income increased $1.3 million, compared to the same period in 2009, mainly due to a one-time gain from a vendor’s pricing adjustment of $0.96 million in the first quarter and an increase in gain on change of fair market value (FMV) of our long-term derivative liability of $0.2 million.

Income tax (benefit) expense

Income tax (benefit) expenses for the three and six months ended June 30, 2010 was $(0.01) million and $0.1 million, respectively. In the comparative periods in 2009, income tax benefit (expense) was not material. Our income tax benefit (expense) was derived from operational results at our Hong Kong subsidiary applying an effective tax rate of 16.5%.

Net income (loss)

For the three and six months ended June 30, 2010 our net loss amounted to $0.2 million and $0.2 million, respectively, whereas for the comparable periods in 2009, our net income totaled $3.3 million and $3.4 million, respectively. The decrease in net income was due to decreased revenues (down 25% and 8% for the three and six month periods, respectively) and gross margin (down 17 percentage points and 14 percentage points for the three and six month periods, respectively), coupled with increased operating expenses (up 51% and 91% for the three and six month periods, respectively), partially offset by increased other income.

Comprehensive Income (Loss)

During the three and six months ended June 30, 2010, our comprehensive loss amounted to $0.24 million and $0.06 million, compared to comprehensive income of $3.25 million and $3.36 million in the comparative periods in 2009. Comprehensive income (loss) consists of our net income and other comprehensive income, including foreign currency translation gain (loss).  The functional currency of four of our subsidiaries operating in the PRC is the Chinese Yuan or RMB. The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations.  As a result of these translations, we reported a foreign currency translation gain of $103,048 for the first six months of 2010 and a loss of $58,401 for same period in 2009. These non-cash losses and gains had the effect of decreasing our reported comprehensive income in both periods.

LIQUIDITY AND CAPITAL RESOURCES OF ARMCO AND ITS SUBSIDIARIES

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash. At June 30, 2010 our working capital was $15.0 million, as compared to $5.3 million at December 31, 2009. Our cash balance at June 30, 2010 totaled $3.2 million, an increase of $2.4 million as compared to $0.7 million at December 31, 2009.

Our principal future uses of funds are for working capital requirements, including purchases of metal ore and scrap metal. We have no material commitments for capital expenditures at June 30, 2010.

Although we have invested a total of $32.3 million as of June 30, 2010 for the acquisition of land use rights, construction and equipment purchases for the first phase of our scrap metal recycling facility in Lianyungang, China, we expect to expand the production capacity at this facility in the future and expect to build or acquire additional facilities in the future.  We have not set a timeframe for this expansion.

Also, we have not determined how we plan to finance this future expansion and unless we can obtain additional financing, we will be unable to complete construction of additional phases of our scrap metal recycling facility and the construction of additional facilities in the future. There is no assurance, however, that we will be successful in obtaining the additional financing that we require for additional phases or development or that such financing may not be on terms deemed to be desirable to our management. Furthermore, in the event we are successful, there is no assurance that such investment will result in enhanced operating performance.

We also need to fund future capital expenditures for our existing operations and debt service. We have historically financed our cash needs primarily through sales of our common stock and warrants, internally generated funds and debt financing. We collect cash from our customers based on our sales to them and their respective payment terms.

We believe our working capital is sufficient for our operations for at least the next 12 months.

We have a RMB 70 million (equivalent to $10.2 million at December 31, 2009) line of credit facility (“Line of Credit”) with the Bank of China that we entered into on September 3, 2009.  The proceeds from the Line of Credit are designated for property, plant and equipment expenditures related to our scrap metal recycling facility and is secured by these assets in addition to our land use right on which this facility was constructed.  The Line of Credit expires on September 3, 2012.  As of June 30, 2010, we drew $8.08 million of the Line of Credit.  Interest is paid quarterly with principal repayments of RMB 15 million (equivalent to U.S. $2.2 million) due on May 15, 2010, RMB 30 million (equivalent to U.S. $4.4 million) due on August 25, 2011, and the remaining principal drawn up to RMB 25 million (equivalent to U.S. $3.7 million) due on August 25, 2012.

We maintain six bank facilities which provide for the issuance of commercial letters of credit in the aggregate amount of $72.6 million with availability of $50.5 million at June 30, 2010. See ?癗ote 8 – Commitments and Contingencies - Uncommitted Trade Credit Facilities” to the unaudited consolidated financial statements included in this report.

The following table provides certain selected balance sheet comparisons as of June 30, 2010 and December 31, 2009.

	June 30, 2010	December 31, 2009	Increase / (Decrease)%

Cash	$3,165,154	$743,810	$2,421,344	326%
Pledged deposits	1,580,764	779169	801,595	103%
Accounts receivable, net	12,026,543	28,390,528	(16,363,985)	(58)%
Inventories, net	3,813,377	496,149	3,317,228	669%
Advance on purchases	5,106,360	3,903,782	1,202,578	31%
Prepaid value added taxes	1,342,876	-	1,342,876	N/A
Prepayments and other current assets	1,566,648	3,513,538	(1,946,890)	(55)%
Total current assets	32,258,703	37,826,976	(5,568,273)	(15)%

Loans Payable	-	17,021,558	(17,021,558)	(100)%
Current maturities of long-term debt	-	2,193,881	(2,193,881)	(100)%
Accounts payable	9,986,556	6,841,584	3,144,972	46%
Customer deposits	1,279,812	2,453,098	(1,173,286)	(48)%
Corporate income tax payable	1,716,452	1,990,277	(273,825)	(14)%
Value added tax and other taxes payable	54,587	1,312,455	(1,257,868)	(96)%
Total current liabilities	13,647,792	32,503,084	(18,855,292)	(58)%

A majority of our cash reserves, $2.98 million, or 94% at June 30, 2010, is held in the form of RMB held in bank accounts at financial institutions located in the PRC. Cash held in banks in the PRC is not insured. In 1996, the Chinese government introduced regulations which relaxed restrictions on the conversion of the RMB; however restrictions still remain, including but not limited to restrictions on foreign invested entities.  Foreign invested entities may only buy, sell or remit foreign currencies after providing valid commercial documents at only those banks authorized to conduct foreign exchanges.  Furthermore, the conversion of RMB for capital account items, including direct investments and loans, is subject to PRC government approval.  Chinese entities are required to establish and maintain separate foreign exchange accounts for capital account items.  We cannot be certain Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB, especially with respect to foreign exchange transactions.  Accordingly, cash on deposit in banks in the PRC is not readily deployable by us for purposes outside of China.

Our current assets at June 30, 2010 decreased $9.2 million, or 24%, from December 31, 2009, which reflected a decrease of $16.4 million in accounts receivable, a decrease of $2.0 million in prepayments and other current assets, partially offset by an increase of $3.3 million in inventories, $2.4 million in cash, $1.3 million in prepaid value added taxes, and $1.2 million in advance on purchases.

Our accounts receivable, net of allowance for doubtful accounts, decreased $16.4 million at June 30, 2010 from December 31, 2009, mainly due to collections of sales made near the end of prior year.

Our prepayments and other current assets decreased $2.0 million at June 30, 2010 compared to December 31, 2009 primarily due to receipt of invoice of machinery in the amount of $2.9 million in February 2010 and accordingly we reclassified the amount prepaid in prior year to construction in process – machinery. The effect was partially offset by increased prepayments and other current assets at Armco.

Inventories increased $3.3 million at June 30, 2010, compared to December 31, 2009, as a result of our strategy to build up a higher inventory level to take advantage of current lower prices of metal ore and scrap metals.

Advance on purchases and pledged deposits increased $1.2 million and $0.8 million, respectively, at June 30, 2010 compared to December 31, 2009, due to our commitments to build up our inventory.

At June 30, 2010, our total current liabilities decreased $18.9 million, or 58%, from December 31, 2009, which reflected a decrease in loans payable, current portion of long term debt, value added tax and other taxes payable and customer deposits, partially offset by an increase in accounts payable and advances from stockholder.

Loans payable under our letter of credit facilities decreased $17.0 million at June 30, 2010 compared to December 31, 2009 due to repayment of short-term borrowings in the first quarter of 2010. We used collections of accounts receivable to repay these short-term borrowings.

Current maturities of long-term debt decreased $2.2 million at June 30, 2010 compared to December 31, 2009 due to repayment made in the second quarter of 2010 to a line of credit secured from Bank of China. We used cash held with banks in China to satisfy this obligation.

Customer deposits decreased $1.2 million at June 30, 2010 compared to December 31, 2009 due to timing of customer orders and amounts that we require for deposits. We recognize customer deposit as revenue when the goods have been delivered and risk of the loss has transferred to the customer either at the port of origin or port of destination based on the shipping terms we agree to with our customer.

Accrued expenses and other current liabilities decreased $0.4 million at June 30, 2010 compared to December 31, 2009 due to timing difference of shipments of our payables. Accrued expenses consist of accrued expenses and other payables related to shipping fees.

Accounts payable increased $3.1 million at June 30, 2010 compared to December 31, 2009 primarily due to implementation of our strategy to take advantage of current lower prices of metal ore and scrap metal in anticipation of a price rebound in the second half of 2010.

Advances from stockholder increased $0.3 million at June 30, 2010 compared to December 31, 2009, as a result of advance from our Chairman and CEO, Mr. Kexuan Yao in the first quarter of 2010 for working capital purposes.

Statement of Cash Flows

For the first six months of 2010, our net increase in cash totaled $2.4 million, and was comprised of $12.1 million provided by operating activities and $5.4 million provided by financing activities, offset by $15.1 million used in investing activities.

For the first six months 2009, our net decrease in cash totaled $2.5 million, and was comprised of $12.0 million used in investing activities, and $7.5 million used in financing activities, offset by cash provided by operating activities of $17.1 million.

Cash flows from Operating Activities

For the first six months of 2010 cash provided by operations of $12.1 million was mainly comprised of a decrease in accounts receivable of $16.4 million, an increase in accounts payable of $3.1 million and a decrease of prepayments and other current assets of $2.7 million. These cash inflows were partially offset by an increase in inventory of $3.3 million, a decrease in taxes payable of $1.5 million, an increase in advance on purchases of $1.9 million and a decrease in customer deposits of $1.2 million.

For the first six months of 2009 cash provided by operations of $17.1 million was mainly comprised of our net income of $3.5 million, an increase in accounts payable of $8.9 million, a decrease in inventories of $3.2 million, and a decrease in advance on purchases of $1.1 million. These cash inflows were partially offset by a decrease in taxes payable of $0.56 million, an increase in prepayments and other assets of $0.3 million, and a decrease in customer deposits of $0.3 million.

Cash flows from Investing Activities

For the six months ended June 30, 2010 cash used in investing activities of $15.1 million was due to purchases of property and equipments of $10.6 million, investment in marketable securities of $3.7 million, and payment made toward pledged deposits of $0.8 million.

For the first six months of 2009 cash used in investing activities of $12.0 million was due to purchases of property and equipments of $8.2 million, deposits for future construction of $2.2 million, and payments made towards pledged deposits of $1.7 million.

Cash provided by Financing Activities

For the six months ended June 30, 2010 cash used in financing activities of $5.4 million was mainly due to sale of common stock and warrants of $9.1 million, proceeds from exercise of warrants and options of $13.7 million, and proceeds from long term loans of $1.5 million, partially offset by repayment of loans payable of $17.0 million, and repayment of long term debt of $2.2 million.

For the first six months of 2009 cash used in financing activities of $7.5 million was mainly due to repayments of loans payable of $2.9 million, and payments to related parties of $5.1 million. These cash outflows were partially offset by proceeds from the exercise of warrants of $0.4 million.

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

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This report contains forward-looking statements. The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will??and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. A list of factors that could cause our actual results of operations and financial condition to differ materially is set forth below, and these factors are discussed in greater detail under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009:

·	Continued global economic weakness is expected to reduce demand for our products.
·	Our ability to obtain sufficient capital to fund our planned expansion and construction of a scrap steel recycling facility.
·	Fluctuations in raw material prices may affect our operating results as we may not be able to pass on cost increases to customers.
·	Our ability to manage growth in operations to maximize our potential growth and achieve our expected revenues.
·	Our organic growth strategy, if unsuccessful, may result in a negative impact on our growth, financial condition, results of operations and cash flow.
·	Our ability to successfully complete construction of our proposed scrap steel recycling facility, or, even if constructed, our ability to operate the proposed recycling facility profitably.
·	Our ability to successfully implement our acquisition growth strategy and meet growth and revenue expectations.
·
The lack various legal protections in certain agreements to which we are a party and which are material to our operations which are customarily contained in similar contracts prepared in the United States.

·	Our dependence on our key management personnel.
·	Our inability to meet the accelerated filing and internal control reporting requirements imposed by the SEC.
·	The effect of changes resulting from the political and economic policies of the Chinese government on our assets and operations located in the PRC.
·
The influence of the Chinese government over the manner in which our Chinese subsidiaries must conduct our business activities, including the impact of governmental regulations associated with the Beijing Olympic games.

·	The impact on future inflation in China on economic activity in China.
·	The impact of any recurrence of severe acute respiratory syndrome, or SAR’s, or another widespread public health problem.
·	The limitation on our ability to receive and use our revenues effectively as a result of restrictions on currency exchange in China.
·	Our ability to enforce our rights due to policies regarding the regulation of foreign investments in China.
·
The restrictions imposed under recent regulations relating to offshore investment activities by Chinese residents and the increased administrative burden we face and the creation of regulatory uncertainties that may limit or adversely affect our ability to complete the business combination with our PRC based subsidiaries.

·	Our ability to comply with the United States Foreign Corrupt Practices Act which could subject us to penalties and other adverse consequences.
·	Our ability to establish adequate management, legal and financial controls in the PRC.
·	The provisions of our articles of incorporation and bylaws which may delay or prevent a takeover which may not be in the best interests of our shareholders.
·	Our controlling stockholders may take actions that conflict with your interests.

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

On April 14, 2010 and June 25, 2010, Mr. Yao exercised options to purchase 1,000,000 and 400,000 shares of our common stock at $5.00 per share resulting in net proceeds of $5,000,000 and $2,000,000 to us.

On May 7, 2009 we issued 7,000 shares of our common stock valued at $10,500 to Hayden Communications International, Inc. in connection with investor relations services provided to us.

These shares were issued in transactions exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

On July 23, 2010 our wholly owned subsidiary, Armco & Metawise (H.K.) Limited, renewed its uncommitted Trade Finance Facility with RZB Austria Finance (Hong Kong) Limited and increased the availability under this facility from $10 million to $15.0 million for issuance of commercial letters of credit in connection with our purchase of metal ore.  As of the filing date of this report, we had no borrowings or commitments under this credit facility. We pay interest on issued letters of credit at the rate of 250 basis points per annum plus the lender’s cost of funds before letter of credit acceptance and 200 basis points per annum after acceptance in addition to nominal fees upon issuance of the letter of credit.  Amounts advanced under this facility are repaid from the proceeds on the sale of metal ore upon completion of the sale.  This facility matures on July 23, 2011.  The lender may, however, terminate the facility at anytime or at its sole discretion upon the occurrence of any event which causes a material market disruption in respect of unusual movement in the level of funding costs to the lender or the unusual loss of liquidity in the funding market. The lender has the sole discretion to decide whether or not such event has occurred.  The facility is secured by restricted cash deposits held by Raiffeisen Zentralbank Oesterreich AG Beijing Branch, the personal guarantee of Mr. Kexuan Yao and a security interest in the contract for the purchase of the ore for which the letter of credit has been issued and the contract for the sale of the ore.  We were in compliance with all applicable covenants under this facility from the date of renewal to the filing date of this report.

On August 6, 2010, our wholly owned subsidiary, Armco & Metawise (H.K.) Limited, renewed its Banking Facilities Agreement with DBS Bank (Hong Kong) Limited and increased the availability under this facility from $15 million to $20  million for issuance of commercial letters of credit in connection with our purchase of metal ore.  As of the filing date of the report, we had approximately $8.4 million commitments under this credit facility.  We pay interest on issued letters of credit at the rate of 2.75% per annum over LIBOR or DBS Bank’s cost of funds plus an export bill collection commission equal to 1/8% of the first $50,000 and 1/16% of the balance and an opening commission of 1/4% on the first $50,000 and 1/16% of the balance.  Amounts advanced under this facility are repaid from the proceeds on the sale of metal ore upon completion of the sale.  This facility matures on August 6, 2011.  The lender may, however, terminate the facility at anytime in its sole discretion. The facility is secured by the borrowers restricted cash deposit in the minimum amount of 5% of the letter of credit amount, our guarantee, the guarantee of Mr. Kexuan Yao and a security interest in the contract for the purchase of the ore for which the letter of credit has been issued and the contract for the sale of the ore.  We were in compliance with all applicable covenants under this facility from the date of renewal to the filing date of this report.

Item 6.	Exhibits

No.	Description
10.20
Guaranty Cooperation Agreement dated June 11, 2010 between Henan Chaoyang Steel Co., Ltd. and China Armco Metals, Inc. (English translation) (Incorporated by reference to Exhibit 10.23 to the Registrant’s Current Report on Form 8-K filed on June 17, 2010).

10.21	Addendum dated August 12, 2010 to the Guaranty Cooperation Agreement dated June 11, 2010 between Henan Chaoyang Steel Co., Ltd. and China Armco Metals, Inc.*
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer *
32	Section 1350 Certification of Chief Executive Officer and the Chief Financial Officer *

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

China Armco Metals, Inc.

Date: August 13, 2010	By:	/s/ Kexuan Yao
Kexuan Yao
CEO and Chairman
(Principal executive officer)

Date: August 13, 2010	By:	/s/ Fengtao Wen
Fengtao Wen
Chief Financial Officer
(Principal financial and accounting officer)