Form 10-Q
period 2010-09-30
China Armco Metals, Inc.
filed 2010-11-15
CIK 1410711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010
or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________

Commission file number: 001 - 34631
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X]    No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ]    No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer (Do not check if smaller reporting company)	[ ]	Smaller reporting company	[X]
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes[  ]    No [X]
Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 15,180,286 shares of common stock are issued and outstanding as of November 8, 2010.

INDEX OF CERTAIN DEFINED TERMS USED IN THIS REPORT

When used in this report the terms:

–	“China Armco Metals”, “we”, “us??or “our” refers to China Armco Metals, Inc., a Nevada corporation, and our subsidiaries,

–	“Armco” or “Armco & Metawise” refers to Armco & Metawise (H.K), Ltd., a limited liability company established under the laws of Hong Kong.

–
“Armet” refers to Armet (Lianyungang) Renewable Resources Co., Ltd. (a/k/a Armet (Lianyungang) Scraps Co., Ltd.), a limited liability company established under the laws of the People’s Republic of China.

–	“Henan Armco” refers to Henan Armco & Metawise Trading Co., Ltd., a limited liability company established under the laws of the People’s Republic of China.

–	“Lianyungang Armco” refers to Armco (Lianyungang) Holdings, Ltd., a wholly-owned foreign enterprise and limited liability company established under the laws of the People’s Republic of China.

–	“Armco Shanghai” refers to Armco Metals (Shanghai) Holdings. Ltd., a wholly-owned foreign enterprise and limited liability company established under the laws of the People’s Republic of China.

i

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements.

China Armco Metals, Inc. and Subsidiaries
September 30, 2010 and 2009

ii

CHINA ARMCO METALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$3,553,832	$743,810
Pledged deposits	3,078,438	779,169
Accounts receivable, net	20,882,226	28,390,528
Inventories	9,245,620	496,149
Advance on purchases	1,750,426	3,903,782
Prepaid value added taxes	1,105,337	-
Prepayments and other current assets	5,212,808	3,513,538
Total Current Assets	44,828,687	37,826,976

INVESTMENT in Apollo Minerals	3,396,658	-
PROPERTY, PLANT AND EQUIPMENT, net	32,741,540	19,642,861
LAND USE RIGHT, net	2,167,899	2,158,234
Total Assets	$83,134,784	$59,628,071

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Loans payable	8,168,507	17,021,558
Current maturities of long-term debt	4,478,882	2,193,881
Accounts payable	16,735,082	6,841,584
Advances from stockholder	1,029,679	35,475
Customer deposits	2,265,186	2,453,098
Corporate income tax payable	1,086,580	1,990,277
Value added tax and other taxes payable	84,231	1,312,455
Accrued expenses and other current liabilities	1,436,723	654,756
Total Current Liabilities	35,284,870	32,503,084

LONG-TERM DEBT	3,732,402	6,581,641
DERIVATIVE LIABILITY	136,500	3,417,974
Total Liabilities	39,153,772	42,502,699

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value, 74,000,000 shares authorized,
15,274,282 and 10,310,699 shares issued and outstanding	15,274	10,310
Additional paid-in capital	30,875,345	2,556,966
Deferred compensation	(2,340,698)	(676,500)
Retained earnings	14,342,813	14,936,915
Accumulated other comprehensive income:	1,088,278	297,681
Total Stockholders' Equity	43,981,012	17,125,372
Total Liabilities and Stockholders' Equity	$83,134,784	$59,628,071
See accompanying notes to unaudited consolidated financial statements.

CHINA ARMCO METALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
NET REVENUES	$18,682,407	$27,312,276	44,258,579	55,207,948
COST OF GOODS SOLD	17,768,877	26,279,225	42,589,285	49,542,143
GROSS PROFIT	913,530	1,033,051	1,669,294	5,665,805

OPERATING EXPENSES:
Selling expenses	154,168	139,503	876,265	551,899
General and administrative expenses	876,475	313,268	2,078,469	905,869
Total operating expenses	1,030,643	452,771	2,954,734	1,457,768

(LOSS) INCOME FROM OPERATIONS	(117,113)	580,280	(1,285,440)	4,208,037

OTHER EXPENSE (INCOME):
Interest expense	75,563	56,727	154,822	148,865
Import and export agency income	-	-	-	(52,335)
Gain from vendor price adjustment	-	-	(963,259)	-
Loss (gain) on change in fair value of
derivative liability	13,215	573,544	(92,912)	648,268
Loss on forward foreign currency contracts	-	12,079	-	-
Loan guarantee expense	93,749	-	125,332	-
Other expense (income)	84,523	236,181	(62,724)	333,353
Total other expense (income)	267,050	878,531	(838,741)	1,078,151
(LOSS) INCOME BEFORE TAXES	(384,163)	(298,251)	(446,699)	3,129,886

INCOME TAXES	15,531	1,140,343	147,403	1,140,418

NET (LOSS) INCOME	(399,694)	(1,438,594)	(594,102)	1,989,468

OTHER COMPREHENSIVE
INCOME (LOSS)
Foreign currency translation gain (loss)	687,549	40,869	790,597	(17,531)

COMPREHENSIVE INCOME (LOSS)	287,855	(1,397,725)	196,495	1,971,937

NET (LOSS) EARNINGS PER COMMON
SHARE - BASIC AND DILUTED:
(Loss) earnings per share - Basic	$(0.03)	$(0.14)	$(0.04)	$0.20
(Loss) earnings per share - Diluted	$(0.03)	$(0.14)	$(0.04)	$0.20

Weighted average common shares
outstanding - basic	15,266,783	10,104,449	13,309,075	10,100,589
Weighted average common shares
outstanding - diluted	15,266,783	10,104,449	13,309,075	10,100,589

See accompanying notes to unaudited consolidated financial statements.

CHINA ARMCO METALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months	For the Nine Months
	Ended	Ended
	September 30, 2010	September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	(594,102)	1,989,468
Adjustments to reconcile net income (loss) to net cash
provided by operating activities
Depreciation expense	215,021	54,259
Amortization expense	35,154	34,437
Change in fair value of derivative liability	(92,912)	648,268
Stock based compensation	666,850	-
Changes in operating assets and liabilities:
Accounts receivable	7,783,326	(6,552,027)
Inventories	(8,739,169)	(31,227,941)
Advance on purchases	2,218,802	1,819,431
Prepaid value added taxes	(1,105,337)	-
Prepayments and other current assets	(1,618,928)	(3,829,134)
Other assets	-	35,032
Accounts payable	9,790,481	31,042,418
Customer deposits	(238,856)	(535,334)
Taxes payable	(2,159,178)	891,244
Accrued expenses and other current liabilities	768,370	2,484,792
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	6,929,522	(3,145,087)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment made towards pledged deposits	(2,287,130)	(506,621)
Investment in Apollo Minerals	(3,396,658)	-
Deposits on future construction		(2,768,161)
Payment to related parties		(1,511,480)
Purchases of property and equipment	(12,905,775)	(7,918,287)
NET CASH USED IN INVESTING ACTIVITIES	(18,589,563)	(12,704,549)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	8,168,507	12,975,691
Repayment of loans payable	(17,120,084)	(2,914,345)
Proceeds from long-term debt	1,492,961	7,312,507
Repayment of long-term debt	(2,239,441)	-
Amounts received from (paid to) related parties	1,494,741	(187,626)
Sales of common stock and warrants, net of offering costs	9,112,973	-
Proceeds from exercise of warrants and stock options	13,190,760	435,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	14,100,417	17,621,727
EFFECT OF EXCHANGE RATE CHANGES ON CASH	369,646	(309,807)

NET CHANGE IN CASH	2,810,022	1,462,284

Cash at beginning of period	743,810	3,253,533
Cash at end of period	$3,553,832	$4,715,817

See accompanying notes to unaudited consolidated financial statements.

China Armco Metals, Inc. and Subsidiaries
September 30, 2010 and 2009
Notes to the Consolidated Financial Statements (Unaudited)

NOTE 1 – ORGANIZATION AND OPERATIONS

Cox Distributing was founded as an unincorporated business in January 1984 and was incorporated as Cox Distributing, Inc., a C corporation in the State of Nevada on April 6, 2007 at which time 9,100,000 shares of common stock were issued to the founder in exchange for the existing unincorporated business.  No value was given to the stock issued by the newly formed corporation.  Therefore, the shares were recorded to reflect the $.001 par value and paid in capital was recorded as a negative amount ($9,100). On June 27, 2008, the Company amended its Articles of Incorporation, and changed its name to China Armco Metals, Inc. (“Armco Metals” or the “Company”) upon the acquisition of Armco & Metawise (H.K) Limited and Subsidiaries.  The Company engages in, through its wholly owned subsidiaries in China, the import, export and distribution of ferrous and non-ferrous ores and metals, and the recycling of scrap metal.

Merger of Armco & Metawise (H.K) Limited and Subsidiaries (“Armco & Metawise”)

On June 27, 2008, the Company entered into a share purchase agreement (the “Share Purchase Agreement”) and consummated a share purchase (the “Share Purchase”) with Armco & Metawise and Feng Gao, who owned 100% of the issued and outstanding shares of Armco & Metawise.  In connection with the acquisition, the Company purchased from the Armco Shareholder 100% of the issued and outstanding shares of Armco & Metawise’s capital stock for $6,890,000 by delivery of the Company’s purchase money promissory note.  In addition, the Company issued to Ms. Gao a stock option entitling Ms. Gao to purchase a total of 5,300,000 shares of the Company’s common stock, par value $.001 per share (the “Common Stock”) at $1.30 per share which expired on September 30, 2008 and 2,000,000 shares at $5.00 per share which expired on June 30, 2010 (the “Gao Option”).  On August 12, 2008, Ms. Gao exercised her option to purchase and the Company issued 5,300,000 shares of its common stock in exchange for the $6,890,000 note owed to Ms. Gao.  The shares issued represented approximately 69.7% of the issued and outstanding common stock immediately after the consummation of the Share Purchase and exercise of the option to purchase 5,300,000 shares of the Company’s common stock at $1.30 per share.  As a result of the ownership interests of the former shareholders of Armco & Metawise, for financial statement reporting purposes, the merger between the Company and Armco & Metawise has been treated as a reverse acquisition with Armco & Metawise deemed the accounting acquirer and the Company deemed the accounting acquiree under the purchase method of accounting in accordance with FASB Accounting Standards Codification (“ASC”) Section 805-10-55. The reverse merger is deemed a capital transaction and the net assets of Armco & Metawise (the accounting acquirer) are carried forward to the Company (the legal acquirer and the reporting entity) at their carrying value before the combination.  The acquisition process utilizes the capital structure of the Company and the assets and liabilities of Armco & Metawise which are recorded at historical cost.  The equity of the Company is the historical equity of Armco & Metawise retroactively restated to reflect the number of shares issued by the Company in the transaction.

Armco & Metawise (H.K) Limited was incorporated on July 13, 2001 under the laws of the Hong Kong Special Administrative Region (“HK SAR”) of the People’s Republic of China (“PRC”).  Armco & Metawise engages in the import, export and distribution of ferrous and non-ferrous ore and metals, and the recycling of scrap metal.

On January 9, 2007, Armco & Metawise formed Armet (Lianyungang) Renewable Resources Co, Ltd. (“Armet”), a wholly-owned foreign enterprise (“WOFE”) subsidiary in the City of Lianyungang, Jiangsu Province, PRC.  Armet engages in the recycling of scrap metal.

Henan Armco and Metawise Trading Co., Ltd. (“Henan”) was incorporated on June 6, 2002 in the City of Zhengzhou, Henan Province, PRC.  Henan engages in the import, export and distribution of ferrous and non-ferrous ores and metals.

Merger of Henan with Armet, Companies under Common Control

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
September 30, 2010 and 2009
Notes to the Consolidated Financial Statements (Unaudited)

Formation of Armco (Lianyungang) Holdings, Inc.

On June 4, 2009, the Company formed Armco (Lianyungang) Holdings, Inc. (“Lianyungang Armco”), a WOFE subsidiary in the City of Lianyungang, Jiangsu Province, PRC.  Lianyungang intends to engage in marketing and distribution of the recycled scrap metal.

Formation of Armco Metals (Shanghai) Holdings, Ltd.

On July 16, 2010, the Company formed Armco Metals (Shanghai) Holdings. Ltd. ( “Armco Shanghai”) as a WOFE subsidiary in Shanghai, China. Armco Shanghai serves as the Company’s China operations headquarters and oversees the activities of the Company in financing and international trading.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto contained in the Company’s 2009 Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the SEC on March 31, 2010.

The consolidated financial statements include all the accounts of Armco Metals, Armco & Metawise, Armet and Henan Armco as of September 30, 2010 and 2009 and for the interim periods then ended, all accounts of Lianyungang Armco as of September 30, 2010 and 2009, for the interim period ended September 30, 2010 and for the period from June 4, 2009 (inception) through September 30, 2010; and all accounts of Armco Shanghai as of September 30, 2010 and for the period from July 16, 2010 (inception) through September 30, 2010.  All inter-company balances and transactions have been eliminated.

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

China Armco Metals, Inc. and Subsidiaries
September 30, 2010 and 2009
Notes to the Consolidated Financial Statements (Unaudited)

The Company does not have any off-balance-sheet credit exposure to its customers.

Inventories

The Company values inventories, consisting of purchased products, at the lower of cost or market.  Cost is determined on the first-in and first-out (“FIFO”) method.  The Company regularly reviews its inventories on hand and, when necessary, records a provision for excess or obsolete inventories based primarily on the current selling price and spot market prices.  The Company determined that there was no inventory obsolescence as of September 30, 2010 or December 31, 2009.

Advance on purchases

Advance on purchases primarily represent amounts paid to vendors for future delivery of products, all of which were fully or partially refundable depending upon the terms and conditions of the purchase agreements.

Investments

Investments at September 30, 2010 consisted of 29,250,000 common shares of Apollo Minerals Limited (“Apollo Minerals”), an Australian iron ore exploration company listed on the Australian Securities Exchange (ASX: AON) representing 19.9% of Apollo Minerals’ outstanding common stock as of the date of the investment.  The Company accounts for this investment under the cost method.

On June 8, 2010, we entered into a subscription agreement to acquire a 19.9% stake in Apollo Minerals for US $3,396,658 in cash. On July 19, 2010 Apollo Minerals issued to the Company 29,250,000 shares of its common stock.  Pursuant to the Subscription Agreement, the Company received a seat on Apollo Minerals’ Board of Directors in July 2010.  The board representation continues as long as the Company maintains a minimum 12% stake in Apollo Minerals.

Apollo Minerals intends to use the cash infusion to advance its exploration activities at its major iron ore project at Mount Oscar (“Mount Oscar”), which is located in the Pilbara region of West Australia, to carry out processing option studies and to evaluate opportunities to access local infrastructure and other project opportunities.

Apollo Minerals also issued to the Company, five (5) year options to purchase an additional 5 million shares of common stock at A$0.25 (approximately $0.20) per share, half of which will vest on the first anniversary of the initial issuance with the balance vesting on the second anniversary of the initial issuance.  The options may only be exercised in order for the Company to maintain its 19.9% stake should Apollo Minerals issue additional common shares in the future.

Apollo Minerals has also agreed to give the Company the off-take rights to purchase no less than 15% of the iron ore production from its Mount Oscar Mining Project at market rates.  More definitive terms of the off-take rights will be agreed on by the Company and Apollo Minerals following shareholder and regulatory approval of the proposed issuance of shares under the Subscription Agreement.

Pursuant to ASC Section 325-20, Cost Method Investments, management determined there was no impairment to the investment in Apollo Minerals as of September 30, 2010, due to the absence of identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment.

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

Land use rights

Land use rights represent the cost to obtain the right to use a 32 acre parcel of land in the City of Lianyungang, Jiangsu Province, PRC.  Land use rights are carried at cost and amortized on a straight-line basis over the fifty (50) year life of the right to use the land.  Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

China Armco Metals, Inc. and Subsidiaries
September 30, 2010 and 2009
Notes to the Consolidated Financial Statements (Unaudited)

Impairment of long-lived assets

The Company has adopted ASC Section 360-10-35-17 for its long-lived assets. The Company’s long-lived assets, which include property, plant and equipment, and land use right are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.  The Company determined that there were no impairments of long-lived assets as of September 30, 2010 or December 31, 2009.

Customer deposits

Customer deposits primarily represent amounts received from customers for future delivery of products, all of which were fully or partially refundable depending upon the terms and conditions of the sales agreements.

Derivative instruments and hedging activities

The Company accounts for derivative instruments and hedging activities in accordance with ASC Section 810-10-05-4. ASC Section 810-10-05-4 requires companies to recognize all derivative instruments as either assets or liabilities on their balance sheet at fair value.  The accounting for changes in the fair value of a derivative instrument depends upon: (i) whether the derivative has been designated and qualifies as part of a hedging relationship, and (ii) the type of hedging relationship.  For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument based upon the exposure being hedged as either a fair value hedge, cash flow hedge or hedge of a net investment in a foreign operation.

From time to time, the Company employs foreign currency forward contracts to convert unforeseeable foreign currency exchange rates to fixed foreign currency exchange rates.  The Company does not use derivatives for speculation or trading purposes.  Changes in the fair value of derivatives are recorded each period in current earnings or through other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and the type of hedge transaction.  The ineffective portion of all hedges is recognized in current earnings.  The Company has sales and purchase commitments denominated in foreign currencies.  Foreign currency forward contracts are used to hedge against the risk of change in the fair value of these commitments attributable to fluctuations in exchange rates (“Fair Value Hedges??.  Changes in the fair value of the derivative instrument are generally offset in the income statement by changes in the fair value of the item being hedged. The Company did not employ foreign currency forward contracts to convert unforeseeable foreign currency exchange rates to fixed foreign currency exchange rates in 2010 or 2009.

Derivative warrant liability

The Company evaluates its convertible debt, options, warrants or other contracts, if any, to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with subsection ASC Sections 810-10-05-4 and 815-40-25.  The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as either an asset or a liability.  In the event that the fair value is recorded as a liability, the change in fair value is recorded in the Statement of Operations and Comprehensive Income (loss) as other income or expense.  Upon conversion, exercise or cancellation of a derivative instrument, the instrument is marked to fair value at the date of conversion, exercise or cancellation and then the related fair value is reclassified to equity.

In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

China Armco Metals, Inc. and Subsidiaries
September 30, 2010 and 2009
Notes to the Consolidated Financial Statements (Unaudited)

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

On January 1, 2009, the Company adopted ASC Section 815-40-15 to determine whether an instrument (or an embedded feature) is indexed to the Company’s own stock.  ASC Section 815-40-15 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.   The adoption of ASC Section 815-40-15 has affected the accounting for (i) certain freestanding warrants that contain exercise price adjustment features and (ii) convertible bonds issued by foreign subsidiaries with a strike price denominated in a foreign currency.

The Company classified the warrants to purchase 2,728,913 shares of its common stock issued in connection with its July 2008 offering of common stock as additional paid-in capital upon issuance of the warrants.  Upon the adoption of ASC Section 815-40-15 on January 1, 2009, these warrants are no longer deemed to be indexed to the Company’s own stock and were reclassified from equity to a derivative liability with a fair value of $3,251,949 effective as of January 1, 2009.  The reclassification entry included a cumulative adjustment to retained earnings of $1,845,455 and a reduction of additional paid-in capital of $5,097,404, the amount originally classified as additional paid-in capital upon issuance of the warrants on July 31, 2008.

On January 30, 2009, the Company issued 5,000 shares of its common stock for cash at $5.00 per share and received a cash payment of $25,000 in connection with the exercise of the warrant to purchase 5,000 shares with an exercise price of $5.00 per share by one investor and warrant holder.

During the three months ended March 31, 2010, warrants to purchase 1,324,346 shares of its common stock were exercised for cash at $5.00 per share and warrants to purchase 167,740 shares of its common stock were exercised on a cashless basis, for which the Company issued 1,324,346 and 78,217 shares of its common stock to the warrants holder and reclassified $1,665,011 and $210,095 of the derivative liability to additional paid-in capital, respectively.  In addition, during the three months ended March 31, 2010, certain holders of warrants to purchase 1,031,715 shares of its common stock reached agreements with the Company effective as of January 1, 2010, whereby the Company waived its right to offer or sell additional shares of its common stock below $5.00 per share in the future and the warrant holders waived their anti-dilution rights, commonly known as a most favored nation clause, for which the Company reclassified $1,292,227 of the derivative liability to additional paid-in capital.

During April 2010, four (4) warrant holders exercised their warrants to purchase 13,806 shares of Company common stock at $5.00 per share resulting in cash proceeds of $69,030 to the Company, for which the Company issued 13,806 shares of its common stock to the warrant holders and reclassified $21,229 of the derivative liability to additional paid-in capital.

The Company recognized a net gain of $92,912 on changes in fair market value of the derivative warrant liability for the remaining outstanding derivative warrants to purchase 186,307 shares of Company’s common stock, and valued the remaining derivative warrant liability at a fair market value of $136,500 at September 30, 2010.

Fair value of financial instruments

The Company follows ASC Section 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and has adopted ASC Section 820-10-35-37 to measure the fair value of its financial instruments. Subsection 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, ASC Section 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by ASC Section 820-10-35-37 are described below:

China Armco Metals, Inc. and Subsidiaries
September 30, 2010 and 2009
Notes to the Consolidated Financial Statements (Unaudited)

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepayments and other current assets, accounts payable, taxes payable, accrued expenses and other current liabilities, and derivative liability approximate their fair values because of the short maturity of these instruments.  The Company’s loans payable and long term debt approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at September 30, 2010 and December 31, 2009.

The Company revalues its derivative warrant liability at every reporting period and recognizes gains or losses in the consolidated statements of operations and comprehensive income (loss) that are attributable to the change in the fair value of the derivative warrant liability.  The Company has no other assets or liabilities measured at fair value on a recurring basis.

Revenue recognition

The Company applies subsection 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.  In addition to the aforementioned general policy, the following are the specific revenue recognition policies for each major category of revenue:

(i) Import, export and distribution of ferrous and non-ferrous ore, metals and processed scrap metal:  The Company derives its revenues from sales contracts with customers with revenues being generated upon the shipment of metal ore. Persuasive evidence of an arrangement is demonstrated via sales invoice or contract; product delivery is evidenced by warehouse shipping log as well as a signed bill of lading from the vessel or rail company and title transfers upon shipment, based on free on board (“FOB”) warehouse terms; the sales price to the customer is fixed upon acceptance of the signed purchase order or contract and there is no separate sales rebate, discount, or volume incentive.  When the Company recognizes revenue, no provisions are made for returns because, historically, there have been very few sales returns and adjustments that have impacted the ultimate collection of revenues.

(ii) Import and export agent services:  Revenue from import and export agent services is recognized as the services are provided.  The import and export agent services are considered provided when the goods to be imported or exported by the customer are delivered to the designated port specified by the service contract.  The Company follows ASC Sections 605-45-45-15 through 605-45-45-18 for revenue recognition to report revenue net for its import and export agent services since (1) the Company’s supplier is the primary obligor in the arrangement, (2) the amount the Company earns is fixed, and (3) the Company’s supplier has credit risk.  The Company did not provide any import and export agent services for the nine months ended September 30, 2010 or 2009.

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

Shipping and handling costs

The Company accounts for shipping and handling fees in accordance with ASC Section 605-45-45-19.  While amounts charged to customers for shipping products are included in revenues, the related costs are classified in cost of goods sold as incurred.

China Armco Metals, Inc. and Subsidiaries
September 30, 2010 and 2009
Notes to the Consolidated Financial Statements (Unaudited)

Foreign currency transactions

The Company applies the guidelines as set out in ASC Section 830-20-35 for foreign currency transactions. Pursuant to ASC Section 830-20-35, foreign currency transactions are transactions denominated in currencies other than U.S. Dollar, the Company’s reporting currency or Chinese Yuan or Renminbi, the Company’s Chinese operating subsidiaries' functional currency.  Foreign currency transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid.  A change in exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction. That increase or decrease in expected functional currency cash flows is a foreign currency transaction gain or loss that generally shall be included in determining net income for the period in which the exchange rate changes. Likewise, a transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later) realized upon settlement of a foreign currency transaction generally shall be included in determining net income for the period in which the transaction is settled. The exceptions to this requirement for inclusion in net income of transaction gains and losses pertain to certain intercompany transactions and to transactions that are designated as, and effective as, economic hedges of net investments and foreign currency commitments.  Pursuant to ASC Section 830-20-25, the following shall apply to all foreign currency transactions of an enterprise and its investees: (a) at the date the transaction is recognized, each asset, liability, revenue, expense, gain, or loss arising from the transaction shall be measured and recorded in the functional currency of the recording entity by use of the exchange rate in effect at that date as defined in ASC Section 830-10-20; and (b) at each balance sheet date, recorded balances that are denominated in currencies other than the functional currency or reporting currency of the recording entity shall be adjusted to reflect the current exchange rate.

Stock-based compensation for obtaining employee services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of ASC Section 505-50-30. Pursuant to ASC Section 718-10-30-6, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:


The Company uses historical data to estimate employee termination behavior.  The expected life of options granted is derived from ASC Section 718-10-S99-1 and represents the period of time the options are expected to be outstanding.

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

Equity instruments issued to parties other than employees for acquiring goods or services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of ASC Section 505-50-30.  Pursuant to this section, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.

China Armco Metals, Inc. and Subsidiaries
September 30, 2010 and 2009
Notes to the Consolidated Financial Statements (Unaudited)

Income taxes

The Company accounts for income taxes under ASC Section 740-10-30, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Consolidated Statements of Income and Comprehensive Income in the period that includes the enactment date.

The Company adopted ASC Section 740-10-25 which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under this section, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty (50) percent likelihood of being realized upon ultimate settlement.  ASC Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of ASC Section 740-10-25.

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

Unless otherwise noted, the rate presented below per U.S. $1.00 was the interbank rate as quoted by OANDA Corporation (www.oanda.com) as of January 1, 2009 and forward contained in its consolidated financial statements.  Translations do not imply that the RMB amounts actually represent, or have been or could be converted into, equivalent amounts in U.S. dollars.  Translation of amounts from RMB into U.S. dollars has been made at the following exchange rates for the respective periods:

	September 30, 2010	December 31, 2009	September 30, 2009

Balance sheet	6.6981	6.8372	6.8376

Statement of income and comprehensive income	6.8164		6.8425

China Armco Metals, Inc. and Subsidiaries
September 30, 2010 and 2009
Notes to the Consolidated Financial Statements (Unaudited)

Net gains and losses resulting from foreign exchange transactions, if any, are included in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).  The foreign currency translation gain (loss) was $790,597 and $(17,532) and the effect of exchange rate changes on cash flows were $369,646 and $(309,807) for the nine months ended September 30, 2010 and 2009, respectively.

Comprehensive income

The Company has applied ASC Section 220-10-45 of the FASB Accounting Standards Codification. This statement establishes guidance for the reporting of comprehensive income and its components.  Comprehensive income for the Company consists of net income and foreign currency translation adjustments and is presented in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to ASC Section 260-10-45.   Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during each period.  Diluted net income per common share is computed by dividing net income by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period to reflect the potential dilution that could occur from common shares issuable through stock options and warrants.

The following table shows the weighted-average number of potentially outstanding dilutive shares excluded from the diluted net loss per share calculation for the interim period ended September 30, 2010 and 2009 as they were anti-dilutive:

	Weighted average number of potentially outstanding dilutive shares
	For the Nine Months Ended September 30, 2010	For the Nine Months Ended September 30, 2009

Stock options issued on June 27, 2008 in connection with the acquisition of Armco Hong Kong	-	2,000,000

Warrants issued on August 1, 2008 in connection with the Company’s August 1, 2008 equity financing inclusive non-derivative warrants to purchase 1,031,715 shares and derivative warrants to purchase 186,306 shares at $5.00 per share	1,218,021	2,723,913

Warrants issued on April 20, 2010 in connection with the Company’s April 20, 2010 equity financing inclusive warrants to purchase 1,538,464 shares to the investors and warrants to purchase 76,923 shares to the placement agent at $7.50 per share	1,615,387	-

Total potentially outstanding dilutive shares	2,833,408	4,723,913

Commitment and contingencies

The Company follows ASC Section 450-20 to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

China Armco Metals, Inc. and Subsidiaries
September 30, 2010 and 2009
Notes to the Consolidated Financial Statements (Unaudited)

Cash flows reporting

The Company adopted ASC Section 230-10-45-24 for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by ASC Section 230-10-45-25 to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.  The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to ASC Section 830-230-45-1.

Subsequent events

The Company follows the guidance in ASC Section 855-10-50 for the disclosure of subsequent events. The Company evaluates subsequent events through the date when the financial statements are issued.  Pursuant to FASB Accounting Standards Update (“ASU”) 2010-09, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recently issued accounting pronouncements

In January 2010, the FASB issued the ASU No. 2010-01 “Equity Topic 505 – Accounting for Distributions to Shareholders with Components of Stock and Cash”, which clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share (“EPS”)).  Those distributions should be accounted for and included in EPS calculations in accordance with ASC Sections 480-10-25-14 and 260-10-45-45 through 260-10-45-47.  The amendments in this Update also provide a technical correction to the Accounting Standards Codification.  The correction moves guidance that was previously included in the Overview and Background Section to the definition of a stock dividend in the Master Glossary.  That guidance indicates that a stock dividend takes nothing from the property of the corporation and adds nothing to the interests of the stockholders.  It also indicates that the proportional interest of each shareholder remains the same, and is a key factor to consider in determining whether a distribution is a stock dividend. The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.

In January 2010, the FASB issued ASU No. 2010-02 “Consolidation Topic 810 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification”, which provides amendments to ASC Section 810-10 and related guidance within U.S. GAAP to clarify that the scope of the decrease in ownership provisions of this section and related guidance applies to the following:

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

The amendments in ASU No. 2010-02 also clarify that the decrease in ownership guidance in ASC Section 810-10 does not apply to the following transactions even if they involve businesses:

1.           Sales of in substance real estate.  Entities should apply the sale of real estate guidance in ASC Section 360-20 (Property, Plant, and Equipment) and 976-605 (Retail/Land) to such transactions.
2.           Conveyances of oil and gas mineral rights.  Entities should apply the mineral property conveyance and related transactions guidance in ASC Section 932-360 (Oil and Gas-Property, Plant, and Equipment) to such transactions.

China Armco Metals, Inc. and Subsidiaries
September 30, 2010 and 2009
Notes to the Consolidated Financial Statements (Unaudited)

If a decrease in ownership occurs in a subsidiary that is not a business or nonprofit activity, an entity first needs to consider whether the substance of the transaction causing the decrease in ownership is addressed in other U.S. GAAP, such as transfers of financial assets, revenue recognition, exchanges of nonmonetary assets, sales of in substance real estate, or conveyances of oil and gas mineral rights, and apply that guidance as applicable. If no other guidance exists, an entity should apply the guidance in ASC Section 810-10.  The amendments in ASU No. 2010-02 are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009.

In January 2010, the FASB issued ASU No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements”, which provides amendments to ASC Section 820-10 that require new disclosures as follows:

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

ASU Update No. 2010-06 provides amendments to ASC Section 820-10 that clarify existing disclosures as follows:

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

ASU Update No. 2010-06 also includes conforming amendments to the guidance on employers' disclosures about postretirement benefit plan assets (ASC Section 715-20). The conforming amendments to ASC Section 715-20 change the terminology from major categories of assets to classes of assets and provide a cross reference to the guidance in Subtopic 820-10 on how to determine appropriate classes to present fair value disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

In February 2010, the FASB issued the FASB Accounting Standards Update No. 2010-09 “Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements”, which provides amendments to ASC Section 855-10 as follows:

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

2.
An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between ASC Section 855-10 and the SEC's requirements.

3.
The scope of the reissuance disclosure requirements is refined to include revised financial statements only. The termrevised financial statements is added to the glossary of ASC Section 855. Revised financial statements include financial statements revised either as a result of correction of an error or retrospective application of U.S. generally accepted accounting principles.

        All of the amendments in ASU Update No. 2010-09 are effective upon its final issuance, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The provision of Update No. 2010-09 are not expected to have a material effect on the financial position, results of operations or cash flows of the Company.

China Armco Metals, Inc. and Subsidiaries
September 30, 2010 and 2009
Notes to the Consolidated Financial Statements (Unaudited)

In April 2010, the FASB issued ASU No. 2010-13, "Compensation—Stock Compensation (Topic 718)." This update provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The provision of ASU No. 2010-13 are not expected to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB issued ASU No. 2010-17 “Revenue Recognition — Milestone Method (Topic 605) Milestone Method of Revenue Recognition”, which provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive.

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

A milestone should be considered substantive in its entirety. An individual milestone may not be bifurcated. An arrangement may include more than one milestone, and each milestone should be evaluated separately to determine whether the milestone is substantive. Accordingly, an arrangement may contain both substantive and non-substantive milestones.

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

China Armco Metals, Inc. and Subsidiaries
September 30, 2010 and 2009
Notes to the Consolidated Financial Statements (Unaudited)

A vendor may elect, but is not required, to adopt the amendments in this Update retrospectively for all prior periods.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 – INVENTORIES

Inventories at September 30, 2010 and December 31, 2009 consisted of the following:

	September 30, 2010	December 31, 2009
Raw materials	$5,292,263	$-
Finished goods	3,953,357	496,149

Total	$9,245,620	$496,149

Raw materials consist of scrap metals to be processed at Armet, which commenced production in June 2010.  Finished goods are comprised of processed scrap metals at Armet and metal ores to be resold through our distribution business.  Due to the short duration time for the processing of our products, there was no material work-in-process inventory at September 30, 2010.

China Armco Metals, Inc. and Subsidiaries
September 30, 2010 and 2009
Notes to the Consolidated Financial Statements (Unaudited)

NOTE 4 – LOANS PAYABLE

Loans payable at September 30, 2010 and December 31, 2009, consisted of the following:

	September 30, 2010		December 31, 2009
Armco & Metawise

Loan payable to DBS Bank (Hong Kong), collateralized by certain of the Company’s inventory, guaranteed by the Company’s Chairman and Chief Executive Officer, with interest at 3.30% per annum payable monthly, with principal due and paid on February 4, 2010	$		$12,277,218
Loan payable to DBS Bank (Hong Kong), under a trade credit facility, collateralized by certain of the Company’s inventory, guaranteed by the Company’s Chairman and Chief Executive Officer, with interest at 2.5% per annum over LIBOR or the bank’s cost of fund, payable monthly with principal payable on demand.		545,135
Loan payable to ING Bank, Hong Kong Branch, in the form of letters of credits, secured by pledged cash equal to 5% of the letters of credits, with interest at 250 basis points per annum plus the lender’s cost of funds plus an export bill collection commission equal to 1/4% of the first $50,000 and 1/16% of the balance. Principal is payable on demand.		1,644,490
Unsecured loan payable to Fremery Holdings, Ltd., with interest at 15% per annum for the first month and 30% per annum for the next two months. Principal and interest due November 5, 2010 was paid in full on October 28, 2010.		1,500,000

Henan Armco

Loan payable to an individual, non-interest bearing, with principal due on demand		-	146,259
Loan payable to a financial institution, collateralized by certain of the Company’s inventory, with interest at 6.30% per annum payable monthly, with principal due and paid as of March 24, 2010.		-	4,598,081

Armet

Loan payable to Bank of Communications, Lianyuangang Branch, under the trade credit facilities, collateralized by Armet inventories and guaranteed by the Company’s Chairman and Chief Executive Officer, with interest at 5.36% per annum with principal due on various dates in January 2011 and March 2011.		4,478,882
		$8,168,507	$17,021,558

China Armco Metals, Inc. and Subsidiaries
September 30, 2010 and 2009
Notes to the Consolidated Financial Statements (Unaudited)

NOTE 5 – RELATED PARTY TRANSACTIONS

Advances from stockholder

Advances from stockholder at September 30, 2010 and December 31, 2009 consisted of the following:

	September 30, 2010	December 31, 2009
Advances from chairman, chief executive officer and stockholder	$1,029,679	$35,475

Total	$1,029,679	$35,475

The advances bear no interest and are due on demand.

On April 14, 2010, as more fully described in Note 7, Mr. Kexuan Yao, our chairman and chief executive officer, exercised options to purchase 1,400,000 shares of the Company’s common stock at $5.00 per share resulting in net proceeds of $6,500,000 to the Company and the reduction of amounts due to Mr. Yao in the amount of $500,000.

As more fully described in Notes 7 and 8, in June of 2010 we entered into a Guaranty Cooperation Agreement with an entity controlled by a former member of our Board of Directors to guarantee certain of our existing and pending bank lines of credit.

NOTE 6 – DERIVATIVE INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

(i) Warrants issued in 2008

Description of warrants

In connection with the four (4) rounds of private placements from July 25, 2008 through August 8, 2008 (the “2008 Unit Offering”), the Company issued (i) warrants for 2,486,649 shares to the investors and (ii) warrants for 242,264 shares to the brokers, or 2,728,913 shares in aggregate (the “2008 Warrants”) with an exercise price of $5.00 per share and an expiration date of August 31, 2013, all of which have been earned upon issuance.  The fair value of the 2008 Warrants, estimated on the date of grant, was $5,097,404, which was originally recorded as additional paid-in capital, using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected option life (year)	5.00
Expected volatility	89.00%
Risk-free interest rate	3.23%
Dividend yield	0.00%

The remaining balance of the net proceeds of $1,523,277 was assigned to Common stock.

Derivative analysis

The exercise price of the 2008 Warrants and the number of shares issuable upon exercise is subject to reset adjustment in the event of stock splits, stock dividends, recapitalization, most favored nation clause and similar corporate events.  Pursuant to the most favored nation provision of the 2008 Unit Offering, if the Company issues any common stock or securities other than the excepted issuances,  to any person or entity at a purchase or exercise price per share less than the share purchase price of the 2008 Unit Offering without the consent of the subscriber holding purchased shares, warrants or warrant shares of the 2008 Unit Offering, then the subscriber shall have the right to apply the lowest such purchase price or exercise price of the offering or sale of such new securities to the purchase price of the purchased shares then held by the subscriber and, if necessary, the Company will issue additional shares. The reset adjustments are also referred to as full reset adjustments.

China Armco Metals, Inc. and Subsidiaries
September 30, 2010 and 2009
Notes to the Consolidated Financial Statements (Unaudited)

Because these warrants have full reset adjustments tied to future issuances of equity securities by the Company, they are subject to derivative liability treatment under ASC Section 815-40-15 (formerly FASB Emerging Issues Task Force Issue 07-5). ASC Section 815-40-15 became effective for the Company on January 1, 2009 and as of that date the Warrants issued in the 2008 Unit Offering have been measured at fair value using a lattice model at each reporting period with gains and losses from the change in fair value of derivative liabilities recognized on the consolidated statement of income and comprehensive income.

Valuation of derivative liability

The 2008 Warrants do not trade in an active securities market. As such, the Company developed a lattice model that values the derivative liability of the warrants based on a probability weighted discounted cash flow model. This model is based on future projections of the various potential outcomes. The features that were analyzed and incorporated into the model included the exercise feature and the full ratchet reset.

The fair value of the 2008 Warrants treated as derivatives were computed using the following assumptions:

	September 30, 2010	December 31, 2009

Expected option life (year)	3.00	3.50
Expected volatility	159%	169%
Risk-free interest rate	0.64%	1.66%
Dividend yield	0.00%	0.00%

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

Extinguishment of derivative warrant liability

During the nine months ended September 30, 2010, certain holders of the 2008 Warrants to purchase 1,074,048 shares of its common stock reached agreements with the Company effective as of January 1, 2010, whereby the Company waived its right to offer or sell additional shares of its common stock below $5.00 per share in the future and the 2008 warrant holders waived their anti-dilution rights, commonly known as most favored nation clause. As a result, the Company reclassified $1,292,227 of the derivative warrant liability to additional paid-in capital.

Exercise of the 2008 Warrants

On January 30, 2009, the Company issued 5,000 shares of its common stock for cash at $5.00 per share and received a cash payment of $25,000 in connection with the exercise of warrants for 5,000 shares with an exercise price of $5.00 per share.

During the first quarter of 2010, the Company issued 1,324,346 shares of its common stock for cash at $5.00 per share and received cash of $6,621,730 in connection with the exercise of warrants to purchase 1,324,346 shares with an exercise price of $5.00 per share.  In addition, the Company issued 78,217 shares of its common stock in connection with the exercise of warrants to purchase 167,740 shares with an exercise price of $5.00 per share on a cashless basis.

During April 2010, the Company issued 13,806 shares of its common stock and received cash of $69,030 in connection with the exercise of warrants to purchase 13,806 shares with an exercise price of $5.00 per share.

Warrants outstanding

1,218,021 common stock purchase warrants remained outstanding as of September 30, 2010.

China Armco Metals, Inc. and Subsidiaries
September 30, 2010 and 2009
Notes to the Consolidated Financial Statements (Unaudited)

(ii) Warrants issued in April 2010

Description of warrants

In connection with the sale of 1,538,464 shares of its common stock at $6.50 per share or $10,000,016 in gross proceeds to nine (9) accredited and institutional investors on April 20, 2010, the Company issued the five (5) year common stock purchase warrants to purchase an additional 1,538,464 shares of its common stock at $7.50 per share (the “2010 Warrants”) exercisable commencing 181 days following the date of issuance.  At the closing of the private offering, the Company paid Rodman & Renshaw, LLC, a FINRA member firm that served as placement agent for the Company in the offering, (i) a fee of $500,000 as compensation for their services and (ii) five-year common stock purchase warrants to purchase 76,923 shares of its common stock at $7.50 per share exercisable commencing 181 days following the date of issuance, as well as a $15,000 non-accountable expense allowance to one of the nine (9) investors in the offering.

Warrants valuation and related assumptions

     The 2010 Warrants were valued with the following assumptions:

-	The underlying NYSE Amex stock price of $6.95 was used as the fair value of the common stock as of 4/20/10;
-
The Company’s stock price would fluctuate with its projected volatility. The projected volatility curve for each valuation period was based on the historical volatility of 14 comparable companies in the metal/industrial metals industries:

-	At April 20, 2010 expected volatility for years one through five were 76%,134% ,155%, 167% and 182%, respectively.
-	The holder would exercise the warrant at maturity if the stock price was above the exercise price.
-	No future projected capital needs;
-	The holder would exercise the warrant as they become exercisable at target prices of $11.25 for the 2010 Offering, and lowering such target as the warrants approaches maturity.
-	1,615,387 warrants were issued on 4/20/10.

The fair value of the 2010 Warrants, estimated on the date of issuance, was $2,483,938.

Derivative analysis

The 2010 Warrants were analyzed to determine appropriate treatment under ASC Section 815-40. These warrants meet the provisions of ASC 815-40 for the warrants to be considered indexed to the Company’s own stock. In addition, the 2010 Warrants meet all the criteria in ASC 815-40 to be accounted for as equity.

Warrants outstanding

As of September 30, 2010, warrants to purchase 1,615,387 shares of the Company’s common stock remain outstanding.

China Armco Metals, Inc. and Subsidiaries
September 30, 2010 and 2009
Notes to the Consolidated Financial Statements (Unaudited)

(iii) Warrant activities

The table below summarizes the Company’s derivative warrant activities through September 30, 2010:

	Number of Warrant Shares	Exercise Price Per Share	Weighted Average Exercise Price

Balance, December 31, 2008	2,728,913	$5.00	$5.00

Granted	-	-	-
Canceled	-	-	-
Exercised	(5,000)	5.00	5.00
Expired	-	-	-
Balance, December 31, 2009	2,723,913	$5.00	$5.00

Granted	1,615,387	7.50	-
Canceled due to cashless exercise	(89,523)	-	-

Exercised (Cashless)	(78,217)	-	-
Exercised	(1,338,152)	5.00	5.00
Expired	-	-	-
Balance, September 30, 2010	2,833,408	$6.43	$4.14

Outstanding and exercisable, September 30, 2010	2,833,408	$6.43	$4.14

The following table summarizes information concerning outstanding and exercisable warrants as of September 30, 2010:

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$5.00	1,218,021	3.00	$5.00	1,218,021	3.00	$5.00

$7.50	1,615,387	5.00	$7.50	1,615,387	5.00	$7.50

	2,833,408	4.14	$6.43	2,833,408	4.14	$6.43

NOTE 7 – STOCKHOLDERS’ EQUITY

Sale of common stock

On April 20, 2010, the Company entered into a Securities Purchase Agreement with nine (9) accredited and institutional investors for the sale of 1,538,464 shares of its common stock at an offering price of $6.50 per share resulting in gross proceeds to the Company of $10,000,016.  At closing the Company issued the investors five (5) year common stock purchase warrants to purchase an additional 1,538,464 shares of its common stock at an exercise price of $7.50 per share.  The warrants are exercisable commencing 181 days after the date of issuance.  The private offering, which was made under an exemption from the registration requirements of the Securities Act of 1933 in reliance on exemptions provided by Section 4(2) of that act and Rule 506 of Regulation D.  At closing, the Company paid Rodman & Renshaw, LLC, a FINRA member firm that served as placement agent for the Company in the offering, (i) a fee of $500,000 as compensation for its services and (ii) issued the firm five (5) year common stock purchase warrants exercisable for 76,923 shares of its common stock at an exercise price of $7.50 per share which are exercisable commencing 181 days after the date of issuance, as well as a $15,000 non-accountable expense allowance to one (1) of the investors in the offering.  The Company intends to use the net proceeds of $9,112,974 from this offering for its working capital.

China Armco Metals, Inc. and Subsidiaries
September 30, 2010 and 2009
Notes to the Consolidated Financial Statements (Unaudited)

Issuance of common stock for services

On May 7, 2009, the Company issued 7,000 shares of its common stock to Hayden Communications as consideration for canceling an agreement to provide IR services.  These shares were valued at $1.50 per share for total consideration of $10,500 (the estimated fair value on the date of grant).

On February 5, 2010, the Company issued 80,000 shares of its common stock to China Direct Investments, Inc. as consideration for management and accounting consulting services for the period beginning January 1, 2010 through December 31, 2010.  There is no performance commitment at the date of the agreement therefore the company will use the date(s) at which performance is complete as the measurement date(s).  The services are earned and forfeitable on a ratable basis throughout each quarter during the year.  For the nine month period ended September 30, 2010, the Company expensed $283,622 as consulting fee for 60,000 shares already earned and the remaining unearned 20,000 shares were valued at $3.47 per share, or 69,400 in aggregate, which was recorded as deferred compensation as of September 30, 2010.

On April 30 and July 9, 2010, the Company issued 12,500 shares and 10,000 shares, or 22,500 shares in aggregate, to Bespoke Growth Partners, Inc. as consulting fees for investor relations services rendered valued at $3.49 per share for $78,525.

On June 11, 2010 the Company entered into a Guaranty Cooperation Agreement with Henan Chaoyang Steel Co., Ltd. (“Henan Chaoyang”), a Chinese limited liability company that was 85% owned by the Company’s then director, Mr. Heping Ma.  Under the terms of this guaranty, Henan Chaoyang agreed to provide loan guarantees to Arment for existing and pending bank lines of credit of up to 300 million RMB in aggregate (approximately $44,800,000 for five (5) years expiring June 30, 2016 (see “Note 8 – Commitments and Contingencies – Loan Guarantee”).  On September 16, 2010 Mr. Ma resigned from the Company’s Board of Directors.

As consideration for the guaranty, the Company issued to Xianjun Ma, a designee of Henan Chaoyang, 500,000 shares of its common stock.  The shares are earned ratably over the term of the agreement, and the unearned shares are forfeitable in the event of nonperformance by the guarantor.  The shares were initially valued at $3.76 per share or $1,880,000, which is being recognized as loan guarantee expense in the consolidated statements of operations and comprehensive loss over the term of the five year guarantee period.  The company recognized $125,332 of loan guarantee expense for the nine months ending September 30, 2010.

Stock options

In connection with the June 27, 2008 Share Purchase Agreement entered into by the Company and Feng Gao for the Company’s purchase of 100% of the issued and outstanding shares of Armco & Metawise for $6,890,000 by delivery of the Company’s purchase money promissory note (the “Share Purchase”),  the Company issued to Ms. Gao a stock option entitling Ms. Gao to purchase 5,300,000 shares of the Company’s common stock at $1.30 per share expiring on December 31, 2008 and 2,000,000 shares at $5.00 per share expiring on June 30, 2010, vested immediately.

The fair value of the stock options issued to Ms. Gao in June 2008 under the Share Purchase Agreement using the Black-Scholes Option Pricing Model was $0 at the date of grant.  For the three and nine month periods ended September 30, 2010 and 2009, the Company did not grant any stock options.

On April 12, 2010, Mr. Kexuan Yao purchased the options to purchase 2,000,000 shares of the Company’s common stock at $5.00 per share which were originally granted to Ms. Gao in June 2008 under the terms of the Gao Option.  In addition, on April 12, 2010 and June 25, 2010, Mr. Yao exercised part of the options and purchased 1,000,000 and 400,000 shares of the Company’s common stock at $5.00 per share resulting in net proceeds of $4,500,000 and $2,000,000 to the Company, respectively and the reduction of amounts due to Mr. Yao in the amount of $500,000. The balance of the stock options to purchase the remaining 600,000 common shares expired on June 30, 2010.

China Armco Metals, Inc. and Subsidiaries
September 30, 2010 and 2009
Notes to the Consolidated Financial Statements (Unaudited)

The table below summarizes the Company’s stock option activities through September 30, 2010:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Grant	Aggregate Intrinsic Value

Balance, December 31, 2008	2,000,000	$5.00	$5.00	*	$-

Granted	-	-	-		-
Canceled	-	-	-		-
Exercised	-	-	-		-
Expired	-	-	-		-
Balance, December 31, 2009	2,000,000	$5.00	$5.00	*	$-

Granted	-	-	-		-
Canceled	-	-	-		-
Exercised	(1,400,000)	5.00	5.00		-
Expired	(600,000)	-	-		-
Balance, September 30, 2010	-	$5.00	$5.00	*	$-

Vested and exercisable, September 30, 2010	-	$-	$5.00	-	$-

Unvested, September 30, 2010	-	$-	$5.00	-	$-

* - Less than $1.00

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

The purpose of the 2009 Stock Incentive Plan is to advance the interests of the Company by providing an incentive to attract, retain and motivate highly qualified and competent persons who are important to us and upon whose efforts and judgment the success of the Company is largely dependent.  Grants to be made under the Plan will be limited to the Company’s employees, including employees of the Company’s subsidiaries, the Company’s directors and consultants to the Company.  The recipient of any grant under the Plan, and the amount and terms of a specific grant, will be determined by the board of directors.

Should any option granted or stock awarded under the 2009 Stock Incentive Plan expire or become unexercisable for any reason without having been exercised in full or fail to vest, the shares subject to the portion of the option not so exercised or lapsed will become available for subsequent stock or option grants.

On October 26, 2009, the Company awarded 200,000 shares of its restricted common stock, par value $.001 per share, pursuant to the 2009 Stock Incentive Plan, to Mr. Kexuan Yao, the Company’s Chief Executive Officer.  The shares awarded to Mr. Yao will vest in three equal tranches on December 15, 2010 and each of the two subsequent anniversaries thereof.

On October 26, 2009, in conjunction with his appointment to the Company's Board of Directors, the Company agreed to pay Mr. William Thomson the sum of $20,000 and awarded 6,250 shares of the Company’s restricted common stock to Mr. Thomson, 25% of which vested on March 31, 2010.  The remaining shares vest in equal amounts on each of June 30, 2010, September 30, 2010 and December 31, 2010.  The restricted stock vests only if Mr. Thomson remains a director of the Company as of the vesting date, subject to limited exceptions.  The shares are eligible for the payment of dividends in the event that the Board of Directors was to declare dividends on the Company’s common stock.

China Armco Metals, Inc. and Subsidiaries
September 30, 2010 and 2009
Notes to the Consolidated Financial Statements (Unaudited)

On September 16, 2010, the Company agreed to pay Mr. Jinping Chan, who was appointed as a member of the Board of Directors effective September 16, 2010, the sum of $20,000 and 6,250 shares of the Company’s restricted common stock which will vest 50% on March 10, 2011 and 50% on September 10, 2011. The restricted stock vests only if Mr. Chan is still a director of the Company on the vesting date (with limited exceptions), and the shares are eligible for the payment of dividends, if the Board of Directors was to declare dividends on the Company’s common stock.

The fair value of the common shares awarded under the 2009 Stock Incentive Plan were valued at $676,500 and $19,500 using the close stock price of $3.28 and $3.12 per share as reported by the NYSE Amex on October 26, 2009 and September 16, 2010, the date of grant, respectively.  For the nine months ended September 30, 2010, the Company recognized $179,370 in stock-based compensation for common shares awarded under 2009 Stock Incentive Plan.

The table below summarizes the Company’s 2009 Stock Incentive Plan activities as of September, 30, 2010:

	Number of shares	Fair Value at Date of Grant

Balance, December 31, 2008

Granted	206,250	$676,500
Canceled	-	-
Balance, December 31, 2009	206,250	$676,500

Granted	6,250	19,500
Canceled	-	-
Balance, September 30, 2010	212,500	$696,000

Vested, September 30, 2010	54,693	179,370

Unvested, September 30, 2010	157,807	$516,630

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Uncommitted trade credit facilities

The Company entered into uncommitted trade credit facilities with certain financial institutions.  Substantially all of the uncommitted trade credit facilities mature one year from the date of issuance and are guaranteed by Mr. Yao, the Company’s Chairman, Chief Executive Officer and principal stockholder.  The uncommitted trade credit facilities at September 30, 2010 were as follows:

	Date of Expiration	Total Facilities	Facilities Used	Facilities Available
Armco & Metawise:
DBS (Hong Kong) Limited (i)	August 6, 2011	$20,000,000	$545,135	$19,454,865
ING Bank, N.V. Hong Kong Branch (ii)	August 12, 2011	20,000,000	1,644,490	18,355,510
RZB Austria Finance (Hong Kong) (iii)	October 31,2011	15,000,000	-	15,000,000

Henan Armco:
Guangdong Development Bank, Zhengzhou Branch (iv)	May 18, 2011	6,000,000	-	6,000,000
China CITIC Bank, Zhengzhou Branch (v)	March 16, 2011	7,500,000	-	7,500,000

Armet:
Bank of China, Lianyungang Branch (vi)	September 3, 2012	10,500,000	8,211,284	2,288,716
Bank of Communications, Lianyungang Branch (vii)	June 18, 2011	9,700,000	4,478,882	5,221,118

		$88,700,000	$14,879,791	$73,820,209

China Armco Metals, Inc. and Subsidiaries
September 30, 2010 and 2009
Notes to the Consolidated Financial Statements (Unaudited)

(i) On August 6, 2010, Armco & Metawise entered into a Banking Facilities Agreement with DBS Bank (Hong Kong) Limited on August 6, 2010 of $20,000,000 for issuance of commercial letters of credit in connection with the Company’s purchase of metal ore.  The Company pays interest at 2.50% plus LIBOR or DBS Bank’s cost of funds per annum on issued letters of credit in addition to an export bill collection commission equal to 1/8% of the first $50,000 and 1/16% of the balance and an opening commission of 1/4% on the first $50,000 and 1/16% of the balance for each issuance.  Amounts advanced under this facility are repaid from the proceeds of the sale of metal ore.  The lender may terminate the facility at anytime at its sole discretion. The facility is secured by the borrower’s restricted cash deposit in the minimum amount of 30% of the letter of credit amount, the Company’s guarantee, the guarantee of Mr. Kexuan Yao and a security interest in the contract for the purchase of the ore for which the letter of credit has been issued and the contract for the sale of the ore.

(ii) On August 12, 2010, Armco & Metawise obtained a $20,000,000 line of credit from ING Bank Hong Kong Branch for issuance of letters of credit to finance the purchase of metal ore along with a sublimit facility for freight advance of $3,000,000.  The letters of credit require the Company to pledge cash equal to 5% of the letter of credit, subject to increase by the lender in the event of price fluctuations and market demand while the letter of credit remains open.  The Company pays interest at 250 basis points plus the lender’s cost of funds per annum on issued letters of credit in addition to an export bill collection commission equal to 1/4% of the first $50,000 and 1/16% of the balance for each issuance.  Amounts advanced under this line of credit are repaid from the proceeds of the sale of metal ore.  The lender may terminate the facility at anytime at its sole discretion. The facility is secured by the Company’s restricted cash deposit in the minimum amount of 5% of the letter of credit amount, the Company’s guarantee, the guarantee of Mr. Kexuan Yao and a security interest in the contract for the purchase of the ore for which the letter of credit has been issued and the contract for the sale of the ore.

(iii) On October 31, 2010, Armco & Metawise entered into Amendment No. 1 to the March 25, 2010 uncommitted Trade Finance Facility with RZB Austria Finance (Hong Kong) Limited.  The amendment provides for the issuance of $15,000,000 of commercial letters of credit in connection with the purchase of metal ore, an increase of $5,000,000 over the amounts provided for in the March 25, 2010 facility.  The Company pays interest on issued letters of credit at 200 basis points plus the lender’s cost of funds per annum in addition to fees upon issuance of the letter of credit of 1/16% for issuance commissions, negotiation commissions, commission-in-lieu and collection commissions.  Amounts advanced under this facility are repaid from the proceeds of the sale of metal ore.  The lender may terminate the facility at anytime or at its sole discretion upon the occurrence of any event which causes a material market disruption in respect of unusual movement in the level of funding costs to the lender or the unusual loss of liquidity in the funding market. The lender has the sole discretion to decide whether or not such event has occurred.  The facility is secured by restricted cash deposits held by the lender, the personal guarantee of Mr. Kexuan Yao and a security interest in the contract for the purchase of the ore for which the letter of credit has been issued and the contract for the sale of the ore.

(iv) On May 18, 2010, Henan Armco obtained a RMB 40,000,000 (equivalent to approximately $6,000,000) line of credit from Guangdong Development Bank Zhengzhou Branch for issuance of letters of credit to finance the purchase of metal ore.  The letters of credit require the Company to pledge cash deposits equal to 20% of the letter of credit, subject to increase by the lender in the event of price fluctuations and market demand while the letter of credit remains open.  The Company pays interest on issued letters of credit at variable rates determined by the lender at the time the loan is made.  Amounts advanced under this line of credit are repaid from the proceeds on the sale of metal ore.

(v) On March 16, 2010, Henan Armco obtained a RMB 50,000,000 (equivalent to approximately U.S. $7,500,000) line of credit from China CITIC Bank, Zhengzhou Branch for issuance of letters of credit to finance the purchase of metal ore and scrap metal. The letters of credit require the Company to pledge cash equal to 20% of the letter of credit for letters of credit at sight, or 30% for term letters of credit. Term letters of credit are limited to no more than 90 days. The interest rates are variable depending on the LIBOR and the lender’s cost of funds at the time when a letter of credit is issued. The facility is guaranteed by our wholly owned subsidiary Henan Armco and Mr. Kexuan Yao, our Chairman and Chief Executive Officer.

(vi) On September 4, 2009, Armet entered into a line of credit facility (“Line of Credit”) in the amount of RMB 70,000,000 (approximately $10,500,000) from Bank of China, Lianyungang Branch expiring September 3, 2012, which can be drawn in the form of long-term debt or a bank acceptance payable.  The Company made a principal repayment of RMB 15,000,000 (equivalent to U.S. $2,239,441) on May 15, 2010 on this line of credit, and as of September 30, 2010, the balance outstanding under our Line of Credit was $8,211,284.  The line of credit facility is collateralized by Armet’s building, equipment and land use right.

(vii) On June 18, 2010, Armet obtained a RMB 65,000,000 (approximately U.S. $9,700,000) line of credit from Bank of Communications, Lianyungang Branch, for issuance of letters of credit in connection with the purchase of scrap metal. The letters of credit require Armet to pledge cash deposit equal to 20% of the letter of credit for letters of credit at sight, or 30% for other domestic letters of credit and for extended domestic letters of credit, the collateral of inventory equal to 60% of the letter of credit. The facility is guaranteed by Armet inventories and Mr. Kexuan Yao, the Company’s Chairman and Chief Executive Officer.

China Armco Metals, Inc. and Subsidiaries
September 30, 2010 and 2009
Notes to the Consolidated Financial Statements (Unaudited)

Loan Guarantee

On June 11, 2010 the Company entered into a Guaranty Cooperation Agreement with Henan Chaoyang in order to provide additional liquidity to meet anticipated capital requirements of the recently launched Arnet scrap metal recycling facility and the expansion of its metal ore trading business in the coming years.  Under the terms of this guaranty, Henan Chaoyang agreed to provide up to RMB 300 million (approximately $44,800,000) in loan guarantees to the Company’s subsidiary, Armet, for five (5) years for the following approved bank loans and credit lines and pending application of bank loans and line of credits:

•	Bank of China Lianyungang Branch’s project loan in the amount of RMB 90,000,000 (approximately $13,400,000) which was guaranteed in 2009,
•	Bank of Communications Lianyungang Branch loan in the amount of RMB 50,000,000 (approximately $7,500,000) which was approved on June 10, 2010 and is in the process of closing,
•	Bank of Jiangsu loan in the amount of RMB 30,000,000 (approximately $4,500,000) which is pending lender approval, and
•	Bank of China’s additional loan for working capital of RMB 130,000,000 (approximately $19.4million) which is pending lender approval.

Under the terms of the Guaranty Cooperation Agreement, the Company has the right to apply to other banks for credit lines at the same or lesser amounts if the pending applications are not approved, but requires the consent of Henan Chaoyang to apply to other banks for credit lines.

As consideration for the guaranty, the Company issued to Xianjun Ma, a designee of Henan Chaoyang 500,000 forfeitable shares of its common stock valued at $1,880,000.   The amount of consideration is for the ability to utilize the guarantee and is not contingent on approval of any of the loans that are covered under the guarantee.

Mr. Heping Ma, a former member of the Company’s Board of Directors, is the founder, Chairman and owns 85% equity interest of Henan Chaoyang.  Xianjun Ma is not related to Mr. Ma. On September 16, 2010, Mr. Ma resigned from the Company’s Board of Directors.  This transaction was approved by the members of the Company’s  Board of Directors who were independent in the matter in accordance with the Company’s Related Persons Transaction Policy.

Legal Proceedings

The Company and its directors are a party to a lawsuit filed on September 16, 2010 by Crawford Shaw in the U.S. District Court, District of Nevada (Case No.: 2:10-cv-01581-JCM-RJJ).  The complaint alleges that the defendants engaged in common law fraud, civil conspiracy and conspiracy to commit securities fraud against our stockholders as a result of a failure to disclose the removal of a restrictive legend on 1.3 million shares of our stock Mr. Yao owned and pledged as collateral for a loan transaction with the Crisnic Fund, SA. The allegations in this complaint stem from a purported stock loan transaction where Crisnic Fund, SA was to loan, and Mr. Yao was to borrow, $2.5 million.  In connection with that loan, Mr. Yao pledged his personal shares of the Company’s common stock to Crisnic Fund, SA and believing he entered into a debtor-creditor agreement, relied on legal counsel arranged for by Crisnic Fund, SA’s agent to instruct our transfer agent to remove the restrictive legend on the 1.3 million shares of stock. Subsequently, Mr. Yao filed a lawsuit in the Federal District Court for the Central District of California (Case No.: SACV 10-1299 (JCGx) seeking, among other things, to rescind the loan when he believed that the Crisnic Fund, SA may have sold all or a portion of the 1.3 million shares of our stock in violation of Federal securities laws. The lawsuit against the Crisnic Fund, SA and its founder and principal Anthony Gentile is in its early stages.  The defendants in this case have resisted service of process, failed to comply with discovery and are contesting the Court’s jurisdiction over them. Consequently, Mr. Yao has yet to ascertain if  any or all of the 1.3 million shares of the Company’s common stock he pledged has been sold. Once Mr. Yao and the Company learn of the disposition of the 1.3 million shares of stock, Mr. Yao will file  the required reports with the SEC, if any are required.

On October 12, 2010, the Company filed a motion to dismiss the lawsuit filed by Mr. Shaw which seeks unspecified damages, injunctive relief and appointment of a receiver.  Subsequent to the filing of the motion to dismiss, Mr. Shaw’s counsel withdrew from the lawsuit and at a hearing to consider this motion the District Court ordered Mr. Shaw to obtain new counsel by November 19, 2010 and file a response to the Company’s motion to dismiss by December 6, 2010 before ruling on our motion to dismiss. As of the date of this filing,  no new counsel has yet appeared in this lawsuit on behalf of Mr. Shaw.

While the Company cannot predict the outcome of Mr. Shaw’s lawsuit, the Company has not accrued nor has it established a loss reserve nor does it believe it will have a material adverse effect on its financial position. The Company’s position is based on the lack of any specific claim for damage by Mr. Shaw and its belief that the lawsuit is without merit. Consequently, the Company cannot determine that it would be probable that a final judgment would be awarded to the plaintiff for the remedies it seeks or whether the Company or its directors will be entitled to damages, sanctions or other remedies against Mr. Shaw.

China Armco Metals, Inc. and Subsidiaries
September 30, 2010 and 2009
Notes to the Consolidated Financial Statements (Unaudited)

NOTE 9 – CONCENTRATIONS AND CREDIT RISK

Customers and Credit Concentrations

Customer concentrations for the three and nine month periods ended September 30, 2010 and 2009 and credit concentrations in the form of accounts receivable at September 30, 2010 and December 31, 2009 are as follows:

	Net Sales for the Nine Months Ended		Accounts receivable at
	September 30, 2010	September 30, 2009	September 30, 2010	December 31, 2009
Customer #206010 LianYunGang Jiaxin	18.6%	-%	14.0%	22.5%
Customer #1131003 Yixing Jingri	16.7%	-%	42.2%	-%
Customer #22030500 Henan Ruite	12.8%	-%	32.4%	-%
Customer #206048 Shandong YongJia	-%	11.8%	-%	10.0%
Customer #1131004 Taichang Taike	9%	-%	-%	-%
Customer #122024 Jianshu Provincial	10.1%	-%	8.1%	%
Customer #122018 Sundial Metals and Mineral	-%	33.7%	-%	21.9%
Customer #206020 Sichuan LeShan XinHe	-%	13.0%	-%	-%
Customer #122003 Zhongji NingBo	-%	16.7%	-%	25.1%
Total	58.2%	75.2%	96.7%	79.5%

A reduction in sales from or loss of any of the customers listed in the table above would have a material adverse effect on the Company’s results of operations and financial condition.

Vendor Concentrations

Vendor purchase concentrations for the three and nine month periods ended September 30, 2010 and 2009 and accounts payable concentration at September 30, 2010 and December 31, 2009 and are as follows:

	Net Purchases for the Nine Months Ended		Accounts Payable at
	September 30, 2010	September 30, 2009	September 30, 2010	December 31, 2009
Vendor #126010 ZhongJi NingBo	-%	-%	-%	16.5%
Vendor #204006 BestonHoldings	-%	-%	-%	22.7%
Vendor #126026 Henan Huichuang	%	13.3%	-%	-%
Vendor #126027 Anhui Huan Tai	16.0%	%	-%	45.5%
Vendor #204031 Novo Commodities Ltd	-%	31.5%	-%	-%
Vendor #204030 Granton Natrusl Presoures	-%	15.6%	-%	-%
Vendor #126021 Lianyungang Jiaxin	-%	-%	-%	14.9%
Vendor #204033 Oversea Enterprise Pte, Ltd,	18.5%	-%	-%	-%
Vendor#202015 Lianyungang Dihe	-%	-%	36.4%	-%
Vendor #2121032 Jiangshu Bright	15.1%	-%	51.7%	-%
Total	60.5%	60.4%	88.3%	99.6%

China Armco Metals, Inc. and Subsidiaries
September 30, 2010 and 2009
Notes to the Consolidated Financial Statements (Unaudited)

Significant business party

The Company sells to and purchases from a significant business party (“Significant Business Party”) ferrous and non-ferrous ores and metals.  A reduction in sales from or loss of the Significant Business Party would have a material adverse effect on the Company’s results of operations and financial condition.

Credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents.  As of September 30, 2010, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, none of which are insured.  However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

Foreign currency risk

The Company is exposed to fluctuations in foreign currencies for transactions denominated in currencies other than RMB, the functional currency due to the fact the majority of the Company’s purchasing activities are transacted in foreign currencies.  The Company had no foreign currency hedges in place at September 30, 2010 to reduce such exposure.

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

As of September 30, 2010, the Company had no Statutory Surplus Reserve and the Statutory Common Welfare Fund established and segregated in retained earnings.

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date but before financial statements were issued to determine if they must be reported.   Management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

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

We are on a calendar year; as such the three month period ending September 30, is referred to as our “third quarter” and the nine month period ended September 30, 2010 is referred to as the “first nine months of 2010”, and the prospective three month period ended December 31, 2010 is referred to as the “fourth quarter of 2010.”  The past year ended December 31, 2009 is referred to as “2009”, the current year ending December 31, 2010 is referred to as “2010”, and the coming year ending December 31, 2011 is referred to as “2011.”

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

Domestic steel production in the PRC had rebounded during the second half of 2009 and the first quarter of 2010 in response to the Chinese government economic stimulus program and as signs of recovery from the global economic slowdown encouraged our customers to begin to ramp-up operations to pre-economic-slowdown levels. Consequently, we witnessed a quick surge of the prices for a variety of metal ores during the first three months of 2010. However, the price surge of metal ore lost momentum in late April 2010, when the Chinese government put into effect certain measures, including restrictive monetary policies, to restrain growth in the real estate industry and led to the decline in the demand for steel, As a result, ore prices decreased substantially from late April through August 2010.

During the third and fourth quarters of 2010 the Chinese authorities mandated a significant reduction of energy usage and instituted “rolling brownouts” in an effort to meet the targets for energy consumption and emissions set by the 11th Five Year Plan (2006-2010).  This policy has adversely impacted our revenues in our third quarter of 2010 by reducing our ability to operate our recycling facility.  In addition, while our recycling facility will have access to power when the restrictions are in place during the fourth quarter of 2010, it is unclear at this time as to the number of hours per day and days per week when power will be available and whether the restrictions will be in place for the remainder of 2010.  The energy restrictions are expected to negatively affect steel companies’ production thereby reducing the demand and prices for the metal ore we distribute and the processed scrap metal produced at our recycling facility, which will adversely impact our revenues and results of operations in the fourth quarter.  In addition, the primary mines from which most iron ore is sourced have been delaying the shipment of goods, cancelling annual price negotiations and have been using indexing or seasonal pricing in order to ensure higher ore prices.  As a result, manufacturers are experiencing increased raw material costs and have elected to decrease their inventories and production levels as they find it more difficult to operate their facilities profitably at current prices.  Consequently, our sales of ore and results of operations were adversely impacted for the third quarter and the first nine months of 2010.

We continue to refine our business model in response to fluctuations in market prices.  We seek to secure longer term supply contracts in response to known opportunities rather than sell goods purchased in the spot market.  Where possible, we structure transaction-specific terms with our customers in order to better manage risk and ensure an acceptable profit margin.  While this process can limit certain trading opportunities, we believe that it will enhance our competitive position as the market for ore prices recover.

We believe scrap metal recycling will become a strong growth driver for our company as natural resources continue to be depleted and larger amounts of unprocessed scrap metal become available as a result of increases in consumer demand for products made from steel that eventually are recycled.  Our scrap metal recycling facility in the Banqiao Industrial Zone of Lianyungang Economic Development Zone in the Jiangsu province of the PRC became operational in the second quarter of 2010.  This facility is capable of recycling automobiles, machinery, building materials, dismantled ships and various other scrap metals.  We sell and distribute the recycled scrap metal to the metal refinery industry in the PRC utilizing our existing network of metal ore customers.  During the third quarter of 2010, we shipped approximately 26,000 metric tons of scrap metal processed in our recycling facility, resulting in approximately $9.7 million of revenue.  In addition, we have taken advantage of current low prices of raw scrap metal to build up approximately $8.5 million of scrap metal inventory in anticipation of price increases in the fourth quarter of 2010 and, depending on the effects of government imposed energy restrictions, in 2011.

We have invested a total of approximately $33.9 million to acquire land use rights, construction and equipment purchases for the first phase of our scrap metal recycling facility.  These capital expenditures were derived from a portion of the net proceeds from our sales of securities and debt and vendor financing.  In the third quarter we installed an additional nine cutting machines which we purchased in June 2010 for a total of approximately $138,000 to expand the scrap metal processing capacity at our recycling facility from approximately 800,000 metric tons per year to approximately 850,000 metric tons per year.

 Acquisition of 19.9% ownership of Apollo Minerals

On June 8, 2010, we entered into a subscription agreement to acquire a 19.9% stake in Apollo Minerals Limited (“Apollo Minerals”).  On July 19, 2010 Apollo Minerals issued to us 29,250,000 shares of its common stock in exchange for A$4,387,500 (approximately $3.4 million), which resulted in our obtaining a 19.9% stake in Apollo Minerals.  Apollo Minerals intends to use the cash infusion to advance its exploration activities at its major iron ore project at Mount Oscar, which is located in the Pilbara region of West Australia (“Mount Oscar”).  Apollo Minerals has the rights to mine an iron ore deposit on Mount Oscar and has mining rights for iron ore, gold and copper in the Gawler Craton region of South Australia at Commonwealth Hill.  In addition, Apollo Minerals also issued to us five-year options to purchase an additional 5 million shares of common stock at A$0.25 (approximately $0.20) per share, half of which will vest on the first anniversary of issuance with the balance vesting on the second anniversary of issuance.  The options may only be exercised in order for the Company to maintain its 19.9% stake should Apollo Minerals issue additional common shares in the future. As part of our investment, Apollo Minerals has also agreed to give us the rights to purchase no less than 15% of the iron ore production from its mine at Mount Oscar at market rates.  We account for these securities as a cost method investment in our consolidated financial statements.

Our Performance

Our net revenues decreased approximately 32% in the third quarter of 2010 compared to the same period in 2009 while our gross profit margin increased to 5% from 4% over the same periods in 2009. Our operating expenses increased by $0.6 million in the third quarter compared to the same period in 2009 due to increased general and administrative expenses.  Our net loss in the third quarter was $0.4 million, compared with $1.4 million in the third quarter of 2009, as the impact of lower revenues and higher operating expenses incurred during the quarter were more than offset by the higher income tax expense and the $0.6 million unfavorable change in fair value on a derivative liability incurred in 2009.

Our net revenues decreased by 20% in the first nine months of 2010 compared with the same period in 2009 while our gross profit margin decreased to 4% from 10% over the same periods.  The results of operations for the first nine months of 2009 reflect a one-time sale transaction valued at $10.6 million with a gross margin of approximately 43%.  Excluding this transaction, revenues for the first nine months of 2010 would have been substantially unchanged from the prior year but with a slightly higher gross margin.  Our operating expenses during the first nine months of 2010 increased by $1.5 million compared to the same period in 2009, mainly due to increased general and administrative expenses.  Our net loss for the first nine months of 2010 was $0.6 million, compared to net income of $2.0 million from the same period of a year ago.  The 2010 results reflect the decreased revenue and margin and substantially higher operating expenses as discussed later in this section, partially offset by the gain from a vendor price adjustment and lower income tax expense.

Our Outlook

Our performance during the third quarter of 2010 showed decreased sales with a slightly higher gross margin in comparison to the same period in 2009.  However, we believe the investments we have made to diversify our revenue base through the start of our recycling operations will substantially improve our overall performance beginning in 2011.  Additionally, we believe our efforts to obtain consistent supply sources through our investment in Apollo Minerals will help us to attain better gross margins in metals trading and distribution in the coming years.

Our metals ore distribution business saw the price surge of metal ores that began in early 2009 lose momentum early in the second quarter and through the third quarter of 2010.  However, we believe the intermediate and long term demand trends and prices for metal ore in China remains very favorable and will gradually improve in 2011 once the adverse affects of the Chinese government imposed energy use restrictions are eliminated. We intend to continue our efforts to obtain consistent supply sources and secure longer term ore supply contracts with our customers.  We believe these efforts will allow us to be more opportunistic in the metals market with an eye towards increasing our gross margins.  We also believe that our scrap metal recycling products will see consistent acceleration in revenue and profit in 2011.

While the Chinese government’s restrictive energy policies will continue to negatively impact on our 2010 performance, we expect the restrictions to end before the beginning of 2011 and anticipate that our recycling operation will be the largest driver of revenue for the foreseeable future.  We believe there will be sufficient demand for our scrap metal to enable us to quickly recover following the end of the energy restrictions and we intend to rapidly ramp up our production utilization rates in 2011.  We intend to devote a significant amount of our resources toward these operations in the future and look to expand our recycling capabilities as needed and as opportunities arise.  Overall we believe our business is well positioned to grow substantially in the coming quarters with sufficient resources to support that growth.

RESULTS OF OPERATIONS

The table below summarizes the consolidated operating results for the three and nine month periods ended September 30, 2010 and 2009.  The percentages represent each line item as a percentage of revenues.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2010		2009		2010		2009
Net revenues	$18,682,407	100.0%	$27,312,276	100.0%	$44,258,579	100.0%	$55,207,948	100.0%
Cost of goods sold	17,768,877	95.1%	26,279,225	96.2%	42,589,285	96.2%	49,542,143	89.7%
Gross profit	913,530	4.9%	1,033,051	3.8%	1,669,294	3.8%	5,665,805	10.3%

Total operating expenses	1,030,643	5.5%	452,771	1.7%	2,954,734	6.7%	1,457,768	2.6%
Operating (loss) income	(117,113)	-0.6%	580,280	2.1%	(1,285,440)	-2.9%	4,208,037	7.6%

Net Revenues

Net revenues for the third quarter of 2010 decreased by approximately 32% over the same period in 2009, primarily as a result of a decrease in sales of iron ore ($18.6 million), processed recycled metal pellets ($4.3 million) and coke ($2.3 million), partially offset by $9.7 million in sales of processed scrap metal generated by our new scrap metal recycling facility, sales of manganese totaling $5.7 million and $1.1 million of chromium sales.

Net revenues for the first nine months of 2010 decreased by approximately 20% over the same period in 2009, as sales of iron ore decreased by $17.4 million, or 49%.  In addition, sales of processed recycled metal pellets decreased by $4.3 million and sales of coke decreased by $2.3 million.  These declines were partially offset by a $13.6 million increase in sales of processed scrap metal.  We began selling processed scrap metal in the second quarter of 2010 upon completion of construction of our scrap metal recycling facility.  The decreases in iron ore sales are attributable to lower demand for these products due to reduced production volumes by Chinese steel and alloy manufacturers that began midway through the second quarter of 2010 and continued through the third quarter.

Cost of Goods Sold

Cost of goods sold for the third quarter of 2010 was $17.8 million, a decrease of $8.6 million over the same period in 2009 and represents a gross profit margin of 4.9% compared to 3.8% in the third quarter of 2009.  This gross profit margin increase was primarily due to higher margins on our sales of iron ore, and a shift in sales mix toward manganese and chromium, partially offset by a gross margin of 0.8% on processed scrap metal as our costs of production remained high at our new recycling facility, which continues to ramp up to full production.

For the first nine months of 2010, cost of goods sold was $42.6 million, a decrease of $7.0 million from the same period in 2009, and represents a gross profit margin of 3.8% compared to 10.3% for the same period in 2009.  This profit margin decrease was primarily due to lower margins on iron ore sales, the absence of a one-time sale of chromium ore in the prior period valued at $10.6 million with a 43% profit margin, and sales of processed scrap metal comprising 30% of revenues for the period with a gross margin of 0.8%.

Total Operating Expenses

Operating expenses for the third quarter and first nine months of 2010 were $1.0 million and $3.0 million, respectively, representing increases of $0.6 million and $1.5 million over the same periods in 2009.

For the third quarter of 2010, the increase in operating expenses is primarily due to a $0.3 million increase in general and administrative expenses related to increased activities at our U.S. headquarters, including professional fees, other expenses associated with our SEC reporting obligations and stock-based compensation, and a $0.3 million increase in general and administrative expenses, mainly for employee compensation, at our operating subsidiaries in China.

For the nine months ended September 30, 2010, the $1.5 million increase consists primarily of a $0.8 million increase in general and administrative expenses due increases in operating costs in our U.S. corporate offices, including stock based compensation, $0.4 million of increased general and administrative expenses across all of our operating subsidiaries and a $0.3 million increase in selling expenses, primarily port charges warehouse and inspection fees and selling commissions in our commodities trading business.

Total Other Expense (Income)

Total other expense (income) includes interest expense, interest income, bank charges, government subsidy income, and gains and losses not reflected within income from operations.

Total other expense (income), decreased by $0.6 million in the third quarter of 2010, from $0.9 million in 2009 to $0.3 million in 2010 primarily as a result of a $0.6 million reduction in loss on the change in fair value of derivative liability, as the number of outstanding warrants that gave rise to the derivative liability was significantly lower in 2010 compared to 2009.

For the first nine months of 2010, total other income was $0.8 million, compared to total other expense of $1.1 million for the first nine months of 2009.  This change was primarily a result of a one-time gain from a vendor price adjustment ($1.0 million), and a gain on change in the fair value of the derivative liability of $0.1 million in 2010 compared with a loss of $0.6 million for the same period in 2009.  Other expense in both the third quarter and the first nine months of 2010 include $0.1 million of stock-based compensation expense related to loan guarantees we received from a related party. See “Liquidity and Capital Resources”.

Income Taxes

Income taxes for the third quarter and first nine months of 2010 was $15,531 and $0.1 million, respectively, compared with $1.1 million for the same periods in 2009.  Our income taxes are primarily the function of the application of a 16.5% effective income tax rate for our Hong Kong subsidiary, whose pre-tax income decreased substantially in the first nine months of 2010 as compared to the same period in 2009 due to significantly lower revenues and gross margin.

Net (Loss) Income

Our net loss in the third quarter of 2010 was $0.4 million, compared with a loss of $1.4 million in the third quarter of 2009.  The decrease in net loss is primarily due to the decrease in income taxes ($1.1 million) and other expense (income) ($0.6 million), partially offset by a $0.6 million increase in operating expenses.

Our net loss for the first nine months of 2010 was $0.6 million, compared to net income of $2.0 million from the same period of 2009 due to a decreases in revenues ($10.9 million) and gross profit ($4.0 million) and an increase in operating expenses ($1.5 million), partially offset by reductions in other expense (income) ($1.9 million) and income taxes ($1.0 million).

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash. At September 30, 2010 and December 31, 2009 we had cash and cash equivalents of $3.6 million and $0.7 million, respectively.  At September 30, 2010 our working capital was approximately $9.5 million as compared to approximately $5.3 million at December 31, 2009.

Although we have invested a total of $33.9 million as of September 30, 2010 for the acquisition of land use rights, construction and equipment purchases for the first phase of our scrap metal recycling facility in Lianyungang, China, we expect to expand the production capacity at this facility in the future and expect to build or acquire additional facilities in the future.  We have not set a timeframe for this expansion.

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

We also need to fund future capital expenditures for our existing operations, debt service and purchases of raw materials required in our recycling operations.  We have historically financed our cash needs primarily through sales of our common stock and warrants, internally generated funds and debt financing. We collect cash from our customers based on our sales to them and their respective payment terms.

On April 20, 2010 we sold to nine accredited and institutional investors 1,538,464 shares of our common stock for $6.50 per share and five year warrants to purchase an additional 1,538,464 shares of our common stock at an exercise price of $7.50 per share resulting in net proceeds to us of $9.1 million.  We also received an additional $13.2 million in proceeds and reduced amounts due to Mr. Yao in the amount of $500,000 during the first nine months of 2010 through the exercise of outstanding common stock purchase warrants and options.

We believe our working capital is sufficient for our operations for at least the next 12 months. We have a RMB 70 million (equivalent to $10.5 million at September 30, 2010) line of credit facility (“Line of Credit”) with the Bank of China that we entered into on September 4, 2009.  The proceeds from the Line of Credit are designated for property, plant and equipment expenditures related to our scrap metal recycling facility and is secured by these assets in addition to our land use right on which this facility was constructed.  The Line of Credit expires on September 3, 2012.  Interest is paid quarterly.  We made a principal repayment of RMB 15 million (equivalent to U.S. $2.2 million) on May 15, 2010 on this line of credit, and as of September 30, 2010, the balance outstanding under our Line of Credit was $8.2 million.   The remaining principal payments of RMB 30 million (equivalent to U.S. $4.4 million) and RMB 25 million (equivalent to U.S. $3.8 million) are due on due on August 25, 2011 and 2012, respectively.

We have bank facilities which provide for cash borrowings or the issuance of commercial letters of credit we require in our trading business in the aggregate amount of $78.2 million.  Approximately $71.5 was available from these facilities at September 30, 2010.

 On June 11, 2010 we entered into a Guaranty Cooperation Agreement with Henan Chaoyang Steel Co., Ltd. (“Henan Chaoyang”), a 85% owned Chinese limited liability company by our former director Mr. Heping Ma, in order to provide additional liquidity to meet our anticipated capital requirements to fuel the expected growth of our recently launched scrap metal recycling facility and the proposed future expansion of our metal ore distribution business.  Under the terms of this guaranty, Henan Chaoyang agreed to provide up to RMB 300 million (approximately $44,800,000) in loan guarantees to our subsidiary, Armet (Lianyungang) Renewable Resources Co., Ltd., for five (5) years for certain of our existing and pending bank lines of credit (see “Note 8 – Commitments and Contingencies – Loan Guarantee” to the unaudited consolidated financial statements).  On September 16, 2010 Mr. Ma resigned from our Board of Directors.

We have provided Henan Chaoyang with a counter-guarantee which provides that if Henan Chaoyang should be required to assume any of our obligations under the guaranteed loans, we agreed to pay off all of these obligations and related expenses in a timely manner.  We have the right to apply to other banks for credit lines at the same or lesser amounts if the pending applications are not approved, but the consent of Henan Chaoyang is required to apply to other banks for lines of credit.

As consideration for the guaranty, we issued Xianjun Ma, a designee of Henan Chaoyang 500,000 forfeitable shares of our common stock valued at $1,880,000 which will be recognized in our statement of operations over the five year guarantee period. Xianjun Ma is not related to Heping Ma, a former director of the Company. The amount of consideration is for the ability to utilize the guarantee and is not contingent on approval of any of the loans that are covered under the guarantee. Substantially all of our cash reserves are held in the form of RMB held in bank accounts at financial institutions located in the PRC.  Cash held in banks in the PRC is not insured.  In 1996, the Chinese government introduced regulations which relaxed restrictions on the conversion of the RMB; however restrictions still remain, including but not limited to restrictions on foreign invested entities.  Foreign invested entities may only buy, sell or remit foreign currencies after providing valid commercial documents at only those banks authorized to conduct foreign exchanges.  Furthermore, the conversion of RMB for capital account items, including direct investments and loans, is subject to PRC government approval.  Chinese entities are required to establish and maintain separate foreign exchange accounts for capital account items.  We cannot be certain Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB, especially with respect to foreign exchange transactions.  Accordingly, cash on deposit in banks in the PRC is not readily deployable by us for purposes outside of China.

The following table provides certain selected balance sheet comparisons as of September 30, 2010 and December 31, 2009.

	September 30, 2010	December 31, 2009	Increase (decrease)%
Cash	$3,553,832	743,810	$2,810,022	377.8%
Pledged Deposits	3,078,438	779,169	2,299,269	295.1%
Accounts receivable, net	20,882,226	28,390,528	(7,508,302)	-26.4%
Inventories, net	9,245,620	496,149	8,749,471	1763.5%
Advance on purchases	1,750,426	3,903,782	(2,153,356)	-55.2%
Prepaid value added taxes	1,105,337	-	1,105,337	na
Prepayments and other current assets	5,212,808	3,513,538	1,699,270	48.4%
Total current assets	44,828,687	37,826,976	7,001,711	18.5%

Loans payable	8,168,507	17,021,558	(8,853,051)	-52.0%
Current maturities of long term debt	4,478,882	2,193,881	2,285,001	104.2%
Accounts payable and other accruals	18,171,805	7,496,340	10,675,465	142.4%
Customer deposits	2,265,186	2,453,098	(187,912)	-7.7%
Corporate income tax payable	1,086,580	1,990,277	(903,697)	-45.4%
Advances from stockholder	1,029,679	35,475	994,204	2802.5%
Value added tax and other taxes payable	84,231	1,312,455	(1,228,224)	-93.6%
Total current liabilities	35,284,870	32,503,084	2,781,786	8.6%

Our current assets at September 30, 2010 increased by $7.0 million, or 19% from December 31, 2009; this reflects increases in inventories of $8.8 million, cash of $2.8 million, pledged deposits of $2.2 million and prepayments of $1.7 million, partially offset by a decrease in accounts payable $7.5 million.

Our current liabilities increased by $2.8 million, or 9%, at September 30, 2010 from December 31, 2009; this reflects an increase in accounts payable and other accruals of $10.7 million and advances from stockholder of $1.5 million, largely offset by decreases in current debt of $6.6 million and taxes payable of $2.1 million.

Pledged deposits increased by $2.3 million at September 30, 2010 from December 31, 2009.  We make these pledged deposits with financial institutions as collateral for Letters of Credit; the amounts will be released to pay vendors upon acceptance of goods.

Our accounts receivable, net of allowance for doubtful accounts, decreased approximately $7.5 million, mainly due to lower revenues.  All of our accounts receivables are aged less than 90 days.

Inventories increased by $8.7 million at September 30, 2010 from December 31, 2009, as we took advantage of lower steel prices and in anticipation of increased production at our steel recycling facility in the fourth quarter of 2010 and into 2011.  Our increase in accounts payable corresponds with this increase in inventory, along with certain other timing differences for payments to our suppliers and satisfaction of other current liabilities.

Advances on purchases and other prepayments, which include prepayments and deposits to vendors for inventory and pending purchases and value added tax on inventory purchases increased by $3.3 million at September 30, 2010 from December 31, 2009, as we continue to ramp up purchases for our operations at our metal recycling facility.  These advances on purchases are customary in our business and help us ensure available materials to take advantage of market opportunities and meet our commitments to our customers.

Loans payable and current maturities of long-term debt decreased approximately $6.6 million at September 30, 2010 from December 31, 2009 as a result of our repayment of $17.0 million of short term borrowings partially offset by a $2.2 million increase in the current maturity of our outstanding Line of Credit and cash borrowings of $8.2 million for working capital needs not covered under our bank letter of credit facilities.

Statement of Cash Flows

For the first nine months of 2010, our cash increased $2.8 million to $3.6 million.  This increase primarily consisted of $6.9 million of cash provided by operating activities, $14.1 million of cash provided by financing activities and $18.6 million of cash used in investing activities.

For the first nine months of 2009, cash increased by $1.5 million, mainly due to $16.1 million provided by financing activities, largely offset by $3.1 million of cash used in operating activities and $11.2 million used in investing activities.

Cash Provided by (Used in) Operating Activities

For the first nine months of 2010, cash provided by operating activities totaled $6.9 million, compared with ($3.1 million) of cash used in operating activities during the same period in 2009.  The increase in operating cash was mainly due to a decrease in accounts receivable of $7.8 million during the first nine months of 2010 compared with an increase of $6.6 million in the same period in 2009, as well as a larger increase in inventories, net of a corresponding increase in payables, in 2009 compared with 2010.

Cash Used in Investing Activities

For the nine months ended September 30, 2010 cash used in investing activities was $18.6 million, compared with $11.2 million in the same period in 2009.  The increase was mainly due to the investment in Apollo minerals ($3.4 million) and higher capital expenditures ($2.2 million).

Cash Provided by Financing Activities

Cash provided by financing activities for the first nine months of 2010 amounted to $14.1 million, compared with $17.6 million in the prior year.  During the first nine months of 2010 we received net proceeds from the sale of our common stock and the exercise of common stock warrants of $22.3 million, proceeds from new borrowings of $9.7 million and advances from our chief executive officer of $1.5 million.  These amounts were partially offset by debt repayments of $19.4 million.  During the first nine months of 2009 we received proceeds from new borrowings, net of repayments, of $17.4 million.

Off Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.  An off-balance sheet arrangement means a transaction, agreement or contractual arrangement to which any entity that is not consolidated with us is a party, under which we have:

	Any obligation under certain guarantee contracts;
	Any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets;
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

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This report contains forward-looking statements.  The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions.  This Quarterly Report on Form 10-Q and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance.  We have tried, wherever possible, to identify such statements by using words such as "anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,”  and similar expressions in connection with any discussion of future operating or financial performance.  In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results.  A list of factors that could cause our actual results of operations and financial condition to differ materially is set forth below, and these factors are discussed in greater detail under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 and our Form 10-Q for the nine months ended September 30, 2010:

·	China’s restrictive energy policy is adversely impacting our operations.
·	Continued global economic weakness is expected to reduce demand for our products.
·	Our ability to obtain sufficient capital to fund our planned expansion and construction of a scrap metal recycling facility.
·	Fluctuations in raw material prices may affect our operating results as we may not be able to pass on cost increases to customers.
·	Our ability to manage growth in operations to maximize our potential growth and achieve our expected revenues.
·	Our organic growth strategy, if unsuccessful, may result in a negative impact on our growth, financial condition, results of operations and cash flow.
·	Our ability to successfully complete construction of our proposed scrap metal recycling facility, or, even if constructed, our ability to operate the proposed recycling facility profitably.
·	Our ability to successfully implement our acquisition growth strategy and meet growth and revenue expectations.
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

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective at September 30, 2010 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.  In their evaluation, management determined that our disclosure controls and procedures were not effective as a result of the deficiency regarding policies and procedures pertaining to non-sale dispositions of securities by our management in the absence of consultation with our counsel. This control weakness resulted in the removal of a restrictive legend on 1.3 million shares of restricted stock owned by Kexuan Yao, our CEO, based on an incorrect June 25, 2010 legal opinion that was not obtained from our SEC counsel.  We relied on this opinion in June 2010 when we requested the removal of the restrictive legend on the 1.3 million shares of stock owned by Mr. Yao.

Our Board has adopted a framework of remedial actions to strengthen corporate governance practices, including establishing policies which require:

•	Establishing a policy which requires executive officers and directors to consult with Company counsel on all matters of securities law
•	Requiring independent director approval of the engagement of special securities counsel for the Company; and
•	Requiring our transfer agent to seek an opinion of counsel from our securities counsel prior to the issuance of shares of our common stock without a restrictive legend.

Our Board has instructed the Nominating and Governance Committee of the Board to draft additional policies incorporating this remedial framework, and the Board intends to approve these additional policies prior to year end.  As these elements of the remedial framework are implemented, the Nominating and Governance Committee will monitor their implementation.

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

Certain legal proceedings in which we are involved are discussed in Note 8 – “Commitments and Contingencies” to our notes to unaudited consolidated financial statements for the nine month period ended September 30, 2010, which is incorporated by reference.

Item 1A.	Risk Factors

China’s restrictive energy policy is adversely impacting our operations.

During the third and fourth quarters of 2010 the Chinese authorities mandated a significant reduction of energy usage and instituted “rolling brownouts” in an effort to meet the targets for energy consumption and emissions set by the 11th Five Year Plan (2006-2010).  This policy has adversely impacted our revenues in our third quarter of 2010 by reducing our ability to operate our recycling facility.  In addition, while our recycling facility will have access to power when the restrictions are in place during the fourth quarter of 2010, it is unclear at this time as to the number of hours per day and days per week when power will be available and whether the restrictions will be in place for the remainder of 2010. The energy restrictions are expected to negatively affect steel companies’ production thereby reducing the demand and prices for the metal ore we distribute and the processed scrap metal produced at our recycling facility.  While we believe that the current restrictions will be eliminated with the implementation of China’s 12th Five Year Plan (2011-2015) on January 1, 2011, there are no assurances that additional energy use restrictions may be imposed. Any continuation of these restrictions will adversely impact our results of operations in future periods.  We are also unable to predict at this time whether additional energy policies will be adopted by the Chinese government that could adversely impact our operations in future periods.

Additional risk factors describing the major risks to our business can be found under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.  Other than the risk factor included above, there has been no material change in our risk factors from those previously discussed in the Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On February 5, 2010, the Company issued 80,000 shares of its common stock to China Direct Investments, Inc. as consideration for management and accounting consulting services for the period beginning January 1, 2010 through December 31, 2010. The services are earned and forfeitable on a ratable basis throughout each quarter during the year. For the nine months ended September 30, 2010, the Company expensed $283,622 as consulting fee for 60,000 shares already earned and the remaining unearned 20,000 shares were valued at $3.47 per share, or 69,400 in aggregate, which was recorded as deferred compensation as of September 30, 2010.  The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on an exemption provided by Section 4(2) of that act.

On June 22, 2010 the Company issued 500,000 shares of its common stock valued at $1,880,000 to Xianjun Ma, a designee of Henan Chaoyang Steel Co., Ltd. (“Henan Chaoyang”), a Chinese limited liability company that is 85% owned by the Company’s former director, Mr. Heping Ma as consideration for providing unlimited joint guarantees to one of our subsidiaries for certain of its existing and pending bank lines of credit aggregating to approximately $44,800,000 for a period of five years. Xianjun Ma is not related to Mr. Ma. The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that act.

On July 9, 2010, the Company issued 22,500 shares to Bespoke Growth Partners, Inc. as consulting fees for investor relations services rendered valued at $3.49 per share for $78,525. The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that act.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

Item 6.	Exhibits

No.	Description
10.22	Banking Facilities Agreement between Armco & Metawise (H.K.) Limited and DBS Bank (Hong Kong) Limited dated August 6, 2010.*
10.23	Uncommitted Banking Facilities Agreement between Armco & Metawise (HK) Limited and ING Bank, N.V. dated August 12, 2010.*
10.24	Amendment No. 1 dated July 23, 2010 to the Uncommitted Trade Finance Facilities Agreement between Armco & Metawise (H.K.) Limited and RZB Austria Finance (Hong Kong) dated March 25, 2009.*
10.25	Loan Cooperation Agreement between Fremery Holdings, Ltd. and China Armco Metals, Inc. dated August 5, 2010.*
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer*
32	Section 1350 Certification of Chief Executive Officer and the Chief Financial Officer*

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

China Armco Metals, Inc.

Date: November 15, 2010	By:	/s/ Kexuan Yao
Kexuan Yao
CEO and Chairman
(Principal executive officer)

Date: November 15, 2010	By:	/s/ Fengtao Wen
Fengtao Wen
Chief Financial Officer
(Principal financial and accounting officer)