Form 10-Q/A
period 2010-03-31
China Armco Metals, Inc.
filed 2011-03-31
CIK 1410711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
Amendment No. 1
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010
or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ___________________

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

EXPLANATORY PARAGRAPH

China Armco Metals, Inc. (the “Company”) is filing this Quarterly Report on Form 10-Q/A (Amendment No. 1) for the period ended March 31, 2010 (the “Form 10-Q/A”) for the sole purpose of replacing Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2010 (Unaudited) appearing on pages 5 of its Form 10-Q filed with the U.S. Securities and Exchange Commission on May 17, 2010 (the “Form 10-Q”).  The non-final incorrect version of the Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2010 (Unaudited) was inadvertently included in the Company’s 10-Q.  This Form 10-Q/A includes final correct version of the Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2010 (Unaudited) and contains currently dated certifications as Exhibits 31.1, 31.2 and 32.1.  No attempt has been made in this Form 10-Q/A to modify or update any other information presented in the Form 10-Q as previously filed nor does this Form 10-Q/A reflect events occurring after the filing of the Form 10-Q or modify or update those disclosures that may be affected by subsequent events.

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

See accompanying notes to unaudited consolidated financial statements

CHINA ARMCO METALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2010
(Unaudited)

	Common Stock, $0.001 Par Value					Accumulated Other Comprehensive Income
	Number of Shares	Amount	Additional Paid-in Capital	Deferred Compensation	Retained Earnings	Foreign Currency Translation Gain	Total Stockholders' Equity
Balance, December 31, 2008	10,092,449	$10,092	6,942,588	$-	$7,967,064	$369,202	15,288,946
The cumulative adjustment from the warrants derivative liability at January 1, 2009 upon adoption ofFASB ASC 815-40-15 (formerly "EITF 07-5")			(5,097,404)		1,845,455		(3,251,949)
Issuance of common stock upon exercise of warrants to purchase 5,000 shares at $5.00 per share on January 30, 2009	5,000	5	24,995				25,000
Issuance of common stock to Hayden Communications IR serviecs at $1.50 per share on May 7, 2009	7,000	7	10,493				10,500
Issuance of restricted stock to CEO and Director pursuant to 2009 Stock Incentive Plan fo future services valued at $3.28 per share granted on October 26, 2009	206,250	206	676,294	(676,500)			-
Comprehensive income
Net income					5,124,396		5,124,396
Foreign currency translation loss						(71,521)	(71,521)
Total comprehensive income							5,052,875
Balance, December 31, 2009	10,310,699	10,310	2,556,966	(676,500)	14,936,915	297,681	17,125,372
Issuance of common stock upon exercise of warrants to purchase 1,324,346 common shares at $5.00 per share for the three-month period ending March 31, 2010	1,324,346	1,325	6,620,405				6,621,730
Issuance of 78,217 common shares upon cashless exerciseof warrants to purchase 167,740 common shares at $5.00 per share for the three-month period ending March 31, 2010	78,217	78	(78)				-
Extinguishment of derivative liability associated with the exercise of warrants to purchase common stock			1,875,026				1,875,026
Reclassification of derivative liability to addtional paid-in capital associated with the waiver of anti-dilution provisions of warrants to purchase 1, 031,715 common shares			1,292,227				1,292,227
Issuance of common stock to China Direct Industries, Inc. for consulting services	80,000	80	673,022	(563,400)			109,702
Amortization of deferred compensation				59,792			59,792
Comprehensive income (loss)
Net income					53,224		53,224
Foreign currency translation loss						(3,939)	(3,939)
Total comprehensive income (loss)							49,285
Balance, March 31, 2010	11,793,262	$11,793	$13,017,568	$(1,180,108)	$14,990,139	$293,742	$27,133,134

See accompanying notes to unaudited consolidated financial statements

CHINA ARMCO METALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended	For the Three Months Ended
	March 31, 2010	March 31, 2009
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$53,224	$297,462
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities
Depreciation expense	24,415	18,033
Amortization expense	11,482	39,648
Change in fair value of derivative liability	321,754	(169,826)
Stock based compensation	169,494	-
Changes in operating assets and liabilities:
Accounts receivable	14,986,098	1,907,901
Inventories	458,375	(1,623,282)
Advance on purchases	422,443	352,071
Prepayments and other current assets	(2,503,657)	82,565
Accounts payable	640,907	5,274,564
Customer deposits	467,609	(521,128)
Taxes payable	(846,233)	(263,217)
Accrued expenses and other current liabilities	1,256,788	(244,474)
NET CASH PROVIDED BY OPERATING ACTIVITIES	15,462,699	5,150,317

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from release of pledged deposits	564,495	-
Payment made towards pledged deposits	-	(2,943,372)
Purchases of property and equipment	(5,536,245)	(1,065,260)
NET CASH USED IN INVESTING ACTIVITIES	(4,971,750)	(4,008,632)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loans payable	(17,022,321)	-
Proceeds from long-term debt	1,462,822	(2,914,345)
Amounts received from (paid to) related parties	1,835,137	(196,973)
Exercise of warrants	6,621,652	25,000
NET CASH USED IN FINANCING ACTIVITIES	(7,102,710)	(3,086,318)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(6,958)	5,693
NET CHANGE IN CASH	3,381,281	(1,938,940)
Cash at beginning of period	743,810	3,253,563
Cash at end of period	$4,125,091	$1,314,623

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$338,133	$18,036
Taxes paid	$974,865	$-

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

Unless otherwise noted, the rate presented below per U.S. $1.00 was the noon buying rate for RMB in New York City as reported by the Federal Reserve Bank of New York on the date of its consolidated balance sheets through December 31, 2008 and the interbank rate as quoted by OANDA Corporation ( www.oanda.com ) as of January 1, 2009 and forward contained in its consolidated financial statements.  Management believes that the difference between RMB vs. U.S. dollar exchange rate quoted by the PBOC and RMB vs. U.S. dollar exchange rate reported by OANDA Corporation or the Federal Reserve Bank of New York were immaterial.  Translations do not imply that the RMB amounts actually represent, or have been or could be converted into, equivalent amounts in U.S. dollars.  Translation of amounts from RMB into U.S. dollars has been made at the following exchange rates for the respective periods:

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
atraw21 Treasury Stock method
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

NOTE 3 – PLEDGED DEPOSITS

Pledged deposits represent cash with financial institutions as collateral to the letters of credit issued by these financial institutions to be released to pay vendors upon receipt of goods by the Company.  Pledged deposits at March 31, 2010 and December 31, 2009 consisted of the following:

	March 31, 2010		December 31, 2009
Letters of credit	82,830	*	194,700
Henan Armco
Letters of credit	131,938		584,469

	214,768		779,169

* Pledged deposits at March 31, 2010 are in the process of being released to the Company due to vendor’s non-performance.

China Armco Metals, Inc. and Subsidiaries
March 31, 2010
Notes to the Consolidated Financial Statements
(Unaudited)

NOTE 4 – INVENTORIES

Inventories at March 31, 2010 and December 31, 2009 consisted of the following:

	March 31, 2010	December 31, 2009
Goods purchased	37,854	496,149

	37,854	496,149

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, stated at cost, less accumulated depreciation at March 31, 2010 and December 31, 2009 consisted of the following:

	Estimated Useful Life (Years)	March 31, 2010	December 31, 2009
Buildings and leasehold improvements	20	$493,840	$393,418
Construction in progress (i)		24,301,195	18,994,767
Machinery and equipment	7	46,135	18,376
Vehicles	5	370,799	291,787
Office equipment	5-8	105,351	80,965
		25,317,320	19,779,313
Less accumulated depreciation (ii)		(159,469)	(136,452)
		$25,157,851	$19,642,861

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

Warrant activities

The table below summarizes the Company’s warrant activities as of March 31, 2010:

	Number of Warrant Shares	Exercise Price Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value
Balance, December 31, 2008	2,728,913	$5.00	$5.00	$-	$-

Granted	-	-	-	-	-
Canceled	-	-	-	-	-
Exercised	(5,000	5.00	5.00	-	-
Expired	-	-	-	-	-
Balance, December 31, 2009	2,723,913	$5.00	$5.00	$-	$-

Granted	-	-	-	-	-
Canceled for cashless exercise	(89,523	-	-		-

Exercised (Cashless)	(78,217	-	-		-
Exercised	(1,324,345	5.00	5.00	-	-
Expired	-	-	-	-	-
Balance, March 31, 2010	1,231,828	$5.00	$5.00	$-	$-

Earned and exercisable, March 31, 2010	1,231,828	$5.00	$5.00	$-	$-

Unvested, March 31, 2010	-	$5.00	$5.00	$-	$-

The following table summarizes information concerning outstanding and exercisable warrants as of March 31, 2010:

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$5.00	1,231,828	3.25	$5.00	1,231,828	3.25	$5.00

$5.00	1,231,828	3.25	$5.00	1,231,828	3.25	$5.00

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

Net Cash Provided by (Used in) Operating Activities

In the first quarter of 2010, net cash provided by operating activities of $15.5 million was mainly comprised inflows related to a decrease in accounts receivable of $15.0 million, a decrease in inventory of $458,000, a decrease in advance of purchases of $422,000 and increases in accrued liabilities of $1.3 million, accounts payable of $641,000 and customer deposits of $468,000.  These inflows were partially offset by cash used by an increase in prepayments and other current assets of $2.5 and decrease in taxes payable of $846,000.

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

Off Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. An off-balance sheet arrangement means a transaction, agreement or contractual arrangement to which any entity that is not consolidated with us is a party, under which we have:

●	Any obligation under certain guarantee contracts;
●	Any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets;
●
Any obligation under a contract that would be accounted for as a derivative instrument, except that it is both indexed to our stock and classified in stockholder’s equity in our statement of financial position; and

●
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

China Armco Metals, Inc.

Date: March 31, 2011	By:	/s/ Kexuan Yao
Kexuan Yao
CEO and Chairman
(Principal executive officer)

Date: March 31, 2011	By:	/s/ Fengtao Wen
Fengtao Wen
Chief Financial Officer
(Principal financial and accounting officer)