Form 10-K
period 2010-12-31
China Armco Metals, Inc.
filed 2011-03-31
CIK 1410711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 001-34631

CHINA ARMCO METALS, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-0491904
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Waters Park Drive, Suite 98, San Mateo, California	94403
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 212-7620

Securities registered under Section 12(b) of the Act:

Title of each class registered:	Name of each exchange on which registered:
Common Stock, par value $0.001	NYSE Amex LLC

Securities registered under Section 12(g) of the Act:
None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.  $23,026,817 on June 30, 2010.

As of March 27, 2011 the registrant had 15,131,086 shares of its common stock outstanding.

Documents Incorporated by Reference:

Portions of the registrant’s definitive proxy statement relating to its 2011 Annual Meeting of Shareholders, to be filed no later than 120 days after the close of the registrant’s year ended December 31, 2010 are hereby incorporated by reference in Part III of this Annual Report on Form 10-K.

CHINA ARMCO METALS, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Throughout this report, or in other reports or registration statements filed from time to time with the Securities and Exchange Commission under the Securities Exchange Act of 1934, or under the Securities Act of 1933, as well as in documents we incorporate by reference or in press releases or oral statements made by our officers or representatives, we may make statements that express our opinions, expectations, or projections regarding future events or future results, in contrast with statements that reflect historical facts.  These predictive statements, which we generally precede or accompany by such typical conditional words as “anticipate,” “intend,” “believe,” “estimate,” “plan,” “seek,” “project” or “expect,” or by the words “may,” “will,” or “should,” are intended to operate as “forward-looking statements” of the kind permitted by the Private Securities Litigation Reform Act of 1995, incorporated in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act.  That legislation protects such predictive statements by creating a “safe harbor” from liability in the event that a particular prediction does not turn out as anticipated.

While we always intend to express our best judgment when we make statements about what we believe will occur in the future, and although we base these statements on assumptions that we believe to be reasonable when made, these forward-looking statements are not a guarantee of performance, and you should not place undue reliance on such statements.  Forward-looking statements are subject to many uncertainties and other variable circumstances, many of which are outside of our control, that could cause our actual results and experience to differ materially from those we thought would occur.

The following listing represents some, but not necessarily all, of the factors that may cause actual results to differ from those we may have anticipated or predicted:

•	We operate in cyclical industries and we experience volatile demand for our products.
•	Our ability to operate our scrap metal recycling facility efficiently and profitably.
•	Our ability to obtain sufficient capital to fund a potential expansion of our scrap metal recycling facility.
•	Our ability to establish adequate management, legal and financial controls in the United States and the PRC.
•	The availability to us of supplies of metal ore and scrap metal upon favorable terms.
•	The availability of electricity to operate our scrap metal recycling facility.
•	Fluctuations in raw material prices may affect our operating results as we may not be able to pass on cost increases to customers.
•
The lack various legal protections in certain agreements to which we are a party which are customarily contained in similar contracts prepared in the United States and which are material to our operations.

•	Our dependence on our key management personnel.
•	Our potential inability to meet the filing and internal control reporting requirements imposed by the SEC.
•	The effect of changes resulting from the political and economic policies of the Chinese government on our assets and operations located in the PRC.
•	The limitation on our ability to receive and use our revenues effectively as a result of restrictions on currency exchange in the PRC.
•	The impact on future inflation in China on economic activity in China.
•	Our ability to enforce our rights due to policies regarding the regulation of foreign investments in the PRC.
•
The restrictions imposed under regulations relating to offshore investment activities by Chinese residents and the increased administrative burden we face and the creation of regulatory uncertainties that may limit or adversely affect our ability to complete any business combinations with our PRC-based subsidiaries.

•	Our ability to comply with the United States Foreign Corrupt Practices Act which could subject us to penalties and other adverse consequences.
•	The provisions of our articles of incorporation and bylaws which may delay or prevent a takeover which may not be in the best interests of our shareholders.
•	Our controlling stockholders may take actions that conflict with your interests.

Additional factors that could cause actual results, performance or achievements to differ materially from the forward-looking statements contained herein include, but are not limited to, those discussed in the section headed "Risk Factors" in this Form 10-K.  In light of these and other risks and uncertainties, the inclusion of forward-looking statements in this Form 10-K should not be regarded as representations by us that our plans and objectives will be achieved.  We do not intend to update these forward-looking statements in connection with our ongoing disclosure obligations pursuant to the SEC disclosure rules or other requirements of the stock exchange upon which our securities are listed.

i

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms the “Company,” "we," "us," "ours," and similar terms refers to China Armco Metals, Inc., a Nevada corporation, and our subsidiaries, the term “MT” refers to metric tons, the term “PRC” refers to the People’s Republic of China and the term “Facility” refers to our new metal recycling facility located in the Banqiao Industrial Zone of Lianyungang Economic Development Zone in the Jiangsu province of the PRC.

When used in this report, “2008” means the fiscal year ended December 31, 2008, “2009” means the fiscal year ended December 31, 2009, “2010” means the fiscal year ending December 31, 2010 and “2011” means the fiscal year ending December 31, 2011.

The information which appears on our web site at www.armcometals.com is not part of this report.

PART I

ITEM 1.	BUSINESS.

Overview

We are a U.S. company that is engaged in metal ore trading and distribution and scrap metal recycling.  Our operations are conducted primarily in the PRC.

In our metal ore trading and distribution business, we import, sell and distribute to the metal refinery industry in the PRC a variety of metal ore which includes iron, chrome, nickel, copper and manganese ore, as well as non-ferrous metals, and coal.  We obtain these raw materials from global suppliers primarily in Brazil, India, Indonesia, Ukraine and the United States and distribute them in the PRC.  In addition, we provide sourcing and pricing services for various metals to our network of customers.

In our scrap metal recycling business, we recycle scrap metal and sell the recycled product to steel mills for use in the production of recycled steel.  Our scrap metal recycling business is conducted through the Facility, which commenced formal operations in the third quarter of 2010.

Steel Industry and Market for Iron Ore

The PRC is the largest developing country in the world, and the demand for steel has been growing steadily over the past decade as the country continues to experience an industrial revolution.  We believe that domestic steel production will continue to increase at current levels as the PRC continues to grow.  The steel industry is an important basic industry of the PRC’s national economy, and it plays a vital role in the PRC’s industrialization efforts.  According to the World Steel Association, worldwide crude steel production reached 1,414 million MT for 2010.  This represented an increase of 15.0% compared to 20091.  Crude steel production in the PRC reached 626.7 million MT in 2010, an increase of 9.3% compared to 20092.  The PRC’s share of world steel production accounted for 33.8% of global production in 2006, and increased to 44% of global production in 20103.

Current world demand for iron ore presently exceeds supply, and as a result we believe there will be sustained upward pressure on prices.   Moreover, the PRC is the largest importer of iron ore in the world.  The PRC imported 628 million MT of iron ore in 2009, an increase of 184 million MT, or 41.6%, from 2008.4  In 2010, the PRC imported approximately 619 million MT of iron ore, a decrease of 1.46% from 2009, accounting for 66% of global shipments of iron ore.5  The demand for iron ore in the PRC is expected to increase by 6% in 2011.6

Scrap Metal Recycling Industry

The PRC is the largest market in the world for scrap metal that is used in the production of steel.  The PRC produced over 626 million MT of steel for the year ended December 31, 2010.  We anticipate that our growth will be enhanced by favorable Chinese government environmental and other economic stimulus policies, which seek to reduce pollution and save energy. The Chinese government’s stated goal in 12th Five Year Plan (2011-2015) is to increase consumption of scrap metal by producers from 15% in 2010 to 20% in 2015.  It is less costly to recycle metal than to mine iron ore and manipulate it through the production process to form 'new' steel.  Metal does not lose any of its inherent physical properties during the recycling process and the recycling process has drastically reduced energy and material requirements as compared to the refinement from iron ore.  The continued utilization of scrap metal is a vital component of the Chinese steel manufacturing industry.  Every ton of steel recycled saves 2,500 pounds of iron ore; 1,400 pounds of coal, and 120 pounds of limestone.7  Recycled steel requires 60% less energy, reduces air pollution by 86% and water pollution by 76% as compared to traditional iron ore to steel processing methods.89
_______________

1 http://www.worldsteel.org/?action=newsdetail&id=319
2 http://www.worldsteel.org/?action=newsdetail&id=319
3 http://wuliu.acs.gov.cn/sites/xmwz/sjbsc.jsp?contentId=2596474013058
4 http://www.chinamining.org/News/2010-01-14/1263456549d33404.html
5 http://www.ironoreteam.com/content/china-2010-iron-ore-imports-down
6 http://www.miningweekly.com/article/china-iron-ore-imports-to-rise-6-pct-in-2011---cccmc-2011-03-17

Based upon Chinese government’s estimate that 880 million MT of steel will be consumed annually by the year 2015, domestic demand for scrap is likely to substantially increase by 2015.

The PRC's crude steel consumption is expected to increase by 50 million MT in 2011, and accordingly we expect that demand for scrap metal will continue to be strong.10  It is estimated that the PRC’s total demand for scrap metal in 2011 will be 125 million MT.11

The amount of domestic steel available for recycling is largely a function of the amount of steel in products or other applications nearing the end of their useful lives. Much of the PRC’s steel reserves, or the steel in use in the PRC today, has only recently been put into use. For example, according to the China Iron and Steel Association, the accumulated steel product consumption in the PRC from 1949 to 2007, or the total volume of steel products consumed during that period, was approximately 4.13 billion MT, of which approximately 2.23 billion MT, or approximately 54%, was consumed in the period from 2001 to 2007.

Many of the steel products in use in the PRC today have yet to reach the end of their useful lives. However, that is expected to change in the near future because many of the products put into use in the PRC over the last few years have relatively short life spans, such as vehicles and home appliances.  Moreover, many buildings and other infrastructure projects with longer life spans that were built during the early stages of the PRC’s industrialization are soon expected to reach the end of their useful lives.  We expect that each of these products will provide a significant source of domestic scrap steel available for recycling.

In addition, the PRC’s steel production technology has become increasingly efficient, and enhancements in production technology have resulted in a reduction of scrap steel produced by steel manufacturers.  As a result, the amount of scrap steel created by steel companies per MT of steel produced has decreased.

We expect the increasing focus on environmental matters and efficient utilization of resources will further strengthen demand for scrap steel in domestic steel production in the PRC. With the expected increase in steel available for recycling, we believe scrap steel recycling companies with strong domestic supply networks like us should be particularly well positioned to capitalize on these trends.

Prices of scrap steel are highly correlated to the price of steel. According to the China Association of Metal Scrap Utilization, the spread between hot rolled coil prices and average scrap steel prices in the PRC remained relatively constant over the past few years. As a result, factors that affect the price of steel in the PRC often have a similar impact on the price of scrap steel in the PRC.

The PRC government has identified the scrap metal recycling industry as a way to minimize the use of scarce natural resources and reduce energy consumption and emissions in the steel manufacturing industry.  In July 2005, the PRC’s “Steel Industry Development Policy” recommended that domestic steel producers increase the use of scrap metal in the production of steel.  The PRC also implemented a preferential tax policy that provided us with an exemption from income tax in 2008 and 2009, followed by a 50% income tax exemption for 2010 through 2012.  In February 2006, The National Development and Reform Commission of the PRC, The Ministry of Science and Technology of the PRC, and The Ministry of Environmental Protection of the PRC jointly issued the “Automotive Products Recycling Technology Policy.”  Under the terms of this policy, auto makers were charged with the responsibility to recover and recycle abandoned vehicles.  We believe that this law has increased the availability of raw materials necessary for scrap metal recycling.
_______________

7 http://www.journalofcommerce.com/article/id23321/steel
8 http://www.cnljxh.com/ZCFG/2010/12/15/1215H2CA3.html
9 http://www.steelinfo.com.cn/luliao/news.asp?col=hyzx&id=28853
10 http://www.commodityonline.com/news/India-China-to-decide-steel-demand-in-2011-34106-3-1.html
11 http://www.hb-xf.com/shownews.asp?id=154

The PRC government also encourages the development of the scrap metal recycling industry.  After the accession to the World Trade Organization, the PRC government adopted a favorable policy of zero tariffs on scrap steel imports and implemented a quota-free policy on the volume of imports via self-registration.  In order to facilitate and regulate the domestic scrap steel recycling market, the PRC government further revised the PRC’s taxation policy on waste to encourage development of the scrap steel recycling industry. In addition, the PRC government increased the export tax rebate for some products effective April 2009.  The rebate for some steel and non-ferrous metal products increased to 13% effective April 2009.  We believe these measures will continue to benefit the scrap metal industry in the PRC over the next few years.

Our Metal Ore Trading and Distribution Business

We believe that we are a leader in the PRC in the trading and distribution of metal ore and non-ferrous metals to the metal refining industry in the PRC.  The PRC is the largest non-ferrous metal consuming country in the world.

Our products include a wide variety of metal ores such as iron ore, chrome ore, nickel ore, copper ore, manganese ore and scrap metal.  We obtain our products from global suppliers in primarily Brazil, India, Indonesia, Ukraine, and the United States.  We have established strong relationships with our clients and service their needs through our internal sales representatives and other company resources.

Customers.

We sell processed and non-ferrous ore to end-users such as specialty steelmakers, foundries, aluminum sheet and ingot manufacturers, copper refineries and smelters, brass and bronze ingot manufacturers, wire and cable producers, utilities and telephone networks.  In addition to coal and steel billet (which is a section of steel used for rolling into bars, rods and sections), we buy and sell the following metal ore from time to time:

•	Iron Ore, which is the raw material used to make pig iron, which is in turn one of the main raw materials used to make steel. Approximately 98% of the mined iron ore is used to make steel;
•	Chrome Ore, which is used to reinforce steel and, in association with high carbon, gives resistance to wear and abrasion. It is also used in heat-resisting steels and high duty cast irons;
•
Nickel Ore, which is a silvery-white metal that takes on a high polish.  It belongs to the transition metals, and is hard and ductile.  It occurs most usually in combination with sulfur and iron in pentlandite, with sulfur in millerite, with arsenic in the mineral nickeline, and with arsenic and sulfur in nickel glance;

•	Copper Ore, which is used as a heat conductor, an electrical conductor, as a building material and as a constituent of various metal alloys;
•	Manganese Ore, which is a chemical element that is used industrially as pigments and as oxidation chemicals; and
•	Magnesium Ore, which is used in aluminum alloying. The addition of magnesium to aluminum produces high-strength, corrosion-resistant alloys.

Suppliers.

In general, we obtain ferrous and non-ferrous ore from a variety of sources, including mining companies, brokers and other intermediaries.  Our metal ore distribution business requires a significant amount of working capital to pay for the various ore and scrap metal we purchase and distribute.  We currently finance these purchases through a combination of various facilities, including letters of credit, bank credit lines, internally generated funds and loans from Kexuan Yao, our Chairman and Chief Executive Officer.  We believe that our access to sufficient capital is critical to our future growth in this business.  In January 2011, we entered into a contract with a Brazilian company, Mineracao Usiminas S.A., pursuant to which we agreed to purchase 150,000 MT of iron ore for distribution in the PRC.  In March 2011, we received delivery of the 150,000 MT of iron ore.  We are focusing our efforts on securing additional contracts for various ore and metals and are in the early stages of evaluating potential new supply opportunities.

In 2010, our five top suppliers in our metal ore business were:

•	Oversea Enterprise PTE Ltd.;
•	SMS Trading LLP;
•	Lin Yi Li Recycling Resources Development Co.;
•	Anhui Tai Metal Ore Import and Export Co., Ltd.; and
•	Tan Cheng Lu Yuan Recycling Resources Development Co., Ltd.

Our current practice is to enter into single transaction contracts for the purchase and sale of metal ore, in which the sales price charged to our customers is based on the price we pay for the metal ore plus a predetermined amount.  In the future, our goal is to enter into either long-term contracts with both suppliers and customers or negotiated spot sales contracts which establish the quantity purchased for the month.

In general, the price we charge for ore depends upon market demand, supply and transportation costs, as well as quality and grade of the metal ore.  In many cases, our selling price also includes the cost of transportation to the destination port of the end-user.

Our Metal Recycling Operations

In the third quarter of 2010, we commenced formal operations at the Facility, which is located in the Banqiao Industrial Zone of Lianyungang Economic Development Zone in the Jiangsu province of the PRC, one of the PRC’s major industrial centers.  The Jiangsu province is located in eastern PRC.  Lianyungang is home to one of the PRC's 10 largest deep-sea ports and has large ship access.  Lianyungang is also located near 11 steel mills in the Jiangsu province.  The Facility is strategically located near this deep-sea port.

The Facility is situated on 32 acres.  As discussed below, if we decide to expand the Facility, we can do so on the existing site.  The Facility includes a scrap metal cutting production line, a large scrap metal cutting line, light thin waste/thin metal packing line and a preproduction facility that includes scrap metal grasping machines, scrap transportation machines, radiation detection equipment, factory, administrative and operations offices, material pile stock and load meters.  The Facility is designed to recycle machinery, building materials, automobile parts and various other scrap metals and to dismantle ships.  The Facility is designed to have a production capacity to recycle approximately one million MT of metal annually, which includes 800,000 MT from a shredder and 200,000 MT from cutting machines. We believe we are the first company to install and operate in the PRC a Texas Shredder Lindeman System, one of the most advanced metal recycling systems in the world.

We recycle scrap metals at the Facility using both heavy equipment and manual labor. Recycling scrap metal consists of a variety of steps, including collecting, inspecting, sorting, stripping, shearing, cutting, shredding and bailing. The precise steps involved depend upon the types and condition of the raw materials that we purchase.

For thin scrap metal, we primarily use our shredder to process the raw material, and for the medium and larger sized scrap metal, we use hydraulic machinery, including cutting machines, and manual labor to break down the scrap metals into standard sized pieces. In the shredding process, the ferrous metal is separated from other metals by an automated electronic magnetic drum.  We also recover non-ferrous scrap metal through the use of an eddy current separator in the shredding process, which separates non-ferrous metals from non-metal materials. The non-ferrous metals are then manually separated into copper, aluminum and other non-ferrous metals, primarily based on color and weight of the extracted metal pieces.

We commenced operations at the Facility in the third quarter of 2010, and in 2010 we processed and sold approximately 49,607 MT of scrap metal to five customers, four of whom each accounted for more than 10% of our scrap metal recycling revenue.  In 2009, the Facility was under construction and therefore we did not process any scrap metal.

In 2010, our recycling operations obtained supply from small local scrap metal collectives.  In 2010, we entered into agreements with five local suppliers for the purchase of scrap metals.  The agreements with each of these suppliers expired at the end of 2010.  The names of these suppliers are as follows:

•	Lin Yi Li Yuan Recycling Resources Development Co., Ltd.;
•	Jiangsu Bo Rui Te International Trading Co., Ltd.;
•	Suzhou Hui Xiang Shi Ye Co., Ltd.;
•	Tan Cheng Lu Yuan Recycling Resources Development Co., Ltd.; and
•	OM Materials PTE, Ltd.

The raw scrap metal that we purchase is transported to the Facility primarily via railroads, waterways and major highways.  The Facility is located in close proximity (11 kilometers) to railroad facilities and the closest shipping port is approximately 10 kilometers from the Facility.

Similar to our metal ore business, our current practice in our recycling business is to enter into single transaction contracts for the purchase and sale of scrap metal.  In the future, our goal is to enter into either long-term contracts with suppliers of scrap metal or negotiated spot sales contracts which establish the quantity purchased for the month.  The price we pay for scrap metal depends upon market demand, supply and transportation costs, as well as quality and grade of the scrap metal.  In periods of low prices, suppliers may elect to hold metal to wait for higher prices or intentionally slow their metal collection activities.  In addition, a global slowdown of industrial production would reduce the supply of industrial grades of metal to the metal recycling industry, potentially reducing the amount of metals available for us to recycle.

Our primary target customers in our scrap metal recycling operations are steel mills, which use our recycled metal in the production of steel.  In February 2010, we entered into a contract for the sale of scrap metal, crushed aggregates, charging materials and heavy scrap to a PRC steel producer.  Under the terms of the agreement, the purchaser agreed to purchase up to 23,000 MT per month of a mixture of these materials for 10 months beginning in March 2010.  However, as a result the electricity reduction policies implemented by the PRC in the third and fourth quarters of 2010, and delay in the delivery of certain machinery, we delivered approximately 10,000 MT under this contract to the customer, and the contract expired at the end of 2010.

Depending on future market conditions and our ability to operate our plant at its current production capacity, we may seek to expand the capacity of the Facility, and we have begun to formulate a plan for the second phase of these operations.  This next phase would include an expansion to increase our production capacity to two million MT per year and construction of additional scrap automobile dismantling lines to address the emerging market demand of automobile recycling given that the PRC has become the largest automobile market in the world since 2009.  Expansion of the Facility would require a significant investment by us and would likely require us to raise additional capital.  As the Facility only became operational in the third quarter of 2010, our decisions regarding the need to expand our recycling operations will be made in future periods as market conditions and availability of capital dictate.

During the third and fourth quarters of 2010, the Chinese authorities mandated a significant reduction of energy usage and instituted “rolling brownouts” in an effort to meet the targets for energy consumption and emission set by the 11th Five Year Plan (2006–2010).  This policy adversely impacted our revenues in the end of third quarter and the entire fourth quarter of 2010 by reducing our ability to operate the Facility.  The energy restrictions also negatively affected steel companies’ production thereby reducing the demand and prices for the metal ore we distributed and the processed scrap metal produced at the Facility.  As a result, we experienced a decrease in revenues, which adversely impact our business, financial condition and results of operations for the third and fourth quarters.

Sales and Marketing

We operate our sales network through our offices in the PRC and we supervise certain import and export activities in our office in San Mateo, California.  As of March 20, 2011 our sales and marketing team included approximately 20 employees.  Our sales teams are responsible for coordinating with our PRC customers, and our U.S. staff focuses on both overseas and PRC customers. Members of our sales team contact our customers to negotiate sales orders and prices and provide after-sales services, including delivery logistics and handling questions and feedback on our products. The sales team members in the PRC and the United States also visit customers to provide administrative and logistical support where necessary.

Competition

Each of our businesses operate in highly competitive environments.

The principal competitive factors in our ore trading and distribution business are price, product availability, quantity, service, and financing terms for purchases and sales of ore.

The scrap metal recycling business is subject to cyclical fluctuations based upon the availability and price of unprocessed scrap metal and demand for steel and non-ferrous metals. The scrap metal recycling industry in the PRC is highly fragmented and competitive, and we compete with numerous other companies for both raw materials and sales of recycled scrap metal. We compete with large steel manufacturers that have vertically integrated their operations and have their own scrap steel processing and production lines, and who have substantially greater financial, marketing and other resources.  We also compete with a number of specialized scrap steel companies that have emerged in recent years.

Competition for raw materials is primarily based on price and proximity to the source of raw materials. Competition for sales of recycled scrap metal is primarily based on price and quality of the recycled scrap metal, the level of service in terms of capacity, reliability and timely delivery, proximity to customers and the availability of scrap metal and scrap metal substitutes.

We compete primarily with local metal recycling companies and new entrants to the market, some of which may have a lower cost structure than ours due to lower capital expenditures or lower labor costs resulting from being located in other regions of the PRC. The barriers to entry in the metal recycling industry are relatively low. However, many of these local metal recycling companies have small production capacity and relatively low efficiency.

We also compete with large metal recycling companies and may face competition from other sources as well, such as foreign metal recycling companies and metal manufacturers seeking to vertically integrate their operations. Many of our competitors may have greater financial and other resources than we do.

Finally, we also face competition from companies in the PRC that import recycled scrap metal from overseas markets such as the United States, Australia and Europe. Further appreciation of the Renminbi, which may have the effect of lowering the cost of imported recycled scrap metal, may intensify such competition.

While we believe that our operations and use of advanced equipment will allow us to compete effectively, we cannot assure you that we will be able to successfully compete in our existing markets.

Government Regulation

Despite efforts to develop the legal system over the past several decades, including but not limited to legislation dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade, the PRC continues to lack a comprehensive system of laws.  Further, the laws that do exist in the PRC are often vague, ambiguous and difficult to enforce, which could have a material adverse effect on our business, financial condition and results of operations.

In September 2006, the Ministry of Commerce, or MOFCOM, promulgated the Regulations on Foreign Investors' Mergers and Acquisitions of Domestic Enterprises (M&A Regulations) in an effort to better regulate foreign investment in the PRC.  The M&A Regulations were adopted in part as a needed codification of certain joint venture formation and operating practices, and also in response to the government's increasing concern about protecting domestic companies in perceived key industries and those associated with national security, as well as the outflow of well-known trademarks, including traditional Chinese brands.

As a U.S. based company doing business in the PRC and Hong Kong, we seek to comply with all Chinese laws, rules and regulations and pronouncements, and endeavor to obtain all necessary approvals from applicable Chinese regulatory agencies such as the MOFCOM, the State Assets Supervision and Administration Commission, or SASAC, the State Administration for Taxation, the State Administration for Industry and Commerce, the PRC Securities Regulatory Commission, or CSRC, the State Administration of Foreign Exchange, or SAFE, and all applicable laws of Hong Kong.

Economic Reform Issues.  Since 1979, the Chinese government has reformed its economic systems.  Many reforms are unprecedented or experimental; therefore they are expected to be refined and improved.  Other political, economic and social factors, such as political changes, changes in the rates of economic growth, unemployment, inflation, or the disparities in per capita wealth between regions within the PRC, could lead to further readjustment of the reform measures.  We cannot predict if this refining and readjustment process may have a material adverse effect on our business, financial condition and results of operations, particularly in relation to future policies including but not limited to foreign investment, taxation, inflation and trade.

Currency.  The value of the Renminbi, or RMB, the main currency used in the PRC, fluctuates and is affected by, among other things, changes in the PRC’s political and economic conditions.  The conversion of RMB into foreign currencies such as the U.S. dollar have been generally based on rates set by the People’s Bank of China, which are set daily based on the previous day’s interbank foreign exchange market rates and current exchange rates on the world financial markets.

Environment.  We are currently subject to numerous Chinese provincial and local laws and regulations relating to the protection of the environment that are highly relevant to our metal ore business and the Facility.  These laws continue to evolve and are becoming increasingly stringent.  The ultimate impact of complying with such laws and regulations is not always clearly known or determinable because regulations under some of these laws have not yet been promulgated or are undergoing revision.  In 2009 we did not spend any funds related to compliance with environmental regulations and in 2010 the amounts spent were immaterial.

According to Chinese environmental laws and regulations, we are required to adopt effective measures to prevent and control pollution to the environment during the course of our operations.  We were required to carry out an environmental impact assessment before commencing construction of the Facility, and to install equipment to reduce pollution in accordance with relevant environmental standards. The scrap metal recycling process involves sorting, cutting, shredding, shearing, stripping and baling. The principal environmental impact is the discharge of dust and sound generated in the physical or mechanical breaking process. Substantially all materials output from the recycling process are sold, including the non-metal components. The principal solid waste produced during the recycling process is dust, which is collected by a dust filtering sub-system of the shredder and disposed of through the urban department of the local government. We have also installed water drainage and filtering systems in the Facility for the waste minimization control for our operations and to process rainwater passing through the stored scrap metal.

Scrap metal recycling companies in the PRC are subject to laws and regulations governing various aspects of their operations, including the import of solid waste and the handling of waste vehicles and disused vessels. Under the PRC’s Law on Prevention and Control of Environmental Pollution by Solid Waste and related regulations, waste materials are classified into various categories that have differing restrictions and licensing requirements for import. Scrap iron, steel and copper in fragments generally fall within the automatic category of solid waste usable as raw materials and are eligible for import under the automatic licensing administration. Scrap wires, appliances and electrical equipment, which are imported for the purpose of recycling iron, steel and copper in such wires, appliances and equipment, fall within the restrictive category of solid waste usable as raw materials and are eligible for import under the restricted licensing administration.

The disposal and recycling of waste vehicles and disused vessels are strictly regulated in the PRC, and only companies that have been authorized by the economic and trade commission of the local government in the PRC are permitted to recycle waste vehicles, and only companies that have been authorized by the local environmental protection authority or port supervision authority in the PRC may recycle disused vessels. We have on occasion acquired waste vehicle scraps but these scraps had been crushed and stripped of their engines, airbags and other components that contain potentially hazardous materials. As a result, these waste vehicle scraps were not deemed to be waste vehicles for purposes of Chinese regulations. To date, our principal source of raw materials has been scrap metal from household appliances and the construction and manufacturing industries, not vehicles or vessels. Our raw materials may at times include pieces of scrap metal that were originally part of vehicles or vessels.  Our policy is to purchase raw materials from suppliers that are properly authorized and admitted by the relevant government authority.

We believe we have obtained all material approvals, permits, licenses and certificates required for our operations, including registrations from the local police department authorizing the purchase of raw materials and an approval from the local environmental protection authorities indicating that the Facility has passed an environmental protection assessment. We are not required to obtain licenses or approvals for scrap metal sourced from suppliers within the PRC.

Employees

As of March 20, 2011 we had 130 full time employees, including 126 in the PRC and 4 employees in the United States, and one part time employee.  We believe we have good working relationships with our employees.  We are currently not a party to any collective bargaining agreements.

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
Prior to June 27, 2008, Mr. Cox was our only employee.

On June 27, 2008, we entered into a share purchase agreement with Armco & Metawise and Feng Gao, the sole shareholder of Armco & Metawise.  In connection with the acquisition, we purchased from Ms. Gao 100% of the issued and outstanding shares of Armco & Metawise’s capital stock for $6,890,000 by delivery of our purchase money promissory note.  In addition, we issued to Ms. Gao a stock option entitling Ms. Gao to purchase a total of 5,300,000 shares of our common stock exercisable at $1.30 per share which expired on September 30, 2008 and 2,000,000 shares exercisable at $5.00 per share which expired on June 30, 2010.  On August 12, 2008, Ms. Gao exercised her option to purchase and we issued 5,300,000 shares of our common stock in exchange for our $6,890,000 note held by Ms. Gao.  Prior to the acquisition, there were 10,000,000 shares of our common stock issued and outstanding.  In connection with the acquisition, 7,694,000 shares of common stock held by Mr. Cox were cancelled, leaving 2,306,000 shares of common stock issued and outstanding.  The 5,300,000 shares issued to Ms. Gao represented approximately 69.7% of our issued and outstanding common stock giving effect to the cancellation of 7,694,000 shares of our common stock owned by Mr. Cox.  No additional common stock was issued to Mr. Cox in connection with the acquisition.  After the cancellation of 7,694,000 shares of common stock, Mr. Cox held 6,200 shares.  These shares were exchanged on December 30, 2008 for all of the assets and liabilities of our fertilizer business, after which time we no longer operated the fertilizer business and Mr. Cox was no longer a shareholder.

As a result of the ownership interests of the former shareholders of Armco & Metawise, for financial statement reporting purposes, the merger between us and Armco & Metawise was treated as a reverse acquisition with Armco & Metawise deemed the accounting acquirer and our company deemed the accounting acquiree under the purchase method of accounting in accordance with paragraph 805-40-05-2 of the FASB Accounting Standards Codification.  The reverse merger is deemed a capital transaction and the net assets of Armco & Metawise (the accounting acquirer) were carried forward to us (the legal acquirer and the reporting entity) at their carrying value before the combination.  The acquisition process utilized our capital structure and the assets and liabilities of Armco & Metawise which were recorded at historical cost.

On June 27, 2008, we amended our Articles of Incorporation, and changed our name to China Armco Metals, Inc.

On July 16, 2010, we formed a new subsidiary named Armco Metals (Shanghai) Holdings, Ltd. (“Armco Shanghai”).  Armco Shanghai serves as our China operations headquarters and oversees the activities of the company regarding financing and international trading.

Trademarks, Licenses and Patents

We do not own any trademarks, intellectual property licenses or patents, but we claim ownership to the tradename “Armco.”

ITEM 1A.	RISK FACTORS.

An investment in our common stock involves a high degree of risk. Many risk factors could have a material adverse effect on our business, financial condition and results of operations.  We are subject to various risks resulting from economic change, environmental, political, industry, business and financial conditions.  You should carefully consider the risks described below, together with all of the other information included in this report, before making an investment decision.  If any of the following risks actually occurs, our business, financial condition or results of operations could suffer.  In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related To Our Business

WE OPERATE IN A BUSINESS THAT IS CYCLICAL AND WHERE DEMAND CAN BE VOLATILE, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS.

We operate in a business that is cyclical and where demand can be volatile, which could have a material adverse effect on our results of operations and financial condition.  The timing and magnitude of the cycles in the business in which we operate are difficult to predict.  Purchase prices for the raw materials we purchase (metal ore and scrap metal), and selling prices for our products (metal ore, scrap and recycled metal) are volatile and beyond our control.  While we attempt to respond to changing raw material costs through adjustments to the sales price of our products, our ability to do so is limited by competitive and other market factors.  Differences in economic conditions between the foreign markets, where we acquire our metal ore and a significant portion of our scrap metal, and the markets in the PRC, where we sell our products, could have a material adverse effect on our business, financial condition and results of operations.  A significant reduction in selling prices for our products may have a material adverse effect on our business, financial condition and results of operations, and adversely impact our ability to recover purchase costs from end customers.  A decline in market prices for our products between the date of the sales order and shipment of the product may impact the customer’s ability to obtain letters of credit to cover the full sales amount.  A decline in selling prices for our products coupled with customers failing to meet their contractual obligations may also result in a net realizable value adjustment to the average cost of inventory to reflect the lower of cost or fair market value.  Additionally, changing prices could potentially impact the volume of raw materials available to us, the volume of ore and processed metal sold by us and inventory levels.  The cyclical nature of our businesses tends to reflect and be amplified by changes in general economic conditions, both domestically and internationally.  For example, the automobile and construction industries typically experience cutbacks in production, resulting in decreased demand for steel, copper and aluminum.  This can lead to significant decreases in demand and pricing for our metal ore and recycled metal.

OUR BUSINESS DEPENDS ON ADEQUATE SUPPLY AND AVAILABILITY OF METAL ORE AND SCRAP METAL.

Our business requires metal ore and scrap metal that are sourced from third-party suppliers.  We are affected by industry supply conditions, which generally involve risks beyond our control, including costs of these materials, transportation costs and market demand.  As a result, we may not be able to obtain an adequate supply of quality metal ore or scrap metal in a timely or cost-effective manner.  If an adequate supply of scrap metal is not available to us, we would be unable to recycle metals at desired volumes, which would have a material adverse effect on our business, financial condition and results of operations.

OUR BUSINESS DEPENDS ON ADEQUATE SUPPLY AND AVAILABILITY OF ELECTRICITY, WHICH HAS RECENTLY BEEN CURTAILED BY THE CHINESE AUTHORITIES.

We rely on electricity to operate equipment at the Facility. Our steel mill and other customers are also dependent on electricity to convert our recycled scrap metal into steel and other products. Accordingly, the successful operation of our business and the Facility requires a reliable supply of electricity. The PRC’s electricity industry has historically experienced shortages and price volatility as a result of a variety of factors, including surging demand as a result of rapid growth in the PRC and disruptions in the supply of coal used to produce electricity.  In addition, the Chinese authorities recently mandated a significant reduction of energy usage and instituted “rolling brownouts” during the third and fourth quarters of 2010 in an effort to meet targets for energy consumption and emissions set by the 11th Five Year Plan (2006-2010).  While we believe that the current restrictions will be eliminated with the implementation of the PRC’s 12th Five Year Plan (2011-2015) on January 1, 2011, there can be no assurances that additional energy use restrictions will not be imposed.  Any continuation of these restrictions will have a material adverse effect on our business, financial condition and results of operations.  We are also unable to predict whether other energy or environmental policies will be adopted by the Chinese government that could adversely impact our operations in future periods.

UNEXPECTED EQUIPMENT FAILURES MAY LEAD TO PRODUCTION CURTAILMENTS OR SHUTDOWNS.

If we suffer interruptions in our production capabilities, such interruptions will adversely affect our production costs, steel available for sales and revenues for the affected period, and may have a material adverse effect on our business, financial condition and results of operations.  In addition to equipment failures, the Facility is also subject to the risk of catastrophic loss due to unanticipated events such as acts of god (including earthquakes and floods), fires, explosions, terrorism, public health pandemics and labor disputes.  Our recycling processes are highly dependent upon critical pieces of equipment, such as shredders and cutting machines, as well as electrical equipment.  This equipment may, on occasion, be out of service as a result of unanticipated failures.  We may in the future experience material shutdowns of the Facility or periods of reduced production as a result of such equipment failures.  Our shredding machine is highly complex and requires experienced and knowledgeable personnel to efficiently operate and maintain.  Because we are in the early stages of operating this machine, we have experienced delays and inefficiencies due to our lack of operational experience with the machine.

THE FACILITY IS IN AN EARLY STAGE OF OPERATION AND IS NOT CURRENTLY OPERATING AT  FULL PRODUCTION CAPABILITY

We have only recently begun operations at the Facility and we are currently operating at significantly less than full production capacity.  Our ability to achieve full production capacity is dependent upon, among other items, our ability to attract sufficient customers to purchase the scrap metal that we recycle and our ability to obtain raw materials at favorable prices to support our production.  There can be no assurance that we will achieve full production capability at the Facility in the future.

THE SCRAP METAL RECYCLING MARKETS IN WHICH WE OPERATE ARE HIGHLY COMPETITIVE. COMPETITIVE PRESSURES FROM EXISTING AND NEW COMPANIES COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The markets for scrap metal are highly competitive, both in the purchase of raw scrap and the sale of processed scrap. We compete to purchase raw scrap with numerous independent recyclers, large public scrap processors and smaller scrap companies. Successful procurement of materials is determined primarily by the price and promptness of payment for the raw scrap and the proximity of the Facility to the source of the unprocessed scrap. We occasionally face competition for purchases of unprocessed scrap from producers of steel products, such as integrated steel mills and mini-mills, which have vertically integrated their operations by entering the scrap metal recycling business. Many of these producers have substantially greater financial, marketing and other resources. Our operating costs could increase as a result of competition with these other companies for raw scrap.

We compete in a global market with regard to the sale of processed scrap. Competition for sales of processed scrap is based primarily on the price, quantity and quality of the scrap metals, as well as the level of service provided in terms of consistency of quality, reliability and timing of delivery. To the extent that one or more of our competitors becomes more successful with respect to any key factor, our ability to attract and retain consumers could be materially and adversely affected. Our scrap metal processing operations also face competition from substitutes for prepared ferrous scrap, such as pre-reduced iron pellets, hot briquetted iron, pig iron, iron carbide and other forms of processed iron. The availability of substitutes for ferrous scrap could result in a decreased demand for processed ferrous scrap, which could result in lower prices for such products.

UNANTICIPATED DISRUPTIONS IN OUR SCRAP METAL RECYCLING OPERATIONS OR SLOWDOWNS BY OUR SHIPPING COMPANIES COULD ADVERSELY AFFECT OUR ABILITY TO DELIVER OUR PRODUCTS, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATION, AND OUR RELATIONSHIP WITH OUR CONSUMERS.

 Our ability to process and fulfill orders and manage inventory depends on the efficient and uninterrupted operation of the Facility. In addition, our products are usually transported to consumers by third-party truck, rail carriers and vessel services. As a result, we rely on the timely and uninterrupted performance of these third party shipping companies. Due to factors beyond our control, including changes in fuel prices, political events, governmental regulation of transportation, changes in market rates, carrier availability and disruptions in transportation infrastructure, we may be forced to increase our charges for transportation services.  Consequently, we may not be able to transport our products in a timely and cost-effective manner. Any interruption in our operations or interruption or delay in transportation services could cause orders to be canceled, lost or delivered late, goods to be returned or receipt of goods to be refused. As a result, any disruption could negatively impact our relationships with our customers and have a material adverse effect on our business, financial condition and results of operations.

DURING UNCERTAIN ECONOMIC CONDITIONS, CUSTOMERS MAY BE UNABLE TO FULFILL THEIR CONTRACTUAL OBLIGATIONS.

We enter into sales contracts preceded by negotiations that include fixing price, quantities, shipping terms and other contractual elements.  Upon finalization of these terms and satisfactory completion of other contractual contingencies by us, our customers typically open a letter of credit to satisfy their obligation under the contract prior to shipment by us.  In many instances, and particularly during uncertain economic conditions, we are at risk on consummating the transaction until our customers successfully obtain the letter of credit.  As a result, the customer may not be able to fulfill its obligation under the contract in times of illiquid market conditions.  Moreover, as described elsewhere in this Form 10-K, suppliers and customers in the PRC often breach contracts and there may be inadequate recourse for us to enforce such agreements.

IF WE WERE TO LOSE ORDER VOLUMES FROM ANY OF OUR MAJOR CUSTOMERS, OUR SALES WOULD DECLINE SIGNIFICANTLY AND OUR CASH FLOWS WOULD BE REDUCED, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

In 2010, our largest customers purchased products from us on a spot or short term contract basis and in the future may choose not to continue to purchase our products.  A loss of order volumes from any major customer, or a significant reduction in their purchase orders could have a material adverse effect on our business, financial condition and results of operations.  In addition, if we experience such a loss of order volumes or significant reduction in purchase orders, we would likely be required to increase borrowings under our credit facilities to meet our cash flow needs.

WE WILL NEED ADDITIONAL FINANCING TO FUND WORKING CAPITAL AND THE POTENTIAL EXPANSION OF THE FACILITY.  ADDITIONAL CAPITAL RAISING EFFORTS IN FUTURE PERIODS IS LIKELY TO BE DILUTIVE TO OUR THEN CURRENT SHAREHOLDERS OR RESULT IN INCREASED INTEREST EXPENSE IN FUTURE PERIODS.

We will need to raise additional capital to increase the volume of our purchases of metal ore that we trade and distribute.  Moreover, if we decide to expand the capacity of the Facility, we will also need additional capital to fund that expansion.  Our future capital requirements depend on a number of factors.  These factors include, but are not limited to, the scope of our expansion efforts and the amount of available metal ore, our ability to manage growth and expansion and our ability to control expenses.  In the event we seek to raise additional capital through the issuance of debt or its equivalents, this will result in increased interest expense.  If we raise additional capital through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing shareholders will be reduced and those shareholders may experience significant dilution.  As we will generally not be required to obtain the consent of our shareholders if we elect to expand the Facility or to purchase more raw materials required in our operations, shareholders are dependent upon the sole discretion and judgment of our management in determining the number of, and characteristics of, stock issued to raise funds for these purposes and others.  In addition, new securities may contain certain rights, preferences or privileges that are senior to those of our common stock.  We cannot assure you that we will be able to raise the working capital as needed in the future on terms acceptable to us, if at all.  Any inability to raise capital as needed would have a material adverse effect on our business, financial condition and results of operations.

CERTAIN AGREEMENTS TO WHICH WE ARE A PARTY AND WHICH ARE MATERIAL TO OUR OPERATIONS LACK VARIOUS LEGAL PROTECTIONS WHICH ARE CUSTOMARILY CONTAINED IN SIMILAR CONTRACTS PREPARED IN THE UNITED STATES.

Our subsidiaries include companies organized under the laws of the PRC and which conduct all of their business and operations in the PRC and Hong Kong.  We are a party to certain contracts related to our operations in the PRC and Hong Kong.  While these contracts contain the basic business terms of the agreements between the parties, these contracts do not contain certain clauses which are customarily contained in similar contracts prepared in the United States.  These clauses include representations and warranties of the parties, confidentiality and non-compete clauses, provisions outlining events of defaults and termination provisions.  In addition, remedies and dispute resolution mechanisms in our contracts are typically vague, rendering enforcement of these contracts difficult. Because our contracts in the PRC omit these customary clauses, notwithstanding the differences in Chinese and U.S. laws, we may not have the same legal protections as we would if the contracts contained these additional clauses.  We anticipate that our Chinese and Hong Kong subsidiaries will likely enter into contracts in the future which will likewise omit these customary legal protections.  While we have not been subject to any material adverse consequences as a result of the omission of these customary clauses, and we generally consider the contracts to which we are a party to contain all the material terms of our business arrangements with the other party, future events may occur which lead to a dispute which could have been avoided if the contracts included customary clauses in conformity with U.S. standards.  Contractual disputes which may arise from this lack of legal protection could divert management's time from the operation of our business, require us to expend funds attempting to settle a possible dispute, limit the time our management would otherwise devote to the operation of our business, and have a material adverse effect on our business, financial condition and results of operations.

WE DEPEND ON OUR KEY MANAGEMENT PERSONNEL AND THE LOSS OF THEIR SERVICES COULD ADVERSELY AFFECT OUR BUSINESS.

Our future performance depends substantially on the services of our senior management and other key personnel, as well as our ability to retain and motivate them. We do not have long-term employment agreements with any of our key personnel, nor have we historically maintained any “key person” life insurance policies, though we may seek to do so in the future. The loss of the services of any of our executive officers, including a Chairman and CEO, or other key employees could have a material adverse effect on our business, results of operations and financial condition.

Our business depends on attracting and retaining key personnel. Our future success also will depend on our ability to attract, train, retain and motivate highly skilled technical, managerial, sales, and customer support personnel. Competition for these personnel is intense, and we may be unable to successfully attract, integrate, or retain sufficiently qualified personnel.

IF OUR CUSTOMERS DO NOT COMPLY WITH THEIR EXISTING COMMERCIAL CONTRACTS AND COMMITMENTS, IT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Most consumers of the metals products we sell have been adversely impacted by the global recession and related economic downturn.  Many of our customers have experienced reductions in their operations.  Prices for many of the metals products we sell have declined, in some instances substantially.  These factors have contributed to attempts by some of our customers to seek renegotiation or cancellation of their existing purchase commitments.  In addition, some of our customers have breached previously agreed upon contracts to buy our products by refusing delivery of the products.  Where appropriate, we will in the future pursue litigation to recover our damages resulting from customer contract defaults, although the success of any such litigation and our ultimate ability to recover for contractual breaches is uncertain.  If a large number of our customers were to default on their existing contractual obligations to purchase our products, it would have a material adverse effect on our business, financial condition and results of operations.

Risks Related To Doing Business in the PRC

A SUBSTANTIAL PORTION OF OUR ASSETS AND OPERATIONS ARE LOCATED IN THE PRC AND ARE SUBJECT TO CHANGES RESULTING FROM THE POLITICAL AND ECONOMIC POLICIES OF THE PRC GOVERNMENT.

Our business operations could be restricted by the political environment in the PRC.  The PRC has operated as a socialist state since 1949 and is controlled by the Communist Party of China.  In recent years, however, the government has introduced reforms aimed at creating a "socialist market economy" and policies have been implemented to allow business enterprises greater autonomy in their operations.  Changes in the political leadership of the PRC may have a significant effect on laws and policies related to the current economic reform programs, the other policies affecting business and the general political, economic and social environment in the PRC, including the introduction of measures to control inflation, changes in the rate or method of taxation, the imposition of additional restrictions on currency conversion and remittances abroad, and foreign investment.  The PRC's economy has experienced significant growth in the past decade, although growth has recently been slowing.  Moreover, economic reforms and growth in the PRC have been more successful in certain provinces than in others, and the continuation or increases of such disparities could affect the political or social stability of the PRC.

Because these economic reform measures may be inconsistent or ineffective, there are no assurances that:

•	the Chinese government will continue its pursuit of economic reform policies;
•	economic policies, even if pursued, will be successful;
•	policies will not be significantly altered from time to time; or
•	operations in the PRC will not become subject to the risk of nationalization.

Although we believe that the economic reform and the macroeconomic measures adopted by the Chinese government have had a positive effect on the economic development of the PRC, the future direction of these economic reforms is uncertain and the uncertainty may have a material adverse effect on our business, results of operations and financial condition.

We cannot assure you that we will be able to capitalize on these economic reforms, assuming the reforms continue.  Because our business model is dependent upon the continued economic reform and growth in the PRC, any change in Chinese government policy could have a material adverse effect on our business, financial condition and results of operations.  Even if the Chinese government continues its policies of economic reform, there are no assurances that economic growth in the PRC will continue or that we will be able to take advantage of these opportunities in a fashion that will provide financial benefit to us.

THE CHINESE GOVERNMENT EXERTS SUBSTANTIAL INFLUENCE OVER THE MANNER IN WHICH OUR CHINESE SUBSIDIARIES MUST CONDUCT THEIR BUSINESS ACTIVITIES.

The PRC has permitted provincial and local economic autonomy and private economic activities.  The government of the PRC has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership.  Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in the PRC or particular regions of the PRC, and could require us to operate our business differently, including by requiring us to divest ourselves of any interest we then hold in our Chinese subsidiaries.

FLUCTUATION IN THE VALUE OF THE RENMINBI (RMB)  MAY HAVE A MATERIAL ADVERSE EFFECT ON YOUR INVESTMENT.

The change in value of the RMB, the main currency in the PRC, against the U.S. dollar and other currencies is affected by, among other things, changes in the PRC’s political and economic conditions. Under the current PRC policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This policy has resulted in the appreciation of the RMB against the U.S. dollar. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the Chinese government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. dollar. Because a significant portion of our costs and expenses is denominated in RMB, any potential future revaluation could further increase our costs and have a material adverse effect on our business, financial condition and results of operations.

RESTRICTIONS ON CURRENCY EXCHANGE LIMIT OUR ABILITY TO RECEIVE AND USE OUR REVENUES EFFECTIVELY.  WE MAY NOT HAVE READY ACCESS TO CASH ON DEPOSIT IN BANKS IN THE PRC.

Because a substantial portion of our revenues are in the form of RMB, any future restrictions on currency exchanges may limit our ability to use revenue generated in RMB to fund any future business activities outside the PRC or to make dividend or other payments in U.S. dollars.  Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the RMB for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies, after providing valid commercial documents, at those banks authorized to conduct foreign exchange business.  In addition, conversion of RMB for capital account items, including direct investment and loans, is subject to government approval in the PRC, and companies are required to open and maintain separate foreign exchange accounts for capital account items.  We cannot be certain that we could have ready access to the cash should we wish to transfer it to bank accounts outside the PRC nor can we be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB, especially with respect to foreign exchange transactions.  As a result, we may suffer delays in our ability to meet our obligations outside the PRC and may be required to seek additional amounts of borrowings to fund our operations outside the PRC.

WE MAY BE UNABLE TO ENFORCE OUR RIGHTS DUE TO POLICIES REGARDING THE REGULATION OF FOREIGN INVESTMENTS IN THE PRC.

The PRC's legal system is a civil law system based on written statutes in which decided legal cases have little value as precedent, unlike the common law system prevalent in the United States.  The PRC does not have a well-developed, consolidated body of laws governing foreign investment enterprises.  As a result, the administration of laws and regulations by government agencies may be subject to considerable discretion and variation, and may be subject to influence by external forces unrelated to the legal merits of a particular matter.  The PRC's regulations and policies with respect to foreign investments are evolving.  Definitive regulations and policies with respect to such matters as the permissible percentage of foreign investment and permissible rates of equity returns have not yet been published.  Statements regarding these evolving policies have been conflicting and any such policies, as administered, are likely to be subject to broad interpretation and discretion and to be modified, perhaps on a case-by-case basis.  The uncertainties regarding such regulations and policies present risks which may affect our current operations and future plans in the PRC and elsewhere.  If we are unable to enforce any legal rights we may have under our contracts or otherwise, our ability to compete with other companies in the steel industry and the other industries in which we compete could be severely limited.  As a consequence, we would experience a loss of revenue in future periods which could have a material adverse effect on our business, financial condition and results of operations.

BECAUSE THERE IS LIMITED BUSINESS AND LITIGATION INSURANCE COVERAGE AVAILABLE IN THE PRC, ANY BUSINESS DISRUPTION OR LITIGATION WE EXPERIENCE MIGHT RESULT IN OUR INCURRING SUBSTANTIAL COSTS AND DIVERTING SIGNIFICANT RESOURCES TO HANDLE SUCH DISRUPTION OR LITIGATION.

While business disruption insurance may be available to a limited extent in the PRC, we have determined that the risks of disruption and the difficulties and costs associated with acquiring such insurance render it commercially impractical for us to have such insurance.  As a result, we do not have any business liability or business disruption coverage for our operations in the PRC.  Accordingly, any business disruption or litigation might result in our incurring substantial costs and the diversion of resources.

CHINESE REGULATIONS RELATING TO OFFSHORE INVESTMENT ACTIVITIES BY CHINESE RESIDENTS AND EMPLOYEE STOCK OPTIONS GRANTED BY OVERSEAS-LISTED COMPANIES MAY INCREASE OUR ADMINISTRATIVE BURDEN.  IF OUR SHAREHOLDERS WHO ARE CHINESE RESIDENTS, OR OUR PRC EMPLOYEES WHO ARE GRANTED OR EXERCISE STOCK OPTIONS, FAIL TO MAKE ANY REQUIRED REGISTRATIONS OR FILINGS, WE MAY BE UNABLE TO DISTRIBUTE PROFITS AND MAY BECOME SUBJECT TO LIABILITY UNDER CHINESE LAWS.

The State Administration of Foreign Exchange ("SAFE") has promulgated regulations that require Chinese residents and PRC corporate entities to register with local branches of SAFE in connection with their direct or indirect offshore investment activities.  Under the SAFE regulations, Chinese residents who make, or have previously made, direct or indirect investments in offshore companies will be required to register those investments.  In addition, any Chinese resident who is a direct or indirect shareholder of an offshore company is required to file or update the registration with the local branch of SAFE with respect to that offshore company regarding certain material changes to the capital of the offshore company.  If any Chinese shareholder fails to make the required SAFE registration or file or update the registration, the Chinese subsidiaries of that offshore parent company may be prohibited from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to their offshore parent company.  In addition, the offshore parent company may also be prohibited from injecting additional capital into its Chinese subsidiaries.  Moreover, failure to comply with the various SAFE registration requirements described above could result in liability under Chinese laws for evasion of applicable foreign exchange restrictions.

We cannot provide any assurances that all of our shareholders who are Chinese residents will make or obtain any applicable registrations or approvals required by these SAFE regulations.  The failure or inability of our Chinese resident shareholders to comply with the registration procedures set forth therein may subject us to fines and legal sanctions, restrict our cross-border investment activities, or limit our Chinese subsidiaries' ability to distribute dividends or obtain foreign-exchange-denominated loans used by our company.

On March 28, 2007, SAFE promulgated the Application Procedure of Foreign Exchange Administration for Domestic Individuals Participating in Employee Stock Holding Plan or Stock Option Plan of Overseas Listed Company (the "Stock Option Rule"), to regulate foreign exchange procedures for Chinese individuals participating in employee stock holding and stock option plans of overseas companies.  Under the Stock Option Rule, a Chinese domestic individual must comply with various foreign exchange procedures through a domestic agent institution when participating in any employee stock holding plan or stock option plan of an overseas listed company.  Certain domestic agent institutions, such as the Chinese subsidiaries of an overseas listed company, a labor union of such company that is a legal person or a qualified financial institution, among others things, shall file with SAFE and be responsible for completing relevant foreign exchange procedures on behalf of Chinese domestic individuals.  These procedures include but are not limited to applying to obtain SAFE approval for exchanging foreign currency in connection with owning stock or stock option exercises.  Concurrent with the filing of such applications with SAFE, the Chinese subsidiary, as a domestic agent, must obtain approval from SAFE to open a special foreign exchange account at a Chinese domestic bank to hold the funds in connection with the stock purchase or option exercise, any returns based on stock sales, any stock dividends issued and any other income or expenditures approved by SAFE.  Chinese subsidiaries are also required to obtain approval from SAFE to open an overseas special foreign exchange account at an overseas trust bank to hold overseas funds used in connection with any stock purchase.

Under the Stock Option Rule, all proceeds obtained by Chinese domestic individuals from sales of stock shall be fully remitted back to the PRC after relevant overseas expenses are deducted.  The foreign exchange proceeds from these sales can be converted into RMB or transferred to the individual's foreign exchange savings account after the proceeds have been remitted back to the special foreign exchange account opened at the Chinese domestic bank.  If the stock option is exercised in a cashless exercise, the Chinese domestic individuals are required to remit the proceeds to the special foreign exchange account.  We and our Chinese employees who have been granted stock options are subject to this Stock Option Rule.  If we or our Chinese employees holding options fail to comply with these regulations, we or our employees may be subject to fines and legal sanctions.

FUTURE INFLATION IN THE PRC MAY INHIBIT ECONOMIC ACTIVITY IN THE PRC.

In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation.  These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation.  While inflation has been more moderate since 1995, high inflation in the future could cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in the PRC.  Any actions by the Chinese government to regulate growth and contain inflation could have the effect of limiting our ability to operate our business in future periods.

Risks Related To Our Stock Performance

OUR STOCK PRICE IS HIGHLY VOLATILE.

The market price of our common stock is volatile, and this volatility may continue. Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly. In addition to market and industry factors, the price and trading volume for our common stock may be highly volatile for factors that are specific to our company.  These factors include but are not limited to our low public float, that we have a controlling shareholder, our recent financial performance and the heightened regulatory scrutiny that certain companies with significant operations in China are experiencing in the United States.  These and other factors could cause the market price for our shares to change substantially.

Securities class action litigation is often instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs to us and divert our management's attention and resources.

Moreover, the trading market for our common stock will be influenced by research or reports that industry or securities analysts publish about us or our business. If one or more analysts who cover us downgrade our common stock, the market price for our common stock would likely decline. If one or more of these analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which, in turn, could cause the market price for our common stock or trading volume to decline.

Furthermore, securities markets may from time to time experience significant price and volume fluctuations for reasons unrelated to operating performance of particular companies. These market fluctuations may adversely affect the price of our common stock and other interests in our company at a time when you want to sell your interest in us.

WE MAY HAVE DIFFICULTY ESTABLISHING ADEQUATE MANAGEMENT, LEGAL AND FINANCIAL CONTROLS IN THE PRC.

Our personnel employed in China are generally unfamiliar Western styles of management and financial reporting concepts and practices, which include sufficient corporate governance, internal controls and computer, financial and other control systems.  In addition, we may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC, as we compete for global talent with larger and more well funded enterprises.  As a result of these factors, we may experience difficulties in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards and applicable law in connection with our operations and our potential future acquisitions, if any.  Therefore, we are likely to experience difficulties in implementing and maintaining adequate internal controls.  Any such deficiencies, weaknesses or lack of compliance could have a material adverse effect on our business, financial condition and results of operations.

FAILURE TO COMPLY WITH THE UNITED STATES FOREIGN CORRUPT PRACTICES ACT COULD SUBJECT US TO PENALTIES AND OTHER ADVERSE CONSEQUENCES.

We are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business.  We have implemented these policies through our Code of Conduct.  Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in the PRC.  While we make every effort to comply with FCPA and our Company Code of Conduct, we can make no assurance that our employees or other agents will not engage in such conduct for which we might be held responsible.  If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that will likely have a material adverse effect on our business, financial condition and results of operations.

Risks Related to our Securities

PROVISIONS OF OUR ARTICLES OF INCORPORATION AND BYLAWS MAY DELAY OR PREVENT A TAKEOVER WHICH MAY NOT BE IN THE BEST INTERESTS OF OUR STOCKHOLDERS.

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

OUR CONTROLLING SECURITY HOLDERS MAY TAKE ACTIONS THAT CONFLICT WITH YOUR INTERESTS.

Our officers and directors beneficially own approximately 45.4% in the aggregate of our common stock.  In this case, all of our officers and directors together will then likely be able to exercise control over all matters requiring stockholder approval, including the election of directors, amendment of our Articles of Incorporation and approval of significant corporate transactions, and they will have significant control over our management and policies.  The directors elected by these security holders will be able to significantly influence decisions affecting our capital structure.  This control may have the effect of delaying or preventing changes in control or changes in management, or limiting the ability of our other security holders to approve transactions that they may deem to be in their best interest.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable to a smaller reporting company.

ITEM 2.	PROPERTIES.

Our principal executive offices in the United States are located at One Waters Park Drive, Suite 98, San Mateo, CA 94403.  We pay rent of $3,645 per month to occupy a 1,970 square foot office pursuant to a lease that expires in December 2013.

Henan Armco operates from offices located in Zhengzhou, within the Henan Province of the PRC.  The office space consists of three suites with approximately 5,611 square feet in total.  Henan Armco owns two suites with approximately 3,713 square feet and leases another suite with approximately 1,898 square feet from Mr. Yao, our Chairman and CEO, pursuant to a lease that expires on December 31, 2011.  The monthly rent is approximately $1,512, due on the last day of the previous month.

Our subsidiary, Armet Lianyungang, performs certain operational functions from offices located in Lianyungang, of the Jiangsu province in the PRC.

Armet Lianyungang has acquired land use rights for approximately 32 acres of land located in Lianyungang upon which the Facility is located pursuant to a land use right acquirement agreement dated September 28, 2007.  The land use rights allow for industrial production pursuant to a land use rights certificate we obtained in November 2007.  The land use rights expire in 2057.  We occupy a 14,779 square foot building which we constructed on this land that houses our Facility, our scrap metal recycling administrative offices and an employee dormitory.

Our subsidiary, Armco Metals (Shanghai) Holdings. Ltd., or Armco Shanghai, leases a suite in Shanghai with approximately 3,333 square feet. The rent is approximately $8,850 per month, and the lease is renewable annually.

ITEM 3.	LEGAL PROCEEDINGS.

Except as described below, we are not a party to any pending legal proceedings and, to our knowledge, none of our officers, directors or principal shareholders are party to any legal proceeding in which they have an interest adverse  to us.

Our company and our directors were a party to a lawsuit filed on September 16, 2010 by Crawford Shaw in the U.S. District Court, District of Nevada (Case No.: 2:10-cv-01581-JCM-RJJ), which seeks unspecified damages, injunctive relief and appointment of a receiver.  The complaint alleges that the defendants engaged in common law fraud, civil conspiracy and conspiracy to commit securities fraud against our stockholders as a result of a failure to disclose the removal of a restrictive legend on 1.3 million shares of common stock Mr. Yao owned and pledged as collateral for a loan transaction with the Crisnic Fund, SA. The allegations in this complaint stem from a purported stock loan transaction where Crisnic Fund, SA was to loan, and Mr. Yao was to borrow, $2.5 million.  In connection with that loan, Mr. Yao pledged his personal shares of our common stock to Crisnic Fund, SA and believing he entered into a debtor-creditor agreement, relied on legal counsel arranged for by Crisnic Fund, SA’s agent, to instruct our transfer agent to remove the restrictive legend on the 1.3 million shares of stock. Subsequently, Mr. Yao filed a lawsuit in the Federal District Court for the Central District of California (Case No.: SACV 10-1299 (JCGx) seeking, among other things, to rescind the loan when he believed that the Crisnic Fund, SA may have sold all or a portion of the 1.3 million shares of our stock in violation of Federal securities laws. The lawsuit against the Crisnic Fund, SA and its founder and principal Anthony Gentile is in its early stages.  The defendants in this case have resisted service of process, failed to comply with discovery and are contesting the Court’s jurisdiction over them. Consequently, Mr. Yao has yet to ascertain if any or all of the 1.3 million shares of our common stock he pledged has been sold. Once Mr. Yao and our company learn of the disposition of the 1.3 million shares of stock, Mr. Yao will file the required reports with the SEC, if any are required.

On October 12, 2010, the Company filed a motion to dismiss the complaint filed by Mr. Shaw on grounds that, among other things, the Complaint failed to state a claim for relief.  Subsequent to the filing of the motion to dismiss, Mr. Shaw’s counsel withdrew from the lawsuit and at a hearing to consider this motion the District Court ordered Mr. Shaw to obtain new counsel by November 19, 2010 and file a response to our motion to dismiss by December 6, 2010 before ruling on our motion to dismiss.  On January 24, 2011, the United States District Court granted the Company’s motion to dismiss the complaint against the Company without prejudice.  On March 3, 2011, the Court dismissed the lawsuit against the Company’s officers and directors without prejudice on grounds that the plaintiff failed to serve the complaint.

ITEM 4.	REMOVED AND RESERVED.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed on the NYSE Amex LLC under the symbol “CNAM”.  The following table sets forth the reported high and low closing prices for our common stock as reported for the periods indicated below.  These prices below do not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

	High	Low
January 1, 2009 to March 31, 2009	$3.00	$2.25
April 1, 2009 to June 30, 2009	$2.40	$0.32
July 1, 2009 to September 30, 2009	$3.60	$0.85
October 1, 2009 to December 31, 2009	$3.40	$2.75

January 1, 2010 to March 31, 2010	$9.64	$3.05
April 1, 2010 to June 30, 2010	$9.03	$2.90
July 1, 2010 to September 30, 2010	$4.23	$2.94
October 1, 2010 to December 31, 2010	$4.57	$2.78

As of March 29, 2011, the last reported sale price of the common stock on NYSE Amex was $2.74.  As of March 29, 2011, there were approximately 62 stockholders of record of our common stock.

Dividend Policy

We have not declared any cash dividends on our common stock.  Under Nevada law, we are prohibited from paying dividends if the distribution would result in our company not be able to pay its debts as they become due in the usual course of business or if our total assets would be less than the sum of our total liabilities plus the amount that would be needed, if we were to be dissolved at the time of distribution, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights are superior to those receiving the distribution.  We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.  Our board of directors has complete discretion on whether to pay dividends.  Even if our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other such factors that the board of directors may deem relevant.

Recent Sales of Unregistered Securities.  None.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable to a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our consolidated financial condition and results of operations for the years ended December 31, 2010 and 2009 should be read in conjunction with the consolidated financial statements, including footnotes, and other information presented elsewhere in this Form 10-K.  The year ended December 31, 2010 is referred to as “2010,” the year ended December 31, 2009 is referred to as “2009,” and the coming year which will end December 31, 2011 is referred to as “2011.”

OVERVIEW OF OUR PERFORMANCE AND OPERATIONS

Our Business and Recent Developments

We import, sell and distribute to the metal refinery industry in the PRC a variety of metal ore which includes iron, chrome, nickel, copper and manganese ore as well as non-ferrous metals, scrap metal and coal.  We obtain these raw materials from global suppliers primarily in Brazil, India, Indonesia, Ukraine and the United Sates and distribute them in the PRC.  We also recycle scrap metal used by steel mills in the production of recycled steel.

Domestic steel production in the PRC had rebounded during the second half of 2009 and the first quarter of 2010 in response to the Chinese government economic stimulus program and as signs of recovery from the global economic slowdown encouraged our customers to begin to ramp-up operations to pre-economic-slowdown levels.  Consequently, we witnessed a quick surge of the prices for a variety of metal ores during the first three months of 2010.  However, the price surge of metal ore lost momentum in late April 2010, when the Chinese government put into effect certain measures, including restrictive monetary policies, to restrain economic growth, including but not limited to growth in the real estate industry.  Such policies led to the decline in the demand for steel. As a result, ore prices decreased substantially from late April through August 2010.

During the third and fourth quarters of 2010, the Chinese authorities mandated a significant reduction of energy usage and instituted “rolling brownouts” in an effort to meet the targets for energy consumption and emissions set by the 11th Five Year Plan (2006-2010).  This policy adversely impacted our revenues in our third quarter of 2010 by reducing our ability to operate the Facility.  The primary mines from which most iron ore had been sourced delayed both the shipment of goods while also cancelling annual price negotiations; as a consequence, suppliers have been using indexing or seasonal pricing in an effort to secure higher ore prices.  In turn, manufacturers experienced increased raw material costs and elected to decrease their inventories and production levels as they found it more difficult to operate their facilities profitably at such prices.  In addition, in the third quarter, the prices of ore and raw scrap metals fell due to the power restriction and weak demand, leading us to purchase and stockpile ores and raw scrap metals at a relatively low cost.  The raw scrap metal we purchased in the third quarter was then used as raw materials in the fourth quarter in connection with our production and operation of the Facility.  During the fourth quarter, the prices of both iron ore and scrap metals increased.  In response, we were able to sell metal ore and recycled scrap at prices that were considered favorable.

As a whole, the factors described above adversely impacted our results of operations for the year ended December 31, 2010.

We continue to refine our business model in response to fluctuations in market prices.  We seek to secure longer term supply contracts in response to known opportunities rather than sell goods purchased in the spot market.  Wherever possible, we seek to structure transaction-specific terms with our customers in order to better manage our risk and to ensure an acceptable profit margin.  While this strategy can limit certain trading opportunities, we believe that it will enhance our competitive position as the market for ore prices recover.

We believe scrap metal recycling will become a strong growth driver for our company as natural resources continue to be depleted and larger amounts of unprocessed scrap metal become available as a result of increases in consumer demand for products made from steel that eventually are recycled.  The Facility commenced limited test production in the second quarter of 2010.  The Facility is designed to recycle dismantled ships, machinery, building materials, automobile parts and various other scrap metals.  We sell and distribute the recycled scrap metal to the metal refinery industry in the PRC utilizing our existing network of metal ore customers.  The Facility was formally put into production late in the third quarter of 2010.  However, the power restrictions implemented by the Chinese government during the third and fourth quarters limited the operation of the Facility during that time.  In addition, we experienced delays in the receipt of machinery and equipment used in the scrap metal recycling process.  This delay combined with the restrictive energy policy had an adverse impact on our financial results by shortening operation hours, decreasing the volume of our production and increasing our unit operation cost.  In addition, we lost the opportunity to sell more of our products at an above average profit margin because the price of recycled scrap metal was relatively high during the fourth quarter of 2010.  Overall, in 2010, our scrap metals recycling business sold approximately 49,607 MT of scrap metal, generating approximately $19.1 million of revenue and $0.3 million of gross profit.  We believe that the low gross profit margin for our recycling business was also attributable to our inefficiency due to our lack of experience in the operation of our Texas Shredder and our marketing strategy of aggressive pricing to increase market share.  We believe the profit margin of our scrap metal recycling business will gradually increase as we gain more experience in operating the Facility under more consistent conditions and as we establish ourselves in the recycled scrap metal industry.

We invested a total of approximately $33.9 million in the aggregate to acquire land use rights and to construct and purchase equipment for the Facility.  These capital expenditures were funded from a portion of the net proceeds we received from our sales of securities and debt and vendor financing.  In the third quarter, we installed an additional nine cutting machines in the Facility, giving us 12 such machines at the end of 2010.  In January 2011, we purchased an additional six cutting machines.  With these purchases, we believe that the Facility provides us with a production capacity to recycle approximately one million MT of scrap metal per year.

Acquisition of ownership interest in Apollo Minerals

On June 8, 2010, we entered into a subscription agreement to acquire up to a 19.9% stake in Apollo Minerals Limited (“Apollo Minerals”).  On July 19, 2010 Apollo Minerals issued to us 29,250,000 shares of its common stock in exchange for A$4,387,500 (approximately $3.4 million). Apollo Minerals intends to use the cash infusion to advance its exploration activities at its major iron ore project at Mount Oscar, which is located in the Pilbara region of West Australia (“Mount Oscar”).  Apollo Minerals has the rights to mine an iron ore deposit on Mount Oscar and also has mining rights for iron ore, gold and copper in the Gawler Craton region of South Australia at Commonwealth Hill.  In addition, Apollo Minerals also issued to us options to purchase an additional 5 million shares of its common stock at A$0.25 (approximately $0.20) per share, half of which will vest on the first anniversary of issuance with the balance vesting on the second anniversary of issuance.  The options expire after five years, and we may only exercise them in order for the Company to maintain up to a 19.9% ownership stake in the event that Apollo Minerals issues additional common shares in the future.  As part of our investment, Apollo Minerals has agreed to give us the rights to purchase no less than 15% of the iron ore production from its mine at Mount Oscar at market rates.  We account for these securities as a cost method investment in our consolidated financial statements.

Our Performance

During 2010, our net revenues decreased approximately 21% from 2009.  Our gross profit as a percentage of revenues also decreased during 2010 to 3.6% compared to 10.2 % during 2009.  Our trading business gross profit margin was approximately 4.4% during 2010. Our net loss for 2010 was $2.2 million, compared to net income of $5.1 million for 2009.  The 2010 loss reflect the decreased revenue and margin combined with substantially higher operating expenses as discussed later in this section.  Our total assets at December 31, 2010 increased 60% in comparison to December 31, 2009, which was mainly due to our investment in the Facility and the short-term increase of inventory and pledged deposits.

  Our performance for 2010 for our metal ore trading business was severely adversely affected by the Chinese government’s energy conservation policy which reduced the gross profit margins in that business.  During 2010, our trading business gross profit margin was approximately 7% for the first quarter of 2010 compared to 10% during same period of 2009, 1% for the second quarter of 2010 compared to 18% during same period of 2009, 4% for the third quarter of 2010 compared to 4% during the same period of 2009, and 3% for the fourth quarter of 2010 compared to 16% during the fourth quarter of 2009.  Our performance in 2010 for our scrap metal recycling business was also severely adversely affect by the energy conservation policy, but because our scrap metal operations did not commence until 2010, there is no basis for comparison to 2009.

In addition to our long term borrowings of $3.78 million and current maturities of long-term debt of $4.54 million for the Facility, we borrowed $24.8 million as of the end of 2010 from banks in the PRC on a short term basis to finance the purchase of inventory related to executed resale contracts.  These borrowings are secured by the inventory we purchase and the contracts for their sale.  This indebtedness is repaid upon receipt of payment from our customers.  In addition, our inventory increased by $9.9 million from 2009, which is mainly attributed to our strategy to accumulate inventory (which includes raw materials, purchased merchandise for resale and finished goods) for our recycling operation of approximately $6.6 million, manganese ore of approximately $1 million and chrome ore of approximately $2 million.  We believe that the maintenance of such inventory levels for our recycling operation is normal for our current production level.  The two ore products described above have been sold during the first quarter of 2011.  Our pledged deposits, advances on purchases, loans and bank acceptance notes payable increased significantly in 2010 over 2009.  These increases are mainly attributable to our acquisition of raw materials for our recycling business.

Our Outlook

While our financial performance during 2010 showed decreased sales and a lower gross margin in comparison to 2009 in both for our trading and recycling businesses, we believe the investments we have made to diversify our revenue base will enable us to improve our overall performance in 2011.  Additionally, we believe our efforts to obtain consistent supply sources through our investment in Apollo Minerals and the establishment of relationships with Brazilian steel companies will help us to attain better gross margins in our metals trading and distribution business in the future.

Metal Ore Trading.  Our metals ore distribution business saw the price surge of metal ores that began in early 2009 lose momentum early in the second quarter and through the third quarter of 2010 but then rebound in the fourth quarter of 2010.  Our net revenues for our metal ore trading business decreased approximately 43% in 2010 to $49.7 million, compared to $86.9 million for the year ended 2009.  Our gross profit margin for our metal ore trading business decreased approximately 57% to 4.4% for the year ended 2010 compared to 10.2% for the year ended 2009.  However, we believe the intermediate and long term demand trends and prices for metal ore in China remain very favorable and will gradually improve in 2011 once the adverse affects of the Chinese government imposed energy use restrictions are reduced.  We intend to continue our efforts to obtain consistent supply sources and secure longer term ore supply contracts with our customers.  We believe that these efforts will allow us to be more opportunistic in the metal ore market and could result in an increase to our gross margins in this business.

Through March, 2011 our metal ore trading business has completed and delivered two orders for iron and chrome ore with existing customers in China that include a combined volume of 8,000 tons with an aggregate value of approximately of $14.4 million.  In addition, we delivered our first shipment of 150,000 MT of iron ore, valued at $19.8 million from one of Latin America's largest producer of steel based in Brazil.  We believe this order marks the start of our long term relationships with the large international steel mills that control large supplies of ore mines available in that region.  We further believe that commencing such strategic relationships will offer us a strong opportunity to secure our metal distribution position in China while maximizing profitability.

Scrap Metal Recycling.  With the lifting of the energy restrictions at the end of 2010, we believe that we will operate the Facility more efficiently without the unexpected interruptions imposed on our operations during the second half of last year.  We also believe that our recycling operations will provide greater revenue growth in 2011 as we gain more operational experience and create efficiencies at the Facility.  We also believe that we will benefit from the PRC governmental mandates to increase the use of scrap metal steel as it encourages the use of scrap as opposed to the use of iron ore to satisfy the demand for steel products.  We intend to devote a significant amount of our resources toward expanding our recycling capabilities as we seek to take advantage of the future opportunities that are likely to arise as a result of China’s demand for steel increases in accordance with the country’s growth plans.  To date in 2011, we have received eight orders for recycled scrap steel from five customers, and we have produced approximately 25,000 MT of recycled scrap steel.  In addition, we have entered into verbal agreements with two suppliers to supply us up to 50,000 MT of recycled scrap steel per month.

RESULTS OF OPERATIONS

The table below summarizes the consolidated operating results for 2010 and 2009.  The percentages represent each line item as an approximate percentage of net revenues unless otherwise noted.

	For the Years Ended December 31,
	2010		2009		$ Change	% Change
Net revenues	$68,786,790	100%	$86,939,841	100%	$(18,153,051)	-21%
Cost of goods sold	66,325,780	96.4%	77,995,219	89.7%	(11,669,439)	-15%
Gross profit	2,461,010	3.6%	8,944,622	10.3%	(6,483,612)	-72%

Total operating expenses	4,820,376	7.0%	1,711,009	2%	3,109,368	182%
Operating income (loss)	(2,359,366)	-3.4%	7,233,614	8.3%	9,592,980	-133%

Net Revenues

Net revenues in 2010 decreased by $18.2 million to $68.8 million compared to 2009, primarily due to an approximately $28.5 million decrease in the sale of iron ore, a $7.4 million decrease in sale of iron pellets, a $2.4 million decrease in the sale of chrome ore and a $2.3 million decrease in the sale of coke.  The declines were partially offset by an increase of sales of scrap metals of $19.1 million and an increase in manganese ore sales of $3.4 million.  Our recycling business generated net revenues of $19.1 million in 2010.

The decreases in iron ore sales are attributable to lower demand for these products due to reduced production volumes by Chinese steel and alloy manufacturers that began midway through the second quarter of 2010 and continued through the third quarter.

Cost of Goods Sold

Cost of goods sold includes the cost of the products we purchase from our vendors, shipping and handling costs on shipments to our customers and depreciation of certain of our machinery and equipment.  Cost of goods sold of $66.3 million decreased by $11.7 million compared to 2009, primarily due to an $18.2 million decrease in net revenues.  This decline was partially offset by a decrease in gross margins to 3.6% in 2010 from 10.2% in 2009, due primarily to lower margins on iron ore sales, the absence of a one-time sale of chromium ore in 2009 valued at $10.6 million with a 43% profit margin, and sales of processed scrap metal valued at $19.1 million in 2010 with a gross margin of 1.5%.

Total Operating Expenses

Operating expenses of $4.8 million in 2010 increased by $3.1 million, or 182%, compared to 2009 due to an increase in both selling expenses and general and administrative expenses.  Selling expenses include commissions, salaries and travel for the sales agents and increased by $0.71 million mainly due to $0.54 million of increases in port charges and $0.55 million of increases in warehouse fees.  These increases were partially offset by decreases in selling expenses associated with decreased sales.

General and administrative expenses include salaries, professional fees including legal and accounting fees, stock exchange listing and annual fees, depreciation of our fixed assets other than machinery and equipment, and office expenses across all of our operating subsidiaries including expenses related to our newly established recycling business and to the creation of our new subsidiary Armco Shanghai in 2010.  Our general and administrative costs significantly increased by $2.4 million in 2010 as compared to 2009, primarily due to $1.55 million of increases in operating costs relating to increased activity in the establishment of our U.S. corporate offices, $0.54 million of increases in profession fees, $0.11 million of increases in salaries, $0.08 million of increases in independent directors’ compensation, $0.13 million of increases in NYSE Amex listing and annual fees, approximately $0.07 million of increases in travel expenses, and $0.54 million stock based compensation.  General and administrative expenses in 2010 as a percentage of net revenues increased to 5.3%, as compared to 1.5% for 2009, primarily due to an $18.2 million decrease in our net revenues and a $2.4 million increase in general and administrative expenses in 2010.  The increased general and administrative costs are also attributable to increases in expenses across all of our operating subsidiaries, including expenses relating to our recycling business and our newly established subsidiary Armco Shanghai  (including expenses associated with our increased headcount).

Total Other (Income) Expense

Total other expense (income) includes interest expense, interest income, bank charges, government subsidy income, and gains and losses not reflected within income from operations.

Total other income was $0.3 million in 2010, compared to total other expense of $0.9 million for 2009.  This change was primarily a result of a one-time gain from a vendor price adjustment ($1.0 million), and a gain on change in the fair value of the derivative liability of $0.1 million in 2010 compared with a loss of $0.2 million in 2009.  Other expense included a $0.2 million of stock-based compensation expense related to loan guarantees we received from a related party.  See “Liquidity and Capital Resources.”

Income Tax Expense

Income tax expense of $0.15 million in 2010 decreased by $1.1 million, compared to 2009.  In 2010, our income taxes are primarily the function of the application of a 16.5% effective income tax rate for our Hong Kong subsidiary, whose pre-tax income decreased substantially in 2010 ($0.11 million), as compared to in 2009 ($1.2 million) due to significantly lower revenues and gross margin.

Net Income (Loss)

Our net loss in 2010 was $2.2 million, compared to net income of $5.1 million in 2009, due to a decrease in revenues of $18.2 million and an increase in operating expenses of $3.1 million, partially offset by reductions in other expense (income) of $1.2 million and income taxes of $1.1 million.

Comprehensive Income

During 2010 our comprehensive loss was $1.4 million.  Comprehensive loss consists of our net loss, change in unrealized loss on marketable securities and foreign currency translation gain (loss).  The functional currency of three of our subsidiaries operating in the PRC is the RMB.  The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs and expenses.  Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations.  As a result of these translations, we reported a foreign currency translation gain of $1.3 million for 2010 compared to a loss of $71,521 for 2009.  We also had a $0.5 million unrealized loss on marketable securities from our investment on Apollo Minerals in 2010.  These non-cash losses and gains had the effect of increasing our reported comprehensive income 2010 and decreasing our reported comprehensive income for 2009.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate adequate amounts of cash to meet its cash needs.

At December 31, 2010 and December 31, 2009, we had cash and cash equivalents of $3.1 million and $0.74 million respectively.  At December 31, 2010, our working capital was $12.2 million as compared to $5.3 million at December 31, 2009.

As of December 30, 2010, we had invested a total of approximately $33.9 million for the acquisition of land use rights, construction and equipment purchases for the Facility.  We expect to expand the production capacity at the Facility in the future and expect to build or acquire additional facilities in the future, depending on market conditions.  We have not set a timeframe for this expansion.

We have not yet determined how we plan to finance this future expansion if we determine to proceed with it.  Unless we can obtain additional financing on terms we deem favorable to us, we will be unable to complete any such expansion or construct additional facilities in the future, and there can be no assurance that we will be successful in obtaining any such additional financing, or that such financing would be on terms deemed to be desirable to our management.  Moreover, in the event we do obtain such financing, there can be no assurance that such investment will result in enhanced operating performance or produce significant revenues and related profits in the future.

In addition, we will continue to need to fund future capital expenditures for our existing operations, service our debt and purchase the raw materials required in our recycling operations.  We have historically financed our cash needs primarily through the sales of our common stock and warrants, internally generated funds and debt financing.  We collect cash from our customers based on our sales to them and their respective payment terms.

On April 20, 2010 we sold to nine accredited and institutional investors 1,538,464 shares of our common stock for $6.50 per share and five year warrants to purchase an additional 1,538,464 shares of our common stock at an exercise price of $7.50 per share resulting in net proceeds to us of $9.1 million.  We also received an additional $13.2 million in proceeds during the first nine months of 2010 through the exercises of outstanding warrants and common stock options.  Included in these exercises was the exercise by Mr. Yao, our Chairman and CEO, of one million warrants with an exercise price of $5 per share.  As consideration for the exercise of these warrants, Mr. Yao paid us $4,500,000 in cash and forgave a $500,000 debt owed to him by us.

We believe our working capital is sufficient for our operations for at least the next 12 months.  We have a RMB 70 million (the equivalent to $10.6 million at December 31, 2010) line of credit facility (“Line of Credit”) with the Bank of China that we entered into on September 4, 2009.  The proceeds from the Line of Credit are designated for property, plant and equipment expenditures related to the Facility and are secured by these assets in addition to our land use rights for the land on which the Facility is located.  The Line of Credit expires on September 3, 2012.  Interest is paid quarterly.  We made a principal repayment of RMB 15 million (the equivalent to U.S. $2.3 million) on May 15, 2010 on this line of credit, and as of December 31, 2010, the balance outstanding under our Line of Credit was $8.3 million.  The remaining principal payments of RMB 30 million (the equivalent to U.S. $4.5 million) and RMB 25 million (the equivalent to U.S. $3.8 million) are due on due on August 25, 2011 and 2012, respectively.

We have bank facilities which provide for cash borrowings or the issuance of commercial letters of credit that we require in our metal ore trading business in the aggregate amount of $92 million.  Approximately $54.7 million was available under these facilities at December 31, 2010.

On June 11, 2010 we entered into a Guaranty Cooperation Agreement with Henan Chaoyang Steel Co., Ltd. (“Henan Chaoyang”), a Chinese limited liability company that is owned 85% by our former director, Mr. Heping Ma, in order to provide additional liquidity to meet our anticipated capital requirements needed to fund the expected growth of the Facility and the proposed future expansion of our metal ore trading business.  Under the terms of this guaranty, Henan Chaoyang agreed to provide up to RMB 300 million (approximately $44,800,000) in loan guarantees to our subsidiary, Armet (Lianyungang) Renewable Resources Co., Ltd. (“Armet Lianyungang”), for five (5) years for certain of our existing and pending bank lines of credit (see “Note 15 – Commitments and Contingencies – Loan Guarantee” to the unaudited consolidated financial statements).  On September 16, 2010, Mr. Ma resigned from our Board of Directors for personal reasons.

If Henan Chaoyang is required to pay any amounts under the Guaranty Cooperation Agreement on behalf of Armet Lianyungang, we have agreed to reimburse Henan Chaoyang for such amounts, plus related expenses, in a timely manner.  In addition, under the Guaranty Cooperation Agreement, with the prior consent of Henan Chaoyang, we may apply for credit lines at other banks up to the aggregate amount of the guarantee.

As consideration for the guaranty, we issued Xianjun Ma, a designee of Henan Chaoyang, 500,000 shares of our common stock valued at $1,880,000 which will be recognized in our statement of operations over the five year guarantee period.  Xianjun Ma is not related to Heping Ma.  This consideration was issued for the ability to utilize the guarantee and is not contingent on approval of any of the loans that are covered under the guarantee.  In the event that the Guaranty Cooperation Agreement is terminated prior its five year term, Xianjun Ma has agreed to return shares to us shares of our common stock on a pro rata basis based upon the actual termination date.

Substantially all of our cash reserves are held in the form of RMB in bank accounts at financial institutions located in the PRC.  Cash held in banks in the PRC is not insured.  As described above under "Risk Factors," the Chinese regulatory authorities impose a number of restrictions regarding RMB conversions and restrictions on foreign investments.  Accordingly, our cash on deposit in banks in the PRC is not readily deployable by us for purposes outside of China.

We have nine bank facilities which provide for the issuance of commercial letters of credit in the aggregate amount of $87.5 million.  At December 31, 2010, we had issued an aggregate of $37.4 million in letters of credit or borrowings under these credit facilities, leaving $50.1 million available for the issuance of letters of credit.  The following is a summary of each letter of credit facility.

On August 6, 2010, Armco & Metawise entered into a Banking Facilities Agreement with DBS Bank (Hong Kong) Limited of $20,000,000 for issuance of commercial letters of credit in connection with the Company’s purchase of metal ore.  The Company pays interest at LIBOR or DBS Bank’s cost of funds plus 2.50% per annum on issued letters of credit in addition to an export bill collection commission equal to 1/8% of the first $50,000 and 1/16% of the balance and an opening commission of 1/4% on the first $50,000 and 1/16% of the balance for each issuance.  Amounts advanced under this facility are repaid from the proceeds of the sale of metal ore.  The lender may terminate the facility at anytime at its sole discretion. The facility is secured by the charge on cash deposit of the borrower, the borrower’s restricted pledged deposit in the minimum amount of 3% of the letter of credit amount, the Company’s letter of comfort and the guarantee of Mr. Kexuan Yao.   At December 31, 2010, the balance outstanding under this facility was $5,101,500.

On August 12, 2010, Armco & Metawise obtained a $20,000,000 line of credit from ING Bank Hong Kong Branch for issuance of letters of credit to finance the purchase of metal ore along with a sub-limit facility for freight advance of $3,000,000.  The letters of credit require the Company to pledge cash equal to 5% of the letter of credit, subject to increase by the lender in the event of price fluctuations and market demand while the letter of credit remains open.  The Company pays interest at the lender’s cost of funds plus 250 basis points per annum on issued letters of credit in addition to an export bill collection commission equal to 1/4% of the first $50,000 and 1/16% of the balance for each issuance.  Amounts advanced under this line of credit are repaid from the proceeds of the sale of metal ore.  The lender may terminate the facility at anytime at its sole discretion. The facility is secured by the Company’s restricted cash deposit in the minimum amount of 5% of the letter of credit amount, the Company’s guarantee, the guarantee of Mr. Kexuan Yao and a security interest in the contract for the purchase of the ore for which the letter of credit has been issued and the contract for the sale of the ore.  At December 31, 2010, the balance outstanding under this facility was $14,129,500.

On July 23, 2010, Armco & Metawise entered into Amendment No. 1 to the March 25, 2010 uncommitted Trade Finance Facility with RZB Austria Finance (Hong Kong) Limited.  The amendment provides for the issuance of $15,000,000 of commercial letters of credit in connection with the purchase of metal ore, an increase of $5,000,000 over the amounts provided for in the March 25, 2010 facility.  The Company pays interest at 200 basis points per annum plus the lender’s cost of funds per annum on issued letters of credit in addition to fees upon issuance of the letter of credit of 1/16% for issuance commissions, negotiation commissions, commission-in-lieu and collection commissions.  Amounts advanced under this facility are repaid from the proceeds of the sale of metal ore.  The lender may, however, terminate the facility at anytime or at its sole discretion upon the occurrence of any event which causes a material market disruption in respect of unusual movement in the level of funding costs to the lender or the unusual loss of liquidity in the funding market. The lender has the sole discretion to decide whether or not such event has occurred.  The facility is secured by restricted cash deposits held by the lender, the personal guarantee of Mr. Kexuan Yao, the Company’s guarantee and a security interest in the contract for the purchase of the ore for which the letter of credit has been issued and the contract for the sale of the ore.  At December 31, 2010, no balance was outstanding under this facility.

On May 18, 2010, Henan Armco obtained a RMB 40,000,000 (approximately $6,000,000) line of credit from Guangdong Development Bank Zhengzhou Branch for issuance of letters of credit to finance the purchase of metal ore.  The term of this facility is one year.  The Company pays interest at 120% of the applicable base rate for lending published by the People’s Bank of China (“PBC”) at the time the loan is made on issued letters of credit.  The credit facility is secured by the guarantee provided by Mr. Kexuan Yao and Armet jointly and the pledge of moveable assets provided by the borrower.  Amounts advanced under this line of credit are repaid from the proceeds of the sale of metal ore.  At December 31, 2010, no balance was outstanding under this facility.

On March 16, 2010, Henan Armco obtained a RMB 50,000,000 (approximately U.S. $7,500,000) line of credit from China CITIC Bank, Zhengzhou Branch, for issuance of letters of credit to finance the purchase of metal ore and scrap metal expiring one year from the date of issuance. The letters of credit require the Company to pledge cash deposits equal to 20% of the letter of credit for letters of credit at sight, or 30% for term letters of credit. Term letters of credit are limited to no more than 90 days. The interest rates are variable depending on the LIBOR and the lender’s cost of funds at the time when a letter of credit is issued. The facility is guaranteed by Armet and Mr. Kexuan Yao, the Company’s Chairman and Chief Executive Officer.  At December 31, 2010, no balance was outstanding under this facility.  This line of credit expired on March 16, 2011 and Henan Armco is negotiating with the China CITIC Bank, Zhengzhou Branch, to renew this line of credit facility.

On October 13, 2010, Henan Armco obtained a RMB 20,000,000 (approximately U.S. $3,000,000) line of credit from China Minsheng Bank, Zhengzhou Branch, for issuance of letters of credit to finance the purchase of metal ore and scrap metal expiring one year from the date of issuance. The facility is guaranteed by Armet and Mr. Kexuan Yao, the Company’s Chairman and Chief Executive Officer.  At December 31, 2010, no balance was outstanding under this facility.

On September 4, 2009, Armet entered into a line of credit facility (“Line of Credit”) in the amount of RMB 70,000,000 (approximately $10.5 million) from Bank of China, Lianyungang Branch expiring September 3, 2012, which can be drawn in the form of long-term debt or a bank acceptance payable. The purpose of this credit facility was to finance construction of the Facility.  The interest rate is 105% of the applicable base rate for lending published by the PBC at the time the loan is drawn, adjusted annually. The line of credit facility is collateralized by Armet’s building, equipment and land use right and the guarantees provided by Mr. Kexuan Yao, Henan Armco and Henan Chaoyang.  At December 31, 2010, $8,318,461 was outstanding under this facility.

On October 29, 2010, Armet entered into a line of facility in the amount of RMB20,000,000 (approximately $3 million) from Bank of China, Lianyungang Branch for the purchase of raw materials. The term of the facility is 12 months. Armet pays interest at the flat rate of 5.838%. The facility is secured by the guarantees provided by Mr. Kexuan Yao, Mr. Yi Chu, Henan Armco and Henan Chaoyang, respectively.  At December 31, 2010, the balance outstanding under this facility was $756,224.

On June 18, 2010, Armet obtained a RMB 65,000,000 (approximately U.S. $9.8 million) line of credit from Bank of Communications, Lianyungang Branch, for issuance of letters of credit in connection with the purchase of scrap metal. The letters of credit require Armet to pledge cash deposit equal to 20% of the letter of credit for letters of credit at sight, or 30% for other domestic letters of credit and for extended domestic letters of credit, the collateral of inventory equal to 166% of the letter of credit. The facility is secured by Armet inventories and the guarantee provided by Mr. Kexuan Yao.  At December 31, 2010, $9,074,685 was outstanding under this facility.

The following table provides certain selected balance sheet comparisons as of December 31, 2010 and December 31, 2009.

	December 31, 2010	December 31, 2009	Increase (decrease)%
Cash	$3,097,917	$743,810	$2,354,107	316.5%
Pledged deposits	12,643,671	779,169	11,864,502	1522.7%
Marketable securities	2,890,380	0	2,890,380	na
Accounts receivable, net	19,115,019	28,390,528	(9,275,509)	-32.7%
Inventories	10,439,831	496,149	9,943,682	2004.2%
Advance on purchases	6,509,846	3,903,782	2,606,064	66.8%
Prepayments and other current assets	4,729,935	3,513,538	1,216,397	34.6%
Total Current Assets	59,426,599	37,826,976	21,599,623	57.1%

Loan payable	24,765,820	17,021,558	7,744,262	45.5%
Banker's acceptance note payable	4,174,355	0	4,174,355	na
Current maturities of capital lease obligation	727,756	0	727,756	na
Current maturities of long-term debt	4,537,342	2,193,881	2,343,461	106.8%
Accounts payable	3,435,528	6,841,584	(3,406,056)	-49.8%
Advances received from (paid to) Chairman and CEO	799,394	35,475	763,919	2153.4%
Customer deposits	1,345,304	2,453,098	(1,107,794)	-45.2%
Corporate income tax payable	1,091,038	1,990,277	(899,239)	-45.2%
Value added tax and other taxes payable	0	1,312,455	(1,312,455)	-100.0%
Accured expenses and other current liabilities	6,316,568	654,756	5,661,812	864.7%
Total Current Liabilities	47,193,105	32,503,084	14690021	45.2%

Our current assets at December 31, 2010 increased by $21.6 million, or 57.1%, from December 31, 2009.  This increase reflects increases in pledged deposits of $11.9 million, inventories of $9.9 million, marketable securities of $2.9 million, cash of $2.4 million, advance on purchases of $2.6 million and prepayments and other current assets of $1.2 million, partially offset by a decrease in accounts receivable of $9.3 million.

Our current liabilities at December 31, 2010 increased by $14.7 million, or 45.2%, from December 31, 2009.  This increase reflects an increase in loan payable of $7.7 million, accrued expenses and other current liabilities of $5.7 million, banker's acceptance notes payable of $4.2 million, current maturities of long term debt of $2.3 million, advances from our Chairman and CEO of $0.8 million and current maturities of capital lease obligation of $0.7 million, partially offset by decreases in accounts payable of $3.4 million, value added tax and other taxes payable of $1.3 million, customer deposits of $1.1 million and corporate income taxes payable of $0.9 million.

Pledged deposits at December 31, 2010 increased by $11.9 million from December 31, 2009.  We make these pledged deposits with financial institutions as collateral for letters of credit and bank acceptance bills.  Pledged deposits are released to pay vendors upon acceptance of goods.

Our accounts receivable, net of allowance for doubtful accounts, decreased approximately $9.3 million, mainly due to lower revenues.

Inventories at December 31, 2010 increased by $9.9 million from December 31, 2009, as we took advantage of lower steel prices and in anticipation of increased production at the Facility in the fourth quarter of 2010 and into 2011.  We monitor the inventory levels of our raw materials (metal ore and recycled scrap) and finished products to balance our production needs and our exposure to changes in metal prices. We currently maintain an inventory of scrap metals sufficient for approximately 12 to 15 days of sales.

Advances on purchases and other prepayments at December 31, 2010, which include prepayments and deposits to vendors for inventory and pending purchases and value added tax on inventory purchases increased by $3.8 million from December 31, 2009, as we continue to ramp up purchases for our operations at the Facility.  These advances on purchases are customary in our business and help us ensure available materials to take advantage of market opportunities and meet our commitments to our customers.

Loans payable at December 31, 2010 increased approximately $7.7 million from December 31, 2009 as a result of our increases in short term financing required for the acquisition of raw materials for our new recycling business. Corporate income tax payable at December 31, 2010 decreased $ 0.9 million from December 31, 2009 primarily due to decreases in net income.

Value added taxes and other taxes payable decreased $1.3 million compared to December 31, 2009 due to timing of payments and offsets of our value added tax liability.

At December 31, 2010 we owed our Chairman and CEO, Mr. Kexuan Yao, $799,394 for funds he advanced to us for working capital purposes.

Customer deposits at December 31, 2010 decreased $1.1 million compared to December 31, 2009.  This decrease is due to decreased sales and the timing of customer orders and amounts that we require for deposits.  We recognize customer deposits as revenue when the goods have been delivered and risk of loss has transferred to the customer either at the port of origin or port of destination based on the shipping terms we agree to with the customer.

Accrued expenses and other current liabilities at December 31, 2010 increased $5.7 million from December 31, 2009.  This increase is due to advance payments received by Henan Armco from our customers.

Current maturities of capital lease obligation at December 31, 2010 was $0.7 million resulting from our capitalized lease on machinery used at the Facility.

We did not have any commitments for capital expenditures at December 31, 2010.

Statements of Cash Flows

Our cash increased $2.4 million during 2010, as compared to a decrease of $2.5 million during 2009.  In 2010, we used cash in the amounts of $5.7 million in operating activities and $29.4 million in investing.  We obtained cash in the amount of $36.8 million through financing activities.  In 2009, we used cash in the amount of $6.9 million in operating activities and $18.1 million in investing activities, and we obtained cash in the amount of $22.6 million through financing activities.

Net Cash Provided by (Used in) Operating Activities

In 2010, net cash used in operating activities of $5.7 million was mainly comprised of outflows related to an increase in inventory of $9.9 million and an increase in advance on purchases of $2.5 million.  These outflows were partially offset by cash provided by an increase in notes payable of $4.2 million, and an increase of accrued expenses and other current liability of $5.6 million.

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

Cash Used in Investing Activities

In 2010, cash used in investing activities of $29.4 million was due to purchases of property and equipment associated with the Facility construction of $14.2 million, payments made towards pledged deposits of $11.9 million and investments in marketable securities in the amount of $3.4 million.

In 2009 cash used in investing activities of $18.1 million was due to purchases of property and equipment associated with the Facility construction of $17.3 million and payments made towards pledged deposits of $779,000.

Cash Provided by Financing Activities

In 2010 cash provided in financing activities of $36.8 million consisted of proceeds from short-term loans of $7.6 million used to finance the purchase of inventories, proceeds from long-term debt of $1.5 million for property, plant and equipment purchases related to the Facility, proceeds from capital lease of $2.3 million for machinery used in the Facility, amounts received from our Chairman and CEO of $1.3 million, proceeds from sales of common stock and warrants of $9.1 million, and proceeds from exercise of warrants and options of $13.2 million, partially offset by repayments of long-term loan payable of $2.3 million.

In 2009 cash provided in financing activities of $22.6 million consisted of proceeds from short-term loans of $19.1 million used to finance the purchase of inventories, proceeds from long-term debt of $8.8 million for property, plant and equipment purchases related to the Facility, partially offset by repayments of short-term loan payable of $5.0 million, and payments to related parties of $313,000.

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

Contractual Obligations and Commitments.  At December 31, 2010, our long-term debt and financial obligations and commitments by due dates were as follows:

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Banker's acceptance notes payable	4,174,342	4,174,342
Long-Term Debt Obligations(1)	8,318,461	4,537,342	3,781,119		-
Short-Term Loans Payable (2)	24,765,820	24,765,820
Capital Lease Obligations (3)	2,268,671	727,756	1,540,915	-	-
Operating Lease Obligations	350,856	151,788	139,712	-	-
Purchase Obligations	-
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP	-	-	-	-	-
Total	39,878,150	34,357,048	5,461,746		-

(1)	See Note 12 – Long-Term Debt in our audited consolidated financial statements included in this report.
(2)	See Note 8 – Loans Payable in our audited consolidated financial statements included in this report.
(3)	See Note 11 – Mortgage Payable in our audited consolidated financial statements included in this report.
(4)	See Note 9 for Banker's acceptance notes payable.
(5)	See Note 16 for Operating lease Obligations

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

A summary of significant accounting policies is included in Note 2 to the consolidated financial statements included in this report.  Of these policies, we believe that the following items described in Note 2 are the most critical in preparing our financial statements: Marketable securities, available for sale, Accounts receivable, Inventories, Property, plant and equipment, Impairment of long-lived assets, Derivative instruments and hedging activities, Derivative warrant liability, Fair value of financial instruments, Revenue recognition, Shipping and handling costs, Stock-based compensation for obtaining employee services and Equity instruments issued to parties other than employees for acquiring goods or services.  Management believes that the application of these and the other policies described in Note 2 on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition.

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements”, which provides amendments to Subtopic 820-10 that requires new disclosures as follows:

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

In April 2010, the FASB issued ASU No. 2010-13, “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades” (“ASU 2010-13”). This update provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.

In August 2010, the FASB issued ASU 2010-21, “Accounting for Technical Amendments to Various SEC Rules and Schedules: Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies” (“ASU 2010-21”), was issued to conform the SEC’s reporting requirements to the terminology and provisions in ASC 805, Business Combinations, and in ASC 810-10, Consolidation. ASU No. 2010-21 was issued to reflect SEC Release No. 33-9026, “Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies,” which was effective April 23, 2009. The ASU also proposes additions or modifications to the XBRL taxonomy as a result of the amendments in the update.

In August 2010, the FASB issued ASU 2010-22, “Accounting for Various Topics: Technical Corrections to SEC Paragraphs” (“ASU 2010-22”), which amends various SEC paragraphs based on external comments received and the issuance of SEC Staff Accounting Bulletin (SAB) No. 112, which amends or rescinds portions of certain SAB topics.  The topics affected include reporting of inventories in condensed financial statements for Form 10-Q, debt issue costs in conjunction with a business combination, sales of  stock by subsidiary, gain recognition on sales of business, business combinations prior to an initial public offering, loss contingent and liability assumed in business combination, divestitures, and oil and gas exchange offers.

In December 2010, the FASB issued the FASB Accounting Standards Update No. 2010-28 “Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”).Under ASU 2010-28, if the carrying amount of a reporting unit is zero or negative, an entity must assess whether it is more likely than not that goodwill impairment exists. To make that determination, an entity should consider whether there are adverse qualitative factors that could impact the amount of goodwill, including those listed in ASC 350-20-35-30. As a result of the new guidance, an entity can no longer assert that a reporting unit is not required to perform the second step of the goodwill impairment test because the carrying amount of the reporting unit is zero or negative, despite the existence of qualitative factors that indicate goodwill is more likely than not impaired. ASU 2010-28 is effective for public entities for fiscal years, and for interim periods within those years, beginning after December 15, 2010, with early adoption prohibited.

In December 2010, the FASB issued the FASB Accounting Standards Update No. 2010-29 “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”). ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this Update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amended guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a smaller reporting company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements are contained in pages F-1 through F- 34 which appear at the end of this annual report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, CFO, to allow timely decisions regarding required disclosure.  Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2010.  Based on that evaluation and as described below under “Management’s Report on Internal Control over Financial Reporting,” we have identified material weaknesses in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)).  These weaknesses involve our lack of experience with U.S. GAAP requirements, as described in more detail in the next section.  Solely as a result of these material weaknesses, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of December 31, 2010.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, our management concluded that, due to the material weaknesses described below, our internal control over financial reporting was not effective as of December 31, 2010.

A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements would not be prevented or detected on a timely basis.

Based on management’s assessment of the effectiveness of our internal controls over financial reporting, management concluded that our internal controls over financial reporting were not effective as of December 31, 2010, due to insufficiently qualified accounting and other finance personnel with an appropriate level of U.S. GAAP knowledge and experience.  Management believes that our lack of experience with U.S. GAAP constitutes a material weakness in our internal control.

Our management, including our CEO and our CFO, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

Remediation Plan

As a result of management’s audit of our internal controls, we are considering the costs and benefits associated with remediating our control deficiencies.  We are devoting significant resources to remediate, improve and document our disclosure controls and procedures and internal controls and procedures, including our recent engagement of a CPA consultant who has U.S. GAAP knowledge to assist in the preparation of our U.S. GAAP financial statements.  We are currently considering the following remediation options, or some combination thereof: (i) hiring additional personnel with sufficient U.S. GAAP experience, (ii) hiring of a professional services firm that has expertise in accounting and U.S. GAAP matters with publicly-traded companies and (iii) implementing ongoing training in U.S. GAAP requirements for our CFO and accounting and other finance personnel.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The information required by this item will be contained in our Proxy Statement relation to the 2011 Annual Meeting of Shareholders to be filed within 120 days after the end of our fiscal year ended December 31, 2010 and is incorporated herein by this reference or included in Part I under “Executive Officers of the Company.”

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this item will be contained in our Proxy Statement and is incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item will be contained in our Proxy Statement and is incorporated herein by this reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item will be contained in our Proxy Statement and is incorporated herein by this reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item will be contained in our Proxy Statement and is incorporated herein by this reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit		Filed
Index	Description of Document	Herewith	Incorporated by Reference To:

2.1	Share Purchase Agreement between Cox Distributing, Inc. and Armco & Metawise (HK), Ltd., dated June 27, 2008.		Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on July 1, 2008.

3.1	Articles of Incorporation of the Registrant as filed with the Secretary of State of Nevada.		Exhibits 3.1 to the Registrant’s Registration Statement on Form SB-2 filed on August 27, 2007.

3.2	Bylaws of the registrant.		Exhibit 3.2 to the Registrant’s Registration Statement on Form SB-2 filed on August 27, 2007.

3.3	Amendment to Bylaws		Exhibit 3.3 to the Current Report on Form 8-K as filed on April 1, 2010.

4.1	Form of Warrant		Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on July 31, 2008.

4.2	Form of $7.50 warrant		Exhibit 4.2 to the Current Report on Form 8-K filed on April 22, 2010.

4.3	Form of Amendment to Subscription Agreement and Common Stock Purchase Warrant		Exhibit 4.2 to the Quarterly Report on Form 10-Q for the period ended March 31, 2010 filed on May 17, 2010.

10.1	Stock Option Agreement between Cox Distributing, Inc. and Feng Gao dated June 27, 2008		Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on July 1, 2008.

10.2	Call Option Agreement between Kexuan Yao and Feng Gao, dated June 27, 2008		Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on July 1, 2008.

10.3	Exclusive Consulting Agreement between Armco & Metawise (HK) Ltd. and Henan Armco & Metawise Trading Co., Ltd. dated June 27, 2008.		Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on July 1, 2008.

10.4	Exclusive Consulting Agreement between Armco & Metawise (HK) Ltd. and Armet (Lianyungang) Scraps Co., Ltd. dated June 27, 2008.		Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on July 1, 2008.

10.5	Consulting Agreement between Stephen E. Cox (“Client”), and Capital Once Resource Co., Ltd. dated June 27, 2008		Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed on July 1, 2008.

10.6	Services Agreement between Stephen D. Cox Supply and Cox Distributing, Inc. dated June 27, 2008.		Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed on July 1, 2008.

10.7	Form of Subscription Agreement		Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 31, 2008.

Exhibit		Filed
Index	Description of Document	Herewith	Incorporated by Reference To:
10.8	Form of Regulation S Subscription Agreement	Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 31, 2008.

10.9	Cancellation Agreement with Feng Gao	Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 filed on September 11, 2008.

10.10	Employment Agreement with Mr. Kexuan Yao dated December 18, 2008	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 13, 2009

10.11	Amendment to Call Option between Mr. Kexuan Yao and Ms. Feng Gao dated December 18, 2008	Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 13, 2009

10.12	China Armco Metals, Inc. 2009 Stock Incentive Plan	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 28, 2009

10.13	Form of China Armco Metals, Inc. Restricted Stock Agreement	Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 28, 2009

10.14	Loan Agreement between Armet (Lianyungang) Renewable Resources Co., Ltd. and Bank of China Dated September 4, 2009	Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 312, 2009

10.15	Banking Facilities Agreement between Armco & Metawise (H.K.) Limited and DBS Bank (Hong Kong) Limited dated April 22, 2009	Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 312, 2009

10.16	Uncommitted Trade Finance Facilities Agreement between Armco & Metawise (H.K.) Limited and RZB Austria Finance (Hong Kong) dated March 25, 2009	Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 312, 2009

10.17	Line of Credit Review Approval Notice between Henan Armco & Metawise Trading Co., Ltd. and Guangdong Development Bank Zhengzhou Branch dated October 21, 2009	Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 312, 2009

10.18	General Agreement Relating to Commercial Credits between Armco & Metawise (HK) Limited and ING Bank N.V., Hong Kong Branch dated December 3, 2009	Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 312, 2009

10.19	Armet (Lianyungang) Renewable Resources Co., Ltd. Scrap Metal Sales Contract between dated February 21, 2010.	Exhibit 10.19 to the Quarterly Report on Form 10-Q for the period ended March 31, 2010.

10.20	Form of Securities Purchase Agreement	Exhibit 10.20 to the Current Report on Form 8-K as filed on April 22, 2010.

10.21	Form of Registration Rights Agreement	Exhibit 10.21 to the Current Report on Form 8-K as filed on April 22, 2010.

10.22	Scrap Metal Sales Contract	Exhibit 10.19 to the Quarterly Report on Form 10-Q for the period ended March 31, 2010.

10.23	Guaranty Cooperation Agreement	Exhibit 10.23 to the Current Report on Form 8-K as filed on June 17, 2010.

10.24	Addendum dated August 12, 2010 to Guaranty Cooperation Agreement	Exhibit 10.21 to the Quarterly Report on Form 10-Q for the period ended June 30, 2010.

10.25	Banking Facilities Agreement between Armco & Metawise (H.K.) Limited and DBS Bank (Hong Kong) Limited dated August 6, 2010	Exhibit 10.22 to the Quarterly Report on Form 10-Q for the period ended September 30, 2010.

10.26	Uncommitted Banking Facilities Agreement between Armco & Metawise (HK) Limited and ING Bank, N.V. dated August 12, 2010.	Exhibit 10.23 to the Quarterly Report on Form 10-Q for the period ended September 30, 2010.

Exhibit		Filed
Index	Description of Document	Herewith	Incorporated by Reference To:
10.27	Amendment No. 1 dated July 23, 2010 to the Uncommitted Trade Finance Facilities Agreement between Armco & Metawise (H.K.) Limited and RZB Austria Finance (Hong Kong) dated March 25, 2009.		Exhibit 10.24 to the Quarterly Report on Form 10-Q for the period ended September 30, 2010.

10.28	Loan Cooperation Agreement between Fremery Holdings, Ltd. and China Armco Metals, Inc. dated August 5, 2010.		Exhibit 10.25 to the Quarterly Report on Form 10-Q for the period ended September 30, 2010.

14.1	Code of Ethics		Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009

21.1	List of subsidiaries of the Registrant	√

23.1	Consent of Li & Company, PC	√

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer	√

31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer	√

32.1	Section 1350 Certification of Chief Executive Officer	√

32.2	Section 1350 Certification of Chief Financial Officer	√

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

CHINA ARMCO METALS, INC.

Date: March 31, 2011	By: /s/Kexuan Yao
Kexuan Yao, Chairman, President and Chief Executive Officer (Principal Executive Officer)

Each person whose signature appears below hereby constitutes and appoints severally Kexuan Yao and Fengtao Wen, and each of them singly, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Kexuan Yao	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 31, 2011
Kexuan Yao

/s/Fengtao Wen	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2011
Fengtao Wen

/s/Weigang Zhao	Director	March 31, 2011
Weigang Zhao

/s/ Tao Pang	Director	March 31, 2011
Tao Pang

/s/ Jinping Chan	Director	March 31, 2011
Jinping Chan

/s/ William Thomson	Director	March 31, 2011
William Thomson

China Armco Metals, Inc. and Subsidiaries

December 31, 2010 and 2009

Index to Consolidated Financial Statements

Contents	Page(s)

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets	F-3

Consolidated Statements of Operations and Comprehensive Income (Loss)	F-4

Consolidated Statement of Stockholders’ Equity	F-5

Consolidated Statements of Cash Flows	F-6

Notes to the Consolidated Financial Statements	F-7 to F-33

Schedule:

Schedule II Valuation and Qualifying Accounts for the year ended December 31, 2010 and 2009	F-34

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
China Armco Metals, Inc.
San Mateo, California

We have audited the accompanying consolidated balance sheets of China Armco Metals, Inc. and Subsidiaries (collectively “Armco Metals” or the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining on a test basis, evidence supporting the amount and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/Li & Company, PC
Li & Company, PC

Skillman, New Jersey
March 31, 2011

CHINA ARMCO METALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2010	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash	$3,097,917	$743,810
Pledged deposits	12,643,671	779,169
Marketable securities	2,890,380	-
Accounts receivable, net	19,115,019	28,390,528
Inventories	10,439,831	496,149
Advance on purchases	6,509,846	3,903,782
Prepayments and other current assets	4,729,935	3,513,538

Total Current Assets	59,426,599	37,826,976

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	34,633,639	19,779,313
Accumulated depreciation	(761,515)	(136,452)

PROPERTY, PLANT AND EQUIPMENT, net	33,872,124	19,642,861

LAND USE RIGHT
Land use right	2,338,289	2,261,204
Accumulated amortization	(153,965)	(102,970)

LAND USE RIGHT, net	2,184,324	2,158,234

Total Assets	$95,483,047	$59,628,071

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Loans payable	$24,765,820	$17,021,558
Banker's acceptance notes payable	4,174,355	-
Current maturities of capital lease obligation	727,756	-
Current maturities of long-term debt	4,537,342	2,193,881
Accounts payable	3,435,528	6,841,584
Advances received from (paid to) Chairman and CEO	799,394	35,475
Customer deposits	1,345,304	2,453,098
Corporate income tax payable	1,091,038	1,990,277
Value added tax and other taxes payable	-	1,312,455
Accrued expenses and other current liabilities	6,316,568	654,756

Total Current Liabilities	47,193,105	32,503,084

CAPITAL LEASE OBLIGATION, net of current maturities	1,540,915	-

LONG-TERM DEBT, net of current maturities	3,781,119	6,581,641

DERIVATIVE LIABILITY	138,143	3,417,974

Total Liabilities	52,653,282	42,502,699

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 1,000,000 shares authorized;
none issued or outstanding	-	-
Common stock, $0.001 par value, 74,000,000 shares authorized,
14,840,948 and 10,310,699 shares issued and outstanding, respectively	14,841	10,310
Additional paid-in capital	28,966,596	1,880,466
Retained earnings	12,711,039	14,936,915
Accumulated other comprehensive income (loss):
Change in unrealized loss on marketable securities	(506,278)	-
Foreign currency translation gain	1,643,567	297,681

Total Stockholders' Equity	42,829,765	17,125,372

Total Liabilities and Stockholders' Equity	$95,483,047	$59,628,071

See accompanying notes to the consolidated financial statements.

CHINA ARMCO METALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Year	For the Year
	Ended	Ended
	December 31, 2010	December 31, 2009

NET REVENUES	$68,786,790	$86,939,841

COST OF GOODS SOLD	66,325,780	77,995,219

GROSS PROFIT	2,461,010	8,944,622

OPERATING EXPENSES:
Selling expenses	1,157,725	447,051
General and administrative expenses	3,662,651	1,263,957

Total operating expenses	4,820,376	1,711,008

INCOME (LOSS) FROM OPERATIONS	(2,359,366)	7,233,614

OTHER (INCOME) EXPENSE:
Interest income	(45,020)	(14,092)
Interest expense	475,871	526,326
Gain from vendor price adjustment	(1,011,080)	-
Change in fair value of derivative liability	(91,269)	166,025
Loan guarantee cost	244,998	-
Government subsidy	-	(52,347)
Other (income) expense	139,747	271,249

Total other (income) expense	(286,753)	897,161

INCOME (LOSS) BEFORE INCOME TAXES	(2,072,613)	6,336,453

INCOME TAXES	153,263	1,212,057

NET INCOME (LOSS)	(2,225,876)	5,124,396

OTHER COMPREHENSIVE INCOME (LOSS):
Change in unrealized loss on marketable securities	(506,278)	-
Foreign currency translation gain (loss)	1,345,886	(71,521)

COMPREHENSIVE INCOME (LOSS)	$(1,386,268)	$5,052,875

NET INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED:

Net income (loss) per common share - basic and diluted	$(0.16)	$0.51

Weighted Average Common Shares Outstanding - basic and diluted	13,804,381	10,101,603

See accompanying notes to the consolidated financial statements.

CHINA ARMCO METALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For Year Ended December 31, 2010 and 2009

	Common Stock, $0.001 Par Value				Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Change in Unrealized Loss on Marketable Securities	Foreign Currency Translation Gain	Total Stockholders' Equity

Balance, December 31, 2008	10,092,449	$10,092	$6,942,588	$7,967,064	$-	369,202	15,288,946

The cumulative adjustment from the warrants derivative
liability at January 1, 2009 upon adoption of
FASB ASC 815-40-15 (formerly "EITF 07-5")			(5,097,404)	1,845,455			(3,251,949)

Issuance of common stock upon exercise of warrants to purchase
5,000 shares at $5.00 per share on January 30, 2009	5,000	5	24,995				25,000

Issuance of common stock to Hayden Communications
IR serviecs at $1.50 per share on May 7, 2009	7,000	7	10,493				10,500

Issuance of restricted stock to CEO and Director pursuant
to 2009 Stock Incentive Plan fo future services valued
at $3.28 per share granted on October 26, 2009	206,250	206	676,294				676,500

Issuance of restricted stock to CEO and Director pursuant
to 2009 Stock Incentive Plan for future services valued
at $3.28 per share granted on October 26, 2009			(676,500)				(676,500)

Comprehensive income
Net income				5,124,396			5,124,396
Foreign currency translation loss						(71,521)	(71,521)

Total comprehensive income							5,052,875

Balance, December 31, 2009	10,310,699	10,310	1,880,466	14,936,915	-	297,681	17,125,372

Issuance of common stock upon exercise of warrants to
purchase 1,324,346 common shares at $5.00 per share
for the three-month period ending March 31, 2010	1,324,346	1,325	6,620,405				6,621,730

Issuance of 78,217 common shares upon cashless exercise
of warrants to purchase 167,740 common shares
at $5.00 per share
for the three-month period ending March 31, 2010	78,217	78	(78)				-

Extinguishment of derivative liability associated with
the exercise of warrants to purchase common stock
for the three-month period ending March 31, 2010			1,875,106				1,875,106

Reclassification of derivative liability to additional paid-in capital associated with the waiver of anti-dilution provision
of warrants to purchase 1,031,715 common shares			1,292,227				1,292,227

Issuance of common stock upon exercise of warrants to
purchase 13,806 common shares at $5.00 per share
for the three-month period ending June 30, 2010	13,806	14	69,016				69,030

Reclassification of derivative liability to additional paid-in capital associated with the exercise
of warrants to purchase 13,806 common shares			21,229				21,229

Sale of common stock and warrant at $6.50 per unit
on April 20, 2010	1,538,464	1,538	9,111,436				9,112,974

Issuance of common stock upon exercise of options to
purchase 1,400,000 common shares at $5.00 per share
for the three-month period ending June 30, 2010	1,400,000	1,400	6,998,600				7,000,000

Issuance of common stock to China Direct Industries, Inc.
for consulting services	80,000	80	392,720				392,800

Issuance of common stock to Bespoke
for consulting services	22,500	23	78,502				78,525

Issuance of common stock to Chaoyang Steel
for loan guarantee services	66,666	67	244,930				244,997

Issuance of restricted stock to Director pursuant
to 2009 Stock Incentive Plan for future services valued
at $3.28 per share granted on September 16, 2010	6,250	6	19,494				19,500

Issuance of restricted stock to Director pursuant
to 2009 Stock Incentive Plan for future services valued
at $3.28 per share granted on September 16, 2010			(19,500)				(19,500)

Amortization of deferred compensation			244,043				244,043

Issuance of stock options to an employee pursuant
to 2009 Stock Incentive Plan for services
on October 6, 2010			138,000				138,000

Comprehensive income (loss)
Net loss				(2,225,876)			(2,225,876)
Change in unrealized loss on marketable securities					(506,278)		(506,278)
Foreign currency translation gain						1,345,886	1,345,886

Total comprehensive income (loss)							(1,386,268)

Balance, December 31, 2010	14,840,948	$14,841	$28,966,596	$12,711,039	$(506,278)	1,643,567	$42,829,765

See accompanying notes to the consolidated financial statements.

CHINA ARMCO METALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year	For the Year
	Ended	Ended
	December 31, 2010	December 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,225,876)	$5,124,396
Adjustments to reconcile net income (loss) to net cash
used in operating activities
Depreciation expense	620,411	75,383
Amortization expense	47,484	45,919
Change in fair value of derivative liability	(91,269)	166,025
Stock based compensation	1,098,366	10,500
Changes in operating assets and liabilities:
Accounts receivable	9,726,980	(11,572,691)
Inventories	(9,926,767)	(299,171)
Advance on purchases	(2,498,632)	(216,014)
Prepayments and other current assets	(1,084,517)	(3,148,066)
Accounts payable	(3,575,163)	154,294
Customer deposits	(1,191,421)	(154,936)
Taxes payable	(2,256,437)	2,263,962
Accrued expenses and other current liabilities	5,639,490	624,528

NET CASH USED IN OPERATING ACTIVITIES	(5,717,351)	(6,925,871)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment made towards pledged deposits	(11,844,576)	(779,170)
Purchase of marketable securities	(3,396,658)	-
Purchases of property and equipment	(14,180,038)	(17,345,539)

NET CASH USED IN INVESTING ACTIVITIES	(29,421,272)	(18,124,709)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	7,582,524	19,111,122
Repayment of loans payable	-	(5,003,909)
Banker's acceptance notes payable	4,174,355	-
Proceeds from capital lease obligation	2,268,671	-
Proceeds from long-term debt	1,512,447	8,775,522
Repayment of long-term debt	(2,268,671)	-
Amounts received from (repaid to) Chairman and CEO	1,264,801	(312,889)
Sales of common stock and warrants, net of offering costs	9,112,974	-
Proceeds from exercise of warrants	6,690,760	25,000
Proceeds from exercise of options	6,500,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	36,837,861	22,594,846

EFFECT OF EXCHANGE RATE CHANGES ON CASH	654,870	(53,989)

NET CHANGE IN CASH	2,354,108	(2,509,723)

Cash at beginning of year	743,810	3,253,533

Cash at end of year	$3,097,917	$743,810

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$475,871	$526,326
Income taxes paid	$1,489,888	$-

NON CASH FINANCING AND INVESTING ACTIVITIES:
Advances from stockholder treated as payment for exercise of stock options	$500,000	$-

See accompanying notes to the consolidated financial statements.

China Armco Metals, Inc. and Subsidiaries
December 31, 2010 and 2009
Notes to the Consolidated Financial Statements

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

Merger of Armco & Metawise (H.K) Limited and Subsidiaries (“Armco & Metawise”)

On June 27, 2008, the Company entered into a share purchase agreement (the “Share Purchase Agreement”) and consummated a share purchase (the “Share Purchase”) with Armco & Metawise and Feng Gao, who owned 100% of the issued and outstanding shares of Armco & Metawise.  In connection with the acquisition, the Company purchased from the Armco Shareholder 100% of the issued and outstanding shares of Armco & Metawise’s capital stock for $6,890,000 by delivery of the Company’s purchase money promissory note.  In addition, the Company issued to Ms. Gao a stock option entitling Ms. Gao to purchase a total of 5,300,000 shares of the Company’s common stock, par value $.001 per share (the “Common Stock”) at $1.30 per share expiring on September 30, 2008 and 2,000,000 shares at $5.00 per share expiring on September 30, 2010 (the “Gao Option”).  On August 12, 2008, Ms. Gao exercised her option to purchase and the Company issued 5,300,000 shares of its common stock in exchange for the $6,890,000 note owed to Ms. Gao.  The shares issued represented approximately 69.7% of the issued and outstanding common stock immediately after the consummation of the Share Purchase and exercise of the option to purchase 5,300,000 shares of the Company’s common stock at $1.30 per share.  As a result of the ownership interests of the former shareholders of Armco & Metawise, for financial statement reporting purposes, the merger between the Company and Armco & Metawise has been treated as a reverse acquisition with Armco & Metawise deemed the accounting acquirer and the Company deemed the accounting acquiree under the purchase method of accounting in accordance with section 805-10-55 of the FASB Accounting Standards Codification. The reverse merger is deemed a capital transaction and the net assets of Armco & Metawise (the accounting acquirer) are carried forward to the Company (the legal acquirer and the reporting entity) at their carrying value before the combination.  The acquisition process utilizes the capital structure of the Company and the assets and liabilities of Armco & Metawise which are recorded at historical cost.  The equity of the Company is the historical equity of Armco & Metawise retroactively restated to reflect the number of shares issued by the Company in the transaction.

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

Formation of Armco Metals (Shanghai) Holdings, Ltd.

On July 16, 2010, the Company formed Armco Metals (Shanghai) Holdings. Ltd. (“Armco Shanghai”) as a WOFE subsidiary in Shanghai, China. Armco Shanghai serves as the headquarters for the Company’s China operations and oversees the activities of the Company in financing and international trading.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The consolidated financial statements include all accounts of Armco Metals, Armco & Metawise, Armet and Henan Armco as of December 31, 2010 and 2009 and for the years then ended; all accounts of Lianyungang Armco as of December 31, 2010 and 2009, for the year ended December 31, 2010 and for the period from June 4, 2009 (inception) through December 31, 2009; and all accounts of Armco Shanghai as of December 31, 2010 and for the period from July 16, 2010 (inception) through December 31, 2010.  All inter-company balances and transactions have been eliminated.

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

Marketable securities, available for sale

The Company accounts for marketable securities, available for sale, in accordance with sub-topic 320-10 of the FASB Accounting Standards Codification (“Sub-topic 320-10”). Pursuant to Section 320-10-35, investments in debt securities that are classified as available for sale and equity securities that have readily determinable fair values that are classified as available for sale shall be measured subsequently at fair value in the consolidated balance sheets at each balance sheet date. Unrealized holding gains and losses for available-for-sale securities (including those classified as current assets) shall be excluded from earnings and reported in other comprehensive income until realized except an available-for-sale security that is designated as being hedged in a fair value hedge, from which all or a portion of the unrealized holding gain and loss of shall be recognized in earnings during the period of the hedge, pursuant to paragraphs 815-25-35-1 through 35-4.

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

Inventories

The Company values inventories, consisting of purchased merchandise for resale, finished goods, consumables and raw materials, at the lower of cost or market.  Cost is determined on first-in and first-out (“FIFO”) method for purchased merchandise for resale and the weighted average cost method for finished goods.  Cost of finished goods comprises direct labor, direct materials, direct production cost and an allocated portion of production overhead.  The Company follows paragraph 330-10-30-3 of the FASB Accounting Standards Codification for the allocation of production costs and charges to inventories.  The Company allocates fixed production overhead to inventories based on the normal capacity of the production facilities expected to be achieved over a number of periods or seasons under normal circumstances, taking into account the loss of capacity resulting from planned maintenance.  Judgment is required to determine when a production level is abnormally low (that is, outside the range of expected variation in production).  Factors that might be anticipated to cause an abnormally low production level include significantly reduced demand, labor and materials shortages, and unplanned facility or equipment down time.  The actual level of production may be used if it approximates normal capacity.  In periods of abnormally high production, the amount of fixed overhead allocated to each unit of production is decreased so that inventories are not measured above cost.  The amount of fixed overhead allocated to each unit of production is not increased as a consequence of abnormally low production or idle plant and  unallocated overheads of underutilized or idle capacity of the production facilities are recognized as period costs in the period in which they are incurred rather than as a portion of the inventory cost.

The Company regularly reviews raw materials, finished goods and purchased merchandise for resale inventories on hand and, when necessary, records a provision for excess or obsolete inventories based primarily on current selling price, sales prices of confirmed backlog orders and spot market prices.  There was no inventory obsolescence at December 31, 2010 or 2009.

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

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.  The Company determined that there were no impairments of long-lived assets as of December 31, 2010 or 2009.

Banker’s acceptance notes payable

The Company satisfies certain accounts payable, through the issuance of banker’s acceptance notes issued by financial institutions to certain of the Company’s vendors.  These notes are usually of a short term nature, approximately three to nine months in length.  They are non-interest bearing,  are due on the date of maturity, and are paid by the Company’s banks directly to the vendors upon presentation on the date of maturity and the Company is obliged to repay the face value of the note to the financial institutions.  In the event of insufficient funds to repay these notes, the Company's bank will convert them to loans on demand with interest at a predetermined rate per annum payable monthly.

Customer deposits

Customer deposits primarily represent amounts received from customers for future delivery of products, all of which were fully or partially refundable depending upon the terms and conditions of the sales agreements.

Leases

Lease agreements are evaluated to determine whether they are capital leases or operating leases in accordance with paragraph 840-10-25-1 of the FASB Accounting Standards Codification (“Paragraph 840-10-25-1”).  When substantially all of the risks and benefits of property ownership have been transferred to the Company, as determined by the test criteria in Paragraph 840-10-25-1, the lease then qualifies as a capital lease.

Capital lease assets are depreciated on a straight line method, over the capital lease assets estimated useful lives consistent with the Company’s normal depreciation policy for tangible fixed assets.  Interest charges are expensed over the period of the lease in relation to the carrying value of the capital lease obligation.

Rent expense for operating leases, which may include free rent or fixed escalation amounts in addition to minimum lease payments, is recognized on a straight-line basis over the duration of each lease term.

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

The Company initially classified the warrants to purchase 2,728,913 shares of its common stock issued in connection with its July 2008 offering of common stock as additional paid-in capital upon issuance of the warrants.  Upon the adoption of Section 815-40-15 on January 1, 2009, these warrants are no longer deemed to be indexed to the Company’s own stock and were reclassified from equity to a derivative liability with a fair value of $3,251,949 effective as of January 1, 2009.  The reclassification entry included a cumulative adjustment to retained earnings of $1,845,455 and a reduction of additional paid-in capital of $5,097,404, the amount originally classified as additional paid-in capital upon issuance of the warrants on July 31, 2008.

On January 30, 2009, the Company issued 5,000 shares of its common stock for cash at $5.00 per share and received a cash payment of $25,000 in connection with the exercise of the warrant to purchase 5,000 shares with an exercise price of $5.00 per share by one investor and warrant holder.

During the three months ended March 31, 2010, warrants to purchase 1,324,346 shares of the Company’s common stock were exercised for cash at $5.00 per share and warrants to purchase 167,740 shares of the Company’s common stock were exercised on a cashless basis, for which the Company issued 1,324,346 and 78,217 shares of its common stock to the warrant holders and reclassified $1,665,011 and $210,095 of the derivative liability to additional paid-in capital, respectively.  In addition, during the three months ended March 31, 2010, certain holders of warrants to purchase 1,031,715 shares of its common stock reached agreements with the Company, effective as of January 1, 2010, whereby the Company waived its right to offer or sell additional shares of its common stock below $5.00 per share in the future and the warrant holders waived their anti-dilution or commonly known as a most favored nation clause, for which the Company reclassified $1,292,227 of the derivative liability to additional paid-in capital.

During April 2010, four (4) warrant holders exercised their warrants to purchase 13,806 shares of Company common stock at $5.00 per share resulting in cash proceeds of $69,030 to the Company, for which the Company issued 13,806 shares of its common stock to the warrant holders and reclassified $21,229 of the derivative liability to additional paid-in capital.

The Company valued the fair value of the remaining derivative warrant liability at $138,143 at December 31, 2010 and recognized a net gain of $91,269 on the change in the fair value of the derivative warrants to purchase 186,306 shares of Company common stock for the year then ended.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, pledged deposits, accounts receivable, advance on purchases, prepayments and other current assets, accounts payable, customer deposits, corporate income tax payable, accrued expenses and other current liabilities approximate their fair values because of the short maturity of these instruments.  The Company’s loans payable, banker’s acceptance notes payable, and long-term debt approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2010 and 2009.

The Company marks its available for sale marketable securities at fair value in the statement of financial position at each balance sheet date and reports the unrealized holding gains and losses for available-for-sale securities in other comprehensive income (loss) until realized.

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

(ii) Import and export agent services:  Form time to time, the Company provides import and export agent services to certain of its customers. Revenue from import and export agent services is recognized as the services are provided.  The import and export agent services are considered provided when the goods to be imported or exported by the customer are delivered to the designated port specified by the service contract.  The Company follows paragraph 605-45-45-15 to paragraph 605-45-45-18 of the FASB Accounting Standards Codification for revenue recognition to report revenue net for its import and export agent services since (1) the Company’s supplier is the primary obligor in the arrangement, (2) the amount the Company earns is fixed, and (3) the Company’s supplier has credit risk.  The Company did not provide any import and export agent services for the year ended December 31, 2010 or 2009.

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

Stock-based compensation for obtaining employee services

The Company accounts for its stock based compensation in which the Company obtains employee services in share-based payment transactions under the recognition and measurement principles of the fair value recognition provisions of section 718-10-30 of the FASB Accounting Standards Codification. Pursuant to paragraph 718-10-30-6 of the FASB Accounting Standards Codification, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.

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

Equity instruments issued to parties other than employees for acquiring goods or services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of section 505-50-30 of the FASB Accounting Standards Codification (“Section 505-50-30”).

Pursuant to Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.

Pursuant to Paragraph 505-50-30-S99-1, if the Company receives a right to receive future services in exchange for unvested, forfeitable equity instruments, those equity instruments are treated as unissued for accounting purposes until the future services are received (that is, the instruments are not considered issued until they vest). Consequently, there would be no recognition at the measurement date and no entry should be recorded.

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

Unless otherwise noted, the rate presented below per U.S. $1.00 was the interbank rate as quoted by OANDA Corporation (www.oanda.com) as of January 1, 2009 and forward contained in its consolidated financial statements.  Management believes that the difference between RMB vs. U.S. dollar exchange rate quoted by the PBOC and RMB vs. U.S. dollar exchange rate reported by OANDA Corporation were immaterial.  Translations do not imply that the RMB amounts actually represent, or have been or could be converted into, equivalent amounts in U.S. dollars.  Translation of amounts from RMB into U.S. dollars has been made at the following exchange rates for the respective periods:

	December 31, 2010	December 31, 2009	December 31, 2008

Balance sheets	6.6118	6.8372	6.8225

Statements of income and comprehensive income	6.7788	6.8409	6.9477

Net gains and losses resulting from foreign exchange transactions, if any, are included in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).  The foreign currency translation gain (loss) was $1,345,886 and $(71,521) and the effect of exchange rate changes on cash flows were $654,870 and $(53,989) for the years ended December 31, 2010 and 2009, respectively.

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

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.   Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss)  by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through stock options and warrants.

The following table shows the potentially outstanding dilutive shares excluded from the diluted net loss per share calculation for the years ended December 31, 2010 and 2009 as they were anti-dilutive:

	Potentially outstanding dilutive shares
	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009

Stock options issued on June 27, 2008 in connection with the acquisition of Armco Hong Kong exercisable at $5.00 per share expiring two (2) years from date of issuance	-	2,000,000

Warrants issued on August 1, 2008 in connection with the Company’s August 1, 2008 equity financing inclusive of non-derivative warrants to purchase 1,031,715 shares and derivative warrants to purchase 186,306 shares at $5.00 per share expiring five (5) years from date of issuance	1,218,022	2,723,913

Warrants issued on April 20, 2010 in connection with the Company’s April 20, 2010 equity financing inclusive of warrants to purchase 1,538,464 shares to the investors and warrants to purchase 76,923 shares to the placement agent at $7.50 per share expiring five (5) years from date of issuance	1,615,387	-

Options issued on October 5, 2010 to an employee to purchase 40,000 common shares exercisable at $5.00 per share expiring five (5) years from the date of issuance	40,000	-

Total potentially outstanding dilutive shares	2,873,409	4,723,913

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

Recently issued accounting pronouncements

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements”, which provides amendments to Subtopic 820-10 that requires new disclosures as follows:

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

In April 2010, the FASB issued ASU No. 2010-13, “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades” (“ASU 2010-13”). This update provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.

In August 2010, the FASB issued ASU 2010-21, “Accounting for Technical Amendments to Various SEC Rules and Schedules: Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies” (“ASU 2010-21”), was issued to conform the SEC’s reporting requirements to the terminology and provisions in ASC 805, Business Combinations, and in ASC 810-10, Consolidation. ASU No. 2010-21 was issued to reflect SEC Release No. 33-9026, “Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies,” which was effective April 23, 2009. The ASU also proposes additions or modifications to the XBRL taxonomy as a result of the amendments in the update.

In August 2010, the FASB issued ASU 2010-22, “Accounting for Various Topics: Technical Corrections to SEC Paragraphs” (“ASU 2010-22”), which amends various SEC paragraphs based on external comments received and the issuance of SEC Staff Accounting Bulletin (SAB) No. 112, which amends or rescinds portions of certain SAB topics.  The topics affected include reporting of inventories in condensed financial statements for Form 10-Q, debt issue costs in conjunction with a business combination, sales of  stock by subsidiary, gain recognition on sales of business, business combinations prior to an initial public offering, loss contingent and liability assumed in business combination, divestitures, and oil and gas exchange offers.

In December 2010, the FASB issued the FASB Accounting Standards Update No. 2010-28 “Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”).Under ASU 2010-28, if the carrying amount of a reporting unit is zero or negative, an entity must assess whether it is more likely than not that goodwill impairment exists. To make that determination, an entity should consider whether there are adverse qualitative factors that could impact the amount of goodwill, including those listed in ASC 350-20-35-30. As a result of the new guidance, an entity can no longer assert that a reporting unit is not required to perform the second step of the goodwill impairment test because the carrying amount of the reporting unit is zero or negative, despite the existence of qualitative factors that indicate goodwill is more likely than not impaired. ASU 2010-28 is effective for public entities for fiscal years, and for interim periods within those years, beginning after December 15, 2010, with early adoption prohibited.

In December 2010, the FASB issued the FASB Accounting Standards Update No. 2010-29 “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”). ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this Update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amended guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 – PLEDGED DEPOSITS

Pledged deposits represent cash with financial institutions as collateral to the letters of credit issued by these financial institutions to be released to pay vendors upon receipt of goods by the Company.  Pledged deposits at December 31, 2010 and 2009 consisted of the following:

	December 31, 2010	December 31, 2009
Armco & Metawise
Letters of credit	$427,553	$194,700
Armet
Bank acceptance notes payable	1,906,684	-

Deposit for release of collateralized finished goods for shippment	7,135,727	-
Henan Armco
Letters of credit	3,174,707	584,469

	$12,643,671	$779,169

NOTE 4 – MARKETABLE SECURITIES, AVAILABLE FOR SALE

On June 8, 2010, China Armco Metals, Inc. (the “Company”) entered into a Subscription Agreement (the “Subscription Agreement”) with Apollo Minerals Limited (“Apollo Minerals”), an Australian iron ore exploration company listed on the Australian Securities Exchange (ASX: AON).  Under the terms of the Subscription Agreement, the Company agreed to acquire up to a 19.9% stake in Apollo for US $3,396,658 in cash. On July 19, 2010 Apollo Minerals issued 29,250,000 shares of its common stock to the Company.  Pursuant to the Subscription Agreement, the Company received a seat on Apollo Minerals’ Board of Directors in July 2010.  The board representation continues as long as the Company maintains a minimum 12% stake in Apollo Minerals.

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

As of December 31, 2010, the Company’s available for sale marketable securities were marked to market to its fair value of $2,890,380 and reported a $(506,278) change in unrealized loss on marketable securities as other comprehensive income (loss) in its Stockholders’ Equity.

NOTE 5 – INVENTORIES

Inventories at December 31, 2010 and 2009 consisted of the following:

	December 31, 2010		December 31, 2009

Finished goods	$4,719,339	*	$-
Purchased merchandise for resale	3,795,333		496,149
Raw materials	1,925,159	*	-

	$10,439,831		$496,149

•	Armet’s raw materials and finished goods are collateralized for loans from the Bank of Communications.

Finished goods are comprised of all of the processed scrap metal at Armet.  Purchased merchandise for sale is comprised of all of the metal ores to be resold through its distribution business at Armco & Metawise and Henan.  Raw materials consisted of scrap metals to be processed at Armet.  Due to the short duration time for the processing of its products, there was no material work-in-process inventory at December 31, 2010.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, stated at cost, less accumulated depreciation at December 31, 2010 and 2009 consisted of the following:

	Estimated Useful Life (Years)	December 31, 2010	December 31, 2009

Buildings and leasehold improvements (i)	20	$21,426,672	$393,418
Construction in progress		32,682	18,994,767
Machinery and equipment	7	11,954,005	18,376
Vehicles	5	1,034,961	291,787
Office equipment	5-8	185,319	80,965

		34,633,339	19,779,313
Less accumulated depreciation (ii)		(761,515)	(136,452)

		$33,872,124	$19,642,861

(i)           Capitalized interest

For the year ended December 31, 2010 and 2009, the Company capitalized $399,411 and $0 interest to fixed assets, respectively.

(ii)          Depreciation and amortization expense

Depreciation and amortization expense for the year ended December 31, 2010 and 2009 was $629,272, and 78,152, respectively.

NOTE 7 – LAND USE RIGHT

Land use right, stated at cost, less accumulated amortization at December 31, 2010 and 2009, consisted of the following:

	December 31, 2010	December 31, 2009

Land use right	$2,338,289	$2,261,204
Accumulated amortization	(153,965)	(102,970)

	$2,184,324	$2,158,234

Amortization expense

Amortization expense for the years ended December 31, 2010 and 2009 was $34,736 and $45,894, respectively.  Amortization expense for the next five (5) years is approximately $35,613 per year.

NOTE 8 – LOANS PAYABLE

Loans payable at December 31, 2010 and 2009 consisted of the following:

	December 31, 2010	December 31, 2009
Armco & Metawise

Loan payable to RZB Austria Finance (Hong Kong) Limited, collateralized by certain of the Company’s inventory, guaranteed by the Company’s Chairman and Chief Executive Officer, with interest at the bank’s cost of funds plus 200 basis points, per annum, payable monthly, with principal due and paid on January 26, 2011. Prior principal and interest due and paid on February 4, 2010	2,145,246	12,277,218

Loan payable to ING Bank, Hong Kong Branch, in the form of letters of credits, secured by (i) pledged deposits equal to 5% of the letters of credits, (ii) guarantee from China Armco Metals, Inc., (iii) guarantee by the Company’s Chairman and Chief Executive Officer, and (iv) assignment of specific receivables, with interest at the bank’s cost of funds plus 250 basis points, per annum, payable monthly with principal and interest due and paid on January 3, 2011.	11,198,830	-

Unsecured loan payable to Fremery Holdings, Ltd., with interest at 15% per annum, with principal and interest due March 26, 2011 and paid in full by March 23, 2011.	1,500,000	-

Armet

Loan payable to Bank of Communications, Lianyuangang Branch, under trade credit facilities, collateralized by Armet inventories and guaranteed by the Company’s Chairman and Chief Executive Officer, with interest at 110% of the bank’s benchmark rate, per annum (5.3631%), payable monthly, with principal due through June 11, 2011.	9,074,685	-

Loan payable to Bank of China, Lianyuangang Branch, under trade credit facilities, guaranteed by the Company’s Chairman and Chief Executive Officer, with interest at 5.838%, per annum, payable monthly, with principal due October 28, 2011.	756,224	-

Henan Armco

Loan payable to Guangdong Development Bank Zhengzhou Branch, with interest at 4.5%, per annum, payable monthly, with principal due and paid March 21, 2011	90,835

Loan payable to Guangdong Development Bank Zhengzhou Branch, collateralized by certain of Henan’s inventory, with interest at 6.30% per annum payable monthly, with principal due and paid as of March 24, 2010.	-	4,598,081

Loan payable to an individual, non-interest bearing, with principal due on demand and paid by March 31, 2010	-	146,259

	$24,765,820	$17,021,558

NOTE 9 – BANKER’S ACCEPTANCE NOTES PAYABLE

Banker’s acceptance notes payable

Banker’s acceptance notes payable at December 31, 2010 and 2009, consisted of the following:

	December 31, 2010	December 31, 2009

Banker’s acceptance notes payable maturing and payable from May 15, 2011 through May 30, 2011	$4,174,355	$-

	$4,174,355	$-

NOTE 10 – RELATED PARTY TRANSACTIONS

Advances from stockholder

Advances from stockholder at December 31, 2010 and 2009 consisted of the following:

	December 31, 2010	December 31, 2009

Advances from chairman, chief executive officer and stockholder	$799,394	$35,475

	$799,394	$35,475

The advances bear no interest and are due on demand.

Operating lease from Chairman, CEO and Stockholder

On January 1, 2006, Henan entered into a non-cancellable operating lease for its 176.37 square meter commercial office space in the City of Zhengzhou, Henan Province, PRC from Chairman, Chief Executive Officer and significant stockholder of the Company for RMB10,000 per month, which expired on December 31, 2008 and has been extended through December 31, 2011.  Total lease payments for the years ended December 31, 2010 and 2009 amounted to RMB120,000 per year (equivalent to $18,149).  Future minimum lease payments required under the non-cancelable operating lease are RMB120,000 per year (equivalent to $18,149) for 2011.

NOTE 11 – CAPITAL LEASE OBLIGATION

Capital lease obligation at December 31, 2010 and 2009 consisted of the following:

	December 31, 2010	December 31, 2009

Armet

Capital lease obligation to a financing company for a term of three (3) years, collateralized by all of Armet’s machinery and equipment, with interest at 11.8% per annum, with principal and interest due and payable in monthly installment of RMB497,897 (approximately $75,304) on the 23rd of each month.	$2,268,671	$-

Less current maturities	(727,756)	(-)

CAPITAL LEASE OBLIGATION, net of current maturities	$1,540,915	$-

The future minimum payments under this capital lease obligation at December 31, 2010 were as follows:

Year ending December 31:
2011	$978,280

2012	903,652

2013	828,347

Total capital lease obligation payments	2,710,279
Less amounts representing interest	(441,608)

Present value of total future capital lease obligation payments	2,268,671
Less current maturities of capital lease obligation	(727,756)

Capital lease obligation, net of current maturities	$1,540,915

NOTE 12 – LONG-TERM DEBT

Long-term debt at December 31, 2010 and 2009 consisted of the following:

	December 31, 2010	December 31, 2009
Armet

Long-term debt due to Bank of China, Lianyuangang Branch, collateralized by all of Armet’s building and land use right, with interest at 5.40% per annum payable monthly, with principal of RMB30,000,000 ($4,537,342), and RMB35,000,000 ($3,781,119) due August 25, 2011 and August 25, 2012, respectively.	$8,318,461	$8,775,522

Less current maturities	(4,537,342)	(2,193,881)

LONG-TERM DEBT, net of current maturities	$3,781,119	$6,581,641

NOTE 13 – DERIVATIVE INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The fair value of the 2008 warrants treated as derivatives were computed using the following assumptions:

	December 31, 2010	December 31, 2009

Expected option life (year)	2.50	3.50
Expected volatility	159%	169%
Risk-free interest rate	1.02%	2.61%
Dividend yield	0.00%	0.00%

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

Extinguishment of derivative warrant liability

During the three months ended March 31, 2010, certain holders of 2008 warrants to purchase 1,031,715 shares of the Company’s common stock reached agreements with the Company effective as of January 1, 2010, whereby the Company waived its right to offer or sell additional shares of its common stock below $5.00 per share in the future and the 2008 warrant holders waived their anti-dilution or commonly known as most favored nation clause, for which the Company reclassified $1,292,227 of the derivative warrant liability to additional paid-in capital.

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

During April 2010, four (4) 2008 warrant holders exercised their warrants to purchase 13,806 shares of the Company’s common stock at an exercise price of $5.00 per share resulting in cash proceeds of $69,030 to the Company.

Warrants outstanding

As of December 31, 2010 warrants to purchase 1,218,021 shares of Company common stock remain outstanding.

The table below summarizes the Company’s derivative warrant activity through December 31, 2010:

	2008 Warrant Activities				APIC	(Gain) Loss
	Derivative Shares	Non-derivative Shares	Total Warrant Shares	Fair Value of Derivative Warrants	Reclassification of Derivative Liability	Change in Fair Value of Derivative Liability

Derivative warrant at 12/31/2009	2,728,913	-	2,728,913	$(3,417,974)	$-	$166,025

Exercise of warrants	(5,000)	-	(5,000)	6,263	(6,263)	-

Exercise of warrants	(1,324,346)	-	(1,324,346)	1,658,748	(1,658,748)	-

Exercise of warrants – Cashless	(167,740)	-	(167,740)	210,095	(210,095)	-

Total warrant exercised	(1,497,086)	-	(1,497,086)	1,875,106	(1,875,106)	-

Extinguishment of warrant liability resulting from waiver of anti-dilution	(1,031,715)	1,031,715	-	1,292,227	(1,292,227)	-

Derivative warrants remaining	200,112	-	-	(250,641)	-	-

Mark to market	-	-		(321,752)	-	321,752

Derivative warrant at 03/31/2010	200,112	1,031,715	1,231,827	(572,393)	-	321,752

Exercise of warrants in April 20, 2010	(13,806)	-	(13,806)	21,229	(21,229)	-

Derivative warrants remaining	186,306	-	186,306	(551,164)	-	-

Mark to market	-	-		427,875	-	(427,875)

Derivative warrant at 06/30/2010	186,306	1,031,715	1,218,021	(123,289)	-	(106,123)

Mark to market	-	-		(13,211)	-	13,211

Derivative warrant at 09/30/2010	186,306	1,031,715	1,218,021	(136,500)	-	(92,912)

Mark to market	-	-		(1643)	-	1643

Derivative warrant at 12/31/2010	186,306	1,031,715	1,218,021	$(138,143)	$-	$(91,269)

 (ii) Warrants issued in April 2010

Description of warrants

In connection with the sale of 1,538,464 shares of its common stock at $6.50 per share or $10,000,016 in gross proceeds to nine (9) accredited and institutional investors on April 20, 2010, the Company issued five (5) year common stock purchase warrants to purchase an additional 1,538,464 shares of its common stock at $7.50 per share (“2010 Warrants”) exercisable commencing 181 days following the date of issuance.  At the closing of the private offering, the Company paid Rodman & Renshaw, LLC, a FINRA member firm that served as placement agent for the Company in the offering, (i) a fee of $500,000 as compensation for their services and (ii) five-year common stock purchase warrants to purchase 76,923 shares of the Company’s common stock at $7.50 per share exercisable commencing 181 days following the date of issuance, as well as a $15,000 non-accountable expense allowance to one of the nine (9) investors in the offering.

Warrants valuation and related assumptions

The 2010 warrants were valued with the following assumptions:

-	The underlying NYSEAmex stock price $6.95 was used as the fair value of the common stock as of 4/20/10;
-
The Company’s stock price would fluctuate with its projected volatility. The projected volatility curve for each valuation period was based on the historical volatility of 14 comparable companies in the metal/industrial metals industries:

-	At April 20, 2010 one (1) through five (5) years were 76%, 134%, 155%, 167% and 182%, respectively.
-	The Holder would exercise the warrants at maturity if the stock price was above the exercise price.
-	Dilutive reset events projected to occur are based on no future projected capital needs;
-	The Holder would exercise the warrants as they become exercisable at target prices of $11.25 for the 2010 Offering, and lowering such target as the warrants approaches maturity.
-	1,615,387 warrants have been issued on 4/20/10.

The fair value of the 2010 warrants, estimated on the date of issuance, was $2,483,938.

Derivative analysis

The warrants issued as part of the 4/20/10 private placement were analyzed to determine the appropriate treatment under ASC 815-40. The warrants meet the provisions of EITF 07-5 (ASC 815-40) to be considered indexed to the Company’s own stock. In addition, the warrants meet all the criteria in EITF 00-19 (ASC 815-40) to be accounted for as equity.

Warrants outstanding

As of December 31, 2010 warrants to purchase 1,615,387 shares of its common stock remain outstanding.

(iii) Warrant activities

The table below summarizes the Company’s derivative warrant activities through December 31, 2010:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, December 31, 2008	2,728,913	$5.00	$5.00	$-	$-

Granted	-	-	-	-	-
Canceled	-	-	-	-	-
Exercised	(5,000)	5.00	5.00		-
Expired	-	-	-	-	-
Balance, December 31, 2009	2,723,913	$5.00	$5.00	$-	$-

Granted	1,615,387	7.50	-	2,483,938	-
Canceled for cashless exercise	(89,523)	- -	-	-	-

Exercised (Cashless)	(78,217)	-	-	-	-
Exercised	(1,338,152)	5.00	5.00	-	-
Expired	-	-	-	-	-
Balance, December 31, 2010	2,833,408	$6.43	$4.14	$-	$-

Earned and exercisable, December 31, 2010	2,833,408	$6.43	$4.14	$-	$-

Unvested, December 31, 2010	-	$-	$-	$-	$-

The following table summarizes information concerning outstanding and exercisable warrants as of December 31, 2010:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$5.00	1,218,021	3.00	$5.00	1,218,021	3.00	$5.00

$7.50	1,615,387	5.00	$7.50	1,615,387	5.00	$7.50

$5.00 - $7.50	2,833,408	4.14	$6.43	2,833,408	4.14	$6.43

NOTE 14 – STOCKHOLDERS’ EQUITY

Sale of common stock

On April 20, 2010, the Company entered into a Securities Purchase Agreement with nine (9) accredited and institutional investors for the sale of 1,538,464 shares of its common stock at an offering price of $6.50 per share resulting in gross proceeds to the Company of $10,000,016.  At closing the Company issued the investors five (5) year common stock purchase warrants to purchase an additional 1,538,464 shares of its common stock at an exercise price of $7.50 per share.  The warrants are exercisable commencing 181 days after the date of issuance.  The private offering, which was made under an exemption from the registration requirements of the Securities Act of 1933 in reliance on exemptions provided by Section 4(2) of that act and Rule 506 of Regulation D.  At closing, the Company paid Rodman & Renshaw, LLC, a FINRA member firm that served as placement agent for the Company in the offering, (i) a fee of $500,000 as compensation for its services and (ii) issued the firm five (5) year common stock purchase warrants exercisable for 76,923 shares of the Company’s common stock at an exercise price of $7.50 per share which are exercisable commencing 181 days after the date of issuance, as well as a $15,000 non-accountable expense allowance to one (1) of the investors in the offering.  The Company intends to use the net proceeds from this offering for its working capital.

Issuance of common stock for services

On May 7, 2009, the Company issued 7,000 shares of its common stock to Hayden Communications as consideration for canceling an agreement to provide IR services.  These shares were valued at $1.50 per share for total consideration of $10,500 (the estimated fair value on the date of grant).

On February 5, 2010, the Company issued 80,000 shares of its common stock to China Direct Investments, Inc. as consideration for management and accounting consulting services for the period beginning January 1, 2010 through December 31, 2010.  There is no performance commitment at the date of the agreement therefore the company will use the date(s) at which performance is complete as the measurement date(s).  The services are earned and forfeitable on a ratable basis throughout each quarter during the year.  The 20,000 shares each earned for each quarter in 2010 were valued at $9.39, $2.90, $3.47 and $3.88 per share, or $187,800, $58,000, $69,400 and $77,600 in aggregate, which was recorded as consulting fees for the relevant quarter. In aggregate, $392,800 was recorded as consulting fee for the year ended December 31, 2010.

On April 30 and July 9, 2010, the Company issued 12,500 shares and 10,000 shares, or 22,500 shares in aggregate to Bespoke Growth Partners, Inc. as consulting fees for investor relations services rendered, valued at $3.49 per share for $78,525.

On June 11, 2010 the Company entered into a Guaranty Cooperation Agreement with Henan Chaoyang Steel Co., Ltd. (“Henan Chaoyang”), a Chinese limited liability company that was 85% owned by the Company’s then member of the Board of Director, Mr. Heping Ma.  Under the terms of the guaranty, Henan Chaoyang agreed to provide loan guarantees to Armet existing and pending bank lines of credit of up to 300 million RMB in aggregate (approximately $45,400,000) for five (5) years expiring June 30, 2016.  On September 16, 2010 Mr. Ma resigned from the Company’s Board of Directors.  As consideration for the guaranty, the Company issued a designee of Henan Chaoyang 500,000 shares of its common stock, which are earned and forfeitable on a ratable basis during the term of the agreement.  The 33,333 shares each earned for quarters ended September 30, 2010 and December 31, 2010 were valued at $3.47 and $3.88 per share, or $115,666 and $129,332 in aggregate, which was recorded as loan guarantee expense and included in the consolidated statements of operations and comprehensive income (loss) for the relevant periods. In aggregate, $244,998 was recorded as loan guarantee expense for the year ended December 31, 2010.

Stock options

On June 27, 2008, the Company entered into a share purchase agreement (the “Share Purchase Agreement”) and consummated a share purchase (the “Share Purchase”) with Armco & Metawise (H.K) Limited and Feng Gao, who owned 100% of the outstanding shares of Armco.  Under the Share Purchase Agreement, the Company purchased from Ms. Gao, the sole shareholder of Armco, 100% of the issued and outstanding shares of Armco & Metawise capital stock for $6,890,000 by delivery of the Company’s purchase money promissory note (the “Share Purchase”).  In addition, the Company issued to Ms. Gao a stock option entitling Ms. Gao to purchase 5,300,000 shares of our common stock, par value $.001 per share (the “Common Stock”) at $1.30 per share expiring on December 31, 2008 and 2,000,000 shares at $5.00 per share expiring on June 27, 2010, vested immediately (the “Gao Option”).  On August 12, 2008, Ms. Gao exercised her option to purchase and the Company issued 5,300,000 Shares in exchange for the $6,890,000 note owed to Ms. Gao.  Accordingly, the 5,300,000 Shares issued to Ms. Gao represented approximately 69.7% of the issued and outstanding Shares of the Company giving effect to the cancellation of 7,694,000 Shares owned by Mr. Cox.

The fair value of the stock options issued in June 2008 under Share Purchase Agreement using the Black-Scholes Option Pricing Model was $0 at the date of grant.  For the interim periods ended March 31, 2010 and 2009, the Company did not grant any stock options.

On April 12, 2010, Mr. Kexuan Yao purchased the stock option to purchase 2,000,000 shares of the Company’s common stock at $5.00 per share on June 27, 2008 originally granted to and owned by Ms. Feng Gao pursuant to a share purchase agreement to consummate the reverse merger capital transaction with Armco & Metawise (H.K) Limited.  In addition, on April 12, 2010 and June 25, 2010, Mr. Yao exercised part of the option and purchased 1,000,000 and 400,000 shares of the Company’s common stock at $5.00 per share resulting in net proceeds of $4,500,000, forgiveness of debt of $500,000 and $2,000,000 to the Company, respectively. The balance of the stock option to purchase the remaining 600,000 common shares expired at June 27, 2010.

The table below summarizes the Company’s stock option activities through December 31, 2010:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Grant	Aggregate Intrinsic Value

Balance, December 31, 2008	2,000,000	$5.00	$5.00	*	$-

Granted	-	-	-		-
Canceled	-	-	-		-
Exercised	-	-	-		-
Expired	-	-	-		-
Balance, December 31, 2009	2,000,000	$5.00	$5.00	*	$-

Granted	-	-	-		-
Canceled	-	-	-		-
Exercised	(1,400,000)	5.00	5.00		-
Expired	(600,000)	-	-		-
Balance, December 31, 2010	-	$5.00	$5.00	*	$-

Vested and exercisable, December 31, 2010	-	$-	$-	-	$-

Unvested, December 31, 2010	-	$-	$-	-	$-

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

On October 26, 2009, the Company awarded 200,000 shares of its restricted common stock, par value $.001 per share, pursuant to the 2009 Stock Incentive Plan, to Mr. Kexuan Yao, the Company’s Chief Executive Officer.  The shares awarded to Mr. Yao will vest 66,667 shares on December 15, 2010, 66,667 shares on December 15, 2011 and 66,666 shares on December 15, 2012.  These shares were valued at $3.28 per share or $656,000 on the date of grant and were amortized over the vesting period.  In aggregate, $218,688 was recorded as stock based compensation for the year ended December 31, 2010.

On October 26, 2009, the Company agreed to pay Mr. William Thomson the sum of $20,000 and awarded 6,250 shares of the Company’s restricted common stock to Mr. William Thomson in conjunction with his appointment to the Company's board of directors.  The shares awarded to Mr. Thompson will vest 25% on March 31, 2010, 25% on June 30, 2010, 25% on September 30, 2010 and 25% on December 31, 2010.  The restricted stock vests only if Mr. Thomson is still a director of the Company on the vesting date (with limited exceptions), and the shares are eligible for the payment of dividends, if the Board of Directors was to declare dividends on the Company’s common stock.  These shares were valued at $3.28 per share or $20,500 on the date of grant and were amortized over the vesting period.  In aggregate, all of the $20,500 was earned and recorded as stock based compensation for the year ended December 31, 2010.

On September 16, 2010, the Company agreed to pay Mr. Jinping Chan the sum of $20,000 and awarded 6,250 shares of the Company’s restricted common stock to Mr. Chan in conjunction with his appointment to the Company's board of directors.  The shares awarded to Mr. Chan will vest 50% on March 10, 2011 and 50% on September 10, 2011.  The restricted stock vests only if Mr. Chan is still a director of the Company on the vesting date (with limited exceptions), and the shares are eligible for the payment of dividends, if the Board of Directors was to declare dividends on the Company’s common stock. These shares were valued at $3.12 per share or $19,500 on the date of grant and were amortized over the vesting period.  In aggregate, $4,875 was recorded as stock based compensation for the year ended December 31, 2010.

On October 5, 2010, the Company awarded a stock option to purchase 40,000 shares of the Company’s common stock exercisable at $5.00 per share to an employee in conjunction with his employment agreement as the Company's Director of Administration, vested upon grant.  The fair value of option granted, estimated on the date of grant, was $138,000, using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected option life (year)	5.00
Expected volatility	187.00%
Risk-free interest rate	1.21%
Dividend yield	0.00%

The Company recorded the entire amount of $138,000 as stock based compensation expense on the date of grant.

The table below summarizes the Company’s 2009 Stock Incentive Plan activities as of December 31, 2010:

	Number of Shares or Options	Fair Value at Date of Grant

Balance, December 31, 2008

Granted - shares	206,250	$676,500
Canceled - shares	-	-
Balance, December 31, 2009	206,250	676,500

Granted - shares	6,250	19,500
Canceled - shares	-	-
Granted - options	40,000	138,000
Canceled – options	-	-
Balance, December 31, 2010	252,500	834,000

Vested, December 31, 2010	114,481	382,043

Unvested, December 31, 2010	138,019	$451,957

NOTE 15 – INCOME TAXES

Armco Metals is a non-operating holding company. Armco & Metawise, the Company’s Hong Kong subsidiary is subject to Hong Kong SAR income taxes.  Henan, Armet, Lianyungang Armco and Armco Shanghai, the Company’s PRC subsidiaries are subject to PRC income taxes, file income tax returns under the Income Tax Law of the People’s Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws (the “PRC Income Tax Law”) accordingly.  Henan, Armet, Lianyungang Armco and Armco Shanghai derive substantially all of their income (loss) before income taxes and related tax expenses from PRC sources.

United States income tax

Armco Metals is incorporated in the State of Delaware and is subjected to United States of America tax law.

Hong Kong SAR income tax

Armco & Metawise is registered and operates in the Hong Kong Special Administrative Region (“HK SAR”) of the People’s Republic of China (“PRC”) and is subject to HK SAR tax law.  Armco & Metawise’s statutory income tax rate is 16.5% and there were no significant differences between income reported for financial reporting purposes and income reported for income tax purposes for the year ended December 31, 2010 and 2009.

PRC Tax

Henan, Armet, Lianyungang and Shanghai are governed by and file separate income tax returns under the Income Tax Law of the People’s Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws (the “PRC Income Tax Law”), which, until January 2008, generally subject to tax at a statutory rate of 33% (30% state income tax plus 3% local income tax) on income reported in the statutory financial statements after appropriate tax adjustments.  On March 16, 2007, the National People’s Congress of China approved the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”), effective January 1, 2008.  Under the New CIT Law, the corporate income tax rate applicable to all Companies, including both domestic and foreign-invested companies, will be 25%.  However, tax concession granted to eligible companies prior to March 16, 2007 will be grand fathered in.

Henan is registered and operates in the City of Zhengzhou, Henan Province, PRC.  No provision for income taxes has been made as Henan had net operating loss (“NOL”) carry-forwards for the year ended December 31, 2010 and 2009.  Henan’s statutory tax rate for relevant periods is 25% for the year ended December 31, 2010 and 2009.

Armet is registered and operates in the LianYunGang Economic and Technology Development Zone, City of Lianyungang, Jiangsu Province, PRC, and is recognized as a “Manufacturing Enterprise Located in Special Economic Zone”.  In accordance with the relevant income tax laws, the profits of Armet, if any, are fully exempt from income tax for year 2008 and 2009, followed by a 50% exemption for the following three calendar years from 2010 through 2012 (“tax holidays”).  Armet’s statutory tax rate for relevant periods is 25% for the year ended December 31, 2010 and 2009.

Lianyungang Armco is registered and operates in the LianYunGang Economic and Technology Development Zone, City of Lianyungang, Jiangsu Province, PRC.  Lianyungang Armco’s statutory tax rate for relevant periods is 25% for 2010 and period from June 4, 2009 (inception) through December 31, 2009.

Armco Shanghai is registered and operates in Shanghai, PRC.  Armco Shanghai’s statutory tax rate for relevant periods is 25% for the period from July 16 (inception) through December 31, 2010.

Deferred tax assets

At December 31, 2010, the Company has available for income tax purposes net operating loss (“NOL”) carry-forwards of $3,929,985 that may be used to offset future taxable income through the year ending December 31, 2014.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying consolidated financial statements since the Company believes that the realization of its net deferred tax assets of approximately $982,496 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $982,496.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.  The valuation allowance increased approximately $326,138 and $259,078 for the year ended December 31, 2010 and 2009, respectively.

Components of deferred tax assets as of December 31, 2010 and 2009 are as follows:

	December 31, 2010	December 31, 2009

Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$982,496	656,358
Cumulative effect of statutory reduction of enacted income tax rate effective January 1, 2008	(-)	(-)
Expected income tax benefit from NOL carry-forwards, net of cumulative effect of statutory reduction of enacted income tax rate	982,496	656,358
Less valuation allowance	(982,496)	(656,358)

Deferred tax assets, net of valuation allowance	$-	$-

Income taxes in the consolidated statements of income and comprehensive income

A reconciliation of the Chinese statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Year Ended
	December 31, 2010	December 31, 2009

Chinese statutory income tax rate	25.0%	25.0%
Increase (reduction) in income taxes resulting from:
Net operating loss (“NOL”) carry-forwards	(25.0)	(25.0)
Tax holiday	-	-

Effective income tax rate	-	-

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Uncommitted trade credit facilities

The Company entered into uncommitted trade credit facilities with certain financial institutions.  Substantially all of the uncommitted trade credit facilities were guaranteed by Mr. Yao, the Company’s chairman, Chief Executive Officer and principal stockholder.  The uncommitted trade credit facilities at December 31, 2010 were as follows:

	Date of Expiration	Total Facilities	Facilities Used	Facilities Available

Armco & Metawise

DBS (Hong Kong) Limited (i)	August 26, 2011	$20,000,000	$5,101,500	$14,898,500

ING Bank, N.V. Hong Kong Branch (ii)	August 12, 2011	20,000,000	14,129,500	5,870,500

RZB (Hong Kong) Limited (iii)	July 23, 2011	15,000,000	-	15,000,000

Henan Armco

Guangdong Development Bank, Zhengzhou Branch (iv)	May 18, 2011	6,049,790	-	6,049,790

China CITIC Bank, Zhengzhou Branch (v)	March 16, 2011	-	-	-

China Minsheng Bank, Zhengzhou Branch (vi)	October 13, 2011	3,024,895	-	3,024,895

Armet

Bank of China, Lianyungang Branch (vii)	September 3, 2012	10,587,132	8,318,461	2,268,671

Bank of China, Lianyungang Branch (viii)	October 29, 2011	3,024,895	756,224	2,268,671

Bank of Communications, Lianyungang Branch (ix)	June 18, 2011	9,830,908	9,074,685	756,224

		$87,517,620	$37,380,369	$50,137,251

(i) On August 6, 2010, Armco & Metawise entered into a Banking Facilities Agreement with DBS Bank (Hong Kong) Limited of $20,000,000 for issuance of commercial letters of credit in connection with the Company’s purchase of metal ore.  The Company pays interest at LIBOR or DBS Bank’s cost of funds plus 2.50% per annum on issued letters of credit in addition to an export bill collection commission equal to 1/8% of the first $50,000 and 1/16% of the balance and an opening commission of 1/4% on the first $50,000 and 1/16% of the balance for each issuance.  Amounts advanced under this facility are repaid from the proceeds of the sale of metal ore.  The lender may terminate the facility at anytime at its sole discretion. The facility is secured by the charge on cash deposit of the borrower, the borrower’s restricted pledged deposit in the minimum amount of 3% of the letter of credit amount, the Company’s letter of comfort and the guarantee of Mr. Kexuan Yao.

(ii) On August 12, 2010, Armco & Metawise obtained a $20,000,000 line of credit from ING Bank Hong Kong Branch for issuance of letters of credit to finance the purchase of metal ore along with a sub-limit facility for freight advance of $3,000,000.  The letters of credit require the Company to pledge cash equal to 5% of the letter of credit, subject to increase by the lender in the event of price fluctuations and market demand while the letter of credit remains open.  The Company pays interest at the lender’s cost of funds plus 250 basis points per annum on issued letters of credit in addition to an export bill collection commission equal to 1/4% of the first $50,000 and 1/16% of the balance for each issuance.  Amounts advanced under this line of credit are repaid from the proceeds of the sale of metal ore.  The lender may terminate the facility at anytime at its sole discretion. The facility is secured by the Company’s restricted cash deposit in the minimum amount of 5% of the letter of credit amount, the Company’s guarantee, the guarantee of Mr. Kexuan Yao and a security interest in the contract for the purchase of the ore for which the letter of credit has been issued and the contract for the sale of the ore.

(iii) On July 23, 2010, Armco & Metawise entered into Amendment No. 1 to the March 25, 2010 uncommitted Trade Finance Facility with RZB Austria Finance (Hong Kong) Limited.  The amendment provides for the issuance of $15,000,000 of commercial letters of credit in connection with the purchase of metal ore, an increase of $5,000,000 over the amounts provided for in the March 25, 2010 facility.  The Company pays interest at 200 basis points per annum plus the lender’s cost of funds per annum on issued letters of credit in addition to fees upon issuance of the letter of credit of 1/16% for issuance commissions, negotiation commissions, commission-in-lieu and collection commissions.  Amounts advanced under this facility are repaid from the proceeds of the sale of metal ore.  The lender may, however, terminate the facility at anytime or at its sole discretion upon the occurrence of any event which causes a material market disruption in respect of unusual movement in the level of funding costs to the lender or the unusual loss of liquidity in the funding market. The lender has the sole discretion to decide whether or not such event has occurred.  The facility is secured by restricted cash deposits held by the lender, the personal guarantee of Mr. Kexuan Yao, the Company’s guarantee, and a security interest in the contract for the purchase of the ore for which the letter of credit has been issued and the contract for the sale of the ore.

(iv) On May 18, 2010, Henan Armco obtained a RMB 40,000,000 (approximately $6,000,000) line of credit from Guangdong Development Bank Zhengzhou Branch for issuance of letters of credit to finance the purchase of metal ore.  The Company pays interest at 120% of the applicable base rate for lending published by the People’s Bank of China (“PBC”) at the time the loan is made on issued letters of credit.  The facility is secured by the guarantee provided by Mr. Kexuan Yao and Armet jointly and the pledge of movable assets provided by the borrower. Amounts advanced under this line of credit are repaid from the proceeds of the sale of metal ore. The term of the facility is one year.

(v) On March 16, 2010, Henan Armco obtained a RMB 50,000,000 (approximately U.S. $7,500,000) line of credit from China CITIC Bank, Zhengzhou Branch, for issuance of letters of credit to finance the purchase of metal ore and scrap metal expiring one (1) year from the date of issuance. The letters of credit require the Company to pledge cash deposits equal to 20% of the letter of credit for letters of credit at sight, or 30% for term letters of credit. Term letters of credit are limited to no more than 90 days. The interest rates are variable depending on the LIBOR and the lender’s cost of funds at the time when a letter of credit is issued. The facility is guaranteed by Armet and Mr. Kexuan Yao, the Company’s Chairman and Chief Executive Officer.  This line of credit expired on March 16, 2011 and Henan Armco is negotiating with the China CITIC Bank, Zhengzhou Branch, to renewal this line of credit facility.

(vi) On October 13, 2010, Henan Armco obtained a RMB 20,000,000 (approximately U.S. $3,000,000) line of credit from China Minsheng Bank, Zhengzhou Branch, for issuance of letters of credit to finance the purchase of metal ore and scrap metal expiring one (1) year from the date of issuance. The facility is guaranteed by Armet and Mr. Kexuan Yao, the Company’s Chairman and Chief Executive Officer.

(vii) On September 4, 2009, Armet entered into a line of credit facility (“Line of Credit”) in the amount of RMB 70,000,000 (approximately $10.5 million) from Bank of China, Lianyungang Branch expiring September 3, 2012, which can be drawn in the form of long-term debt or a bank acceptance payable.  The facility is to finance the construction of Armet’s metal recycling facility. Armet pays interest at 105% of the applicable base rate for lending published by the PBC at the time the loan is drawn down, as adjusted annually. The line of credit facility is collateralized by Armet’s building, equipment and land use right and the guarantees provided by Mr. Kexuan Yao, Mr. Yi Chu, Henan Armco and Henan Chaoyang, respectively.

(viii) On October 29, 2010, Armet entered into a line of facility in the amount of RMB20,000,000 (approximately $3 million) from Bank of China, Lianyungang Branch for the purchase of raw materials. The term of the facility is 12 months. Armet pays interest at the flat rate of 5.838%. The facility is secured by the guarantees provided by Mr. Kexuan Yao, Mr. Yi Chu, Henan Armco and Henan Chaoyang, respectively.

(ix) On June 18, 2010, Armet obtained a RMB 65,000,000 (approximately U.S. $9.8 million) line of credit from Bank of Communications, Lianyungang Branch, for issuance of letters of credit in connection with the purchase of scrap metal. The letters of credit require Armet to pledge cash deposit equal to 20% of the letter of credit for letters of credit at sight, or 30% for other domestic letters of credit and for extended domestic letters of credit, the collateral of inventory equal to 166.% of the letter of credit. The facility is secured by Armet inventories and guarantee provided by Mr. Kexuan Yao, the Company’s Chairman and Chief Executive Officer.

Loan guarantee

On June 11, 2010 the Company entered into a Guaranty Cooperation Agreement with Henan Chaoyang to provide additional liquidity to meet anticipated capital requirements of the recently launched Armet scrap metal recycling facility and the expansion of its metal ore trading business in the coming years.  Under the terms of this guaranty, Henan Chaoyang agreed to provide up to RMB 300 million (approximately $44,800,000) loan guarantees to the Company’s subsidiary, Armet, for five (5) years for the following approved bank loans and credit lines and pending application of bank loans and line of credits:

•	Bank of Communications Lianyungang Branch loan in the amount of RMB 50 million (approximately $7.5 million) which was approved on June 10, 2010 and is in the process of closing,

•	Bank of Jiangsu loan in the amount of RMB 30 million (approximately $4.5 million) which is pending lender approval, and

•	Bank of China’s additional loan for working capital of RMB 130 million (approximately $19.4 million) which is pending lender approval.

Under the terms of the Guaranty Cooperation Agreement, the Company has the right to apply to other banks for credit lines at the same or lesser amounts if the pending applications are not approved, but the Company needs the consent of Henan Chaoyang to apply to other banks for credit lines.

As consideration for the guaranty, the Company issued to Xianjun Ma, a designee of Henan Chaoyang, 500,000 shares of its common stock.  The shares are earned ratably over the term of the agreement, and the unearned shares are forfeitable in the event of nonperformance by the guarantor.  The 33,333 shares each earned for quarters ended September 30, 2010 and December 31, 2010 were valued at $3.47 and $3.88 per share, or $115,666 and $129,332 in aggregate, which was recorded as loan guarantee expense and included in the consolidated statements of operations and comprehensive income (loss) for the relevant periods. In aggregate, $244,998 was recorded as loan guarantee expense for the year ended December 31, 2010.

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

Legal proceedings

The Company and certain of its officers and directors were named as parties to a lawsuit filed on September 16, 2010 in the U.S. District Court, District of Nevada (Case No.: 2:10-cv-01581-JCM-RJJ). The complaint, brought by Crawford Shaw, an alleged shareholder of the Company, sought unspecified money damages, against the Company and certain officers and directors of the Company relating primarily to an alleged omission regarding Mr. Kexuan Yao’s pledge of his personal stock.

On October 12, 2010, the Company filed a motion to dismiss the complaint filed by Mr. Shaw on grounds that, among other things, the Complaint failed to state a claim for relief. On January 24, 2011, United States District Judge Mahan granted the Company’s motion to dismiss the complaint against the Company without prejudice. On March 8, 2011, the Court dismissed the law suit against the Company’s officers and directors without prejudice on grounds that the plaintiff failed to serve the complaint.

Operating leases

(i) Operating lease for San Mateo office

On December 17, 2010, China Armco entered into a non-cancelable operating lease for office space that will expire on December 31, 2013. Future minimum payments required under this non-cancelable operating lease were as follows:

Year ending December 31:
2011	$43,734
2012	44,916
2013	46,098

$134,748

(ii) Operating lease for Armco Shanghai office

On July 16, 2010, Armco Shanghai entered into a non-cancelable operating lease for office space that will expire on July 15, 2012. Future minimum payments required under this non-cancelable operating lease were as follows:

Year ending December 31:
2011	$89,905
2012	48,698

$179,809

Investor relations consulting agreement

On November 19, 2010, the Company entered into an investor relations consulting agreement expiring December 31, 2011.  Either party may terminate the agreement any time during the term of the contract.  Pursuant to the agreement the Company is required to pay the investor relation firm 3,600 shares of of the Company’s restricted stock per month payable at the first of each month for the 12 month service period, or 43,200 shares in aggregate for 2011 investor relations services.

NOTE 17 – CONCENTRATIONS AND CREDIT RISK

Customers and Credit Concentrations

Customer concentrations for the years ended December 31, 2010 and 2009 and credit concentrations at December 31, 2010 and 2009 are as follows:

	Net Sales for the Year Ended		Accounts Receivable At
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009

Customer #206010 LianYunGang Jiaxin	12.0%	22.5%	15.5%	46.1%

Customer #122007 QingDao HuaQing	-%	-%		3.6%

Customer #22030500 Henan Ruite	8.3%	-%	%	-%

Customer #206048 Shandong Yongjia	-%	10.0%	-%	-%

Customer #122021 Shagang South-Asia	16.6%	-%	59.8%	-%

Customer #122024 Jiangsu Provincial Trading	9.6%	-%	11.5%	-%

Customer #122018 Sundial Metals and Mineral	-%	21.9%	-%	-%

Customer #101007 Jiangsu LiHuai	-%	-%	12.0%	-%

Customer #122003 Zhongji NingBo	-%	25.1%	-%	50.0%
			%
	46.5%	79.5%	98.8%	99.7%

A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition.

Vendor Concentrations

Vendor purchase concentrations for the years ended December 31, 2010 and 2009 and accounts payable concentration at December 31, 2010 and 2009 are as follows:

	Net Purchases for the Year Ended		Accounts Payable At
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009

Vendor #126010 ZhongJi NingBo	-%	-%	-%	16.5%

Vendor #204006 Beston Holdings	-%	0.2%	-%	22.7%

Vendor #126026 Henan Huichuang	-%	11.2%	-%	-%

Vendor #126027 Anhui huan Tai	10.4%	15.3%	-%	45.5%

Vendor #204031 Novo Commodities Ltd.	-%	36.4%	-%	-%

Vendor #204030 Granton Natural Resources	-%	10.1%	-%	-%

Vendor 10030 LinYi LiYuan	14.3%	-%	-%	-%

Vendor #126021 Jiaxin	-%	-%	%	14.9%

Vendor #204033 Oversea Enterprise Pte, Ltd.	17.5%	-%	%	-%

Vendor #202015 Lianyungang Dihe	-%	-%	%	-%

Vendor #102001 OM Materials	-%	-%	71.3%	-%

Vendor #2202019 Smart Trading LLP	14.8%	-%	%	-%
			%
	57.0%	73.20%	71.3%	99.6%

Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents.  As of December 31, 2010, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, none of which are insured.  However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

Foreign currency risk

The Company is exposed to fluctuations in foreign currencies for transactions denominated in currencies other than RMB, the functional currency due to the fact the majority of the Company’s purchasing activities are transacted in foreign currencies.  The Company had no foreign currency hedges in place at December 31, 2010 to reduce such exposure.

NOTE 18 - FOREIGN OPERATIONS

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

As of December 31, 2010, the Company had no Statutory Surplus Reserve and the Statutory Common Welfare Fund established and segregated in retained earnings.

NOTE 19 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued.  The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

Issuance of common stock for services

On January 25, 2011, the Company issued 55,378 shares of its common stock to certain of its employees for their 2010 services of approximately $187,100, which was recorded as compensation expenses and credited the same to the accrued expenses at December 31, 2010.

On February 9, 2011, the Company issued 10,800 shares of its common stock to Hayden Communications as consideration for providing IR services in 2011.  These shares were valued at $3.44 per share or $37,152, the estimated fair value on the date of grant.

On March 29, 2011, the Company issued 10,000 shares of its common stock to a consulting firm for future service vesting over a period of six (6) month.  These shares were valued at $2.74 per share or $27,400 in aggregate, the estimated fair value on the date of grant.

China Armco Metals, Inc. and Subsidiaries
Valuation and Qualifying Accounts
For the Year Ended December 31, 2010 and 2009

	Balance at	Add	Deduct	Add	Balance
	beginning of	Charge to	bad debt	translation	At End of
	period	Income	written off	adjustment	period
For the Year Ended December 31, 2009:
Allowance for doubtful accounts	$79,212	$-	$(79,212)	$-	$-
For the Year Ended December 31, 2010:
Allowance for doubtful accounts	$-	$-	$-	$-	$-