Form 10-K/A
period 2010-12-31
China Armco Metals, Inc.
filed 2011-04-29
CIK 1410711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

As of April 11, 2011 the registrant had 15,131,086 shares of its common stock outstanding.

Explanatory Note

China Armco Metals, Inc. (the “Company”, “we”, “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “First Amendment”) to amend its annual report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2011 (the “Annual Report”).  This First Amendment amends the annual report on Form 10-K to include the information required by Part III of Form 10-K.  We originally intended to incorporate the information required by Part III of Form 10-K into our Annual Report by reference to our Proxy Statement relating to the 2011 Annual Meeting of Shareholders, however, we currently do not anticipate our Proxy Statement to be filed within 120 days after the end of our fiscal year ended December 31, 2010, and are filing this First Amendment accordingly.

CHINA ARMCO METALS, INC.

i

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
•
The lack of various legal protections in certain agreements to which we are a party which are customarily contained in similar contracts prepared in the United States and which are material to our operations.

•	Our dependence on our key management personnel.
•	Our potential inability to meet the filing and internal control reporting requirements imposed by the SEC.
•	The effect of changes resulting from the political and economic policies of the Chinese government on our assets and operations located in the PRC.
•	The limitation on our ability to receive and use our revenues effectively as a result of restrictions on currency exchange in the PRC.
•	The impact of future inflation in China on economic activity in China.
•	Our ability to enforce our rights due to policies regarding the regulation of foreign investments in the PRC.
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

Additional factors that could cause actual results, performance or achievements to differ materially from the forward-looking statements contained herein include, but are not limited to, those discussed in the section headed "Risk Factors" in our Annual Report.  In light of these and other risks and uncertainties, the inclusion of forward-looking statements in this First Amendment should not be regarded as representations by us that our plans and objectives will be achieved.  We do not intend to update these forward-looking statements in connection with our ongoing disclosure obligations pursuant to the SEC disclosure rules or other requirements of the stock exchange upon which our securities are listed.

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

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Executive Officers and Key Employees

The following table sets forth the name and ages of each of our executive officers and key employees and the positions they hold:

Name	Age	Positions and Offices Held
Kexuan Yao	39	Chairman and Chief Executive Officer
Fengtao Wen	37	Chief Financial Officer
Weigang Zhao	32	Vice General Manager of Armet Lianyungang and Director
Ji Zhang	43	General Manager of Armet Lianyungang

Kexuan Yao.  Mr. Yao has served as the Chairman of the Board of Directors and Chief Executive Officer since June 2008.  Mr. Yao has served as the Chairman and General Manager of our subsidiary Armco & Metawise (HK), Ltd. since its inception in 2001.  From 1996 to 2001, Mr. Yao served as the General Manager of the Tianjian Branch for Zhengzhou Gaoxin District Development Co., Ltd., a Chinese metal distribution business.  While at Zhengzhou Gaozin District Development Co., Ltd., his main responsibility was the management of the iron ore import department, which coordinated the delivery of iron ore from around the world into China.  Mr. Yao received a bachelor’s degree from Henan University of Agriculture in 1996 and expects to obtain an EMBA degree from the China Europe International Business School (CEIBS) within the next year. Our Board of Directors believes Mr. Yao’s experience in the metal ore business and his experience and success in operating Armco & Metawise are important attributes that enhance the quality of the Board of Directors.

Fengtao Wen.  Mr. Wen has served as our Chief Financial Officer since June 2008.  Mr. Wen has served as the accounting manager of our subsidiary Armco & Metawise and its subsidiary Henan Armco & Metawise Trading Co., Ltd.  (“Henan Armco”) since 2005 and is responsible for supervision of financial controls and management of these entities.  From 1996 to 2005, Mr. Wen worked in the accounting department of Zhengzhou Smithing Co., Ltd.  Mr. Wen graduated from the Economics Department of Zhengzhou University in 1996.

Weigang Zhao.  Mr. Zhao has been a member of our Board of Directors since June 2008.  Mr. Zhao is a key employee and has served as the Vice General Manager of Armco & Metawise’s subsidiary Armet (Lianyungang) Renewable Resources Co., Ltd. (“Armet Lianyungang”) since 2007.  From 2005 through 2006 Mr. Zhao served as a manager in the supply department at Henan Anyang Steel Co., Ltd.  From 2003 through 2004 Mr. Zhao served as the marketing manager at Sinotrans Henan Co., Ltd.  Mr. Zhao graduated with a bachelor’s degree in Economics from Henan College of Finance and Economics in 2002. Our Board of Directors believes Mr. Zhao’s experience in the steel industry is a key qualification for his inclusion on the Board of Directors.

Ji Zhang. Mr. Ji Zhang is a key employee and has served as General Manager of Armet Lianyungang since June 2009 where he oversees all aspects of the operation and manufacturing of our scrap metal recycling facility.  Mr. Zhang has more than 20 years experience in management, operations and marketing in the metals industry.  Prior to joining Armet Lianyungang, from 2005 to 2009, he served as executive vice general manager of the Domestic Trading Department of Fengli Group Co., Ltd., a seller of iron, raw steel and other metallic materials where he was responsible for scrap metal and iron ore trading to the steel industry.  From 2005 to 2009, Mr. Zhang also served as deputy manager of Shanghai Xintai International Trading Company where he was responsible for metal trading.  From 2004 to 2005, Mr. Zhang also served as Vice General Manager of Bengbu Renewable Resource Recycling Company, a subsidiary of Anhui Yu An Group, where he was responsible for scrap steel collection and scrap steel trading.  From 1988 to 2004, Mr. Zhang served as General Manager and a manager of Jiangsu Steel Group Inc., a steel manufacturing company, where he was responsible for scrap steel collection and steel manufacturing operations.  Mr. Zhang earned a degree from Lianyungang Vocational College in 1986.

Board of Directors

Our Board of Directors oversees our business affairs and monitors the performance of management. In accordance with our corporate governance principles, the Board of Directors does not involve itself in day-to-day operations. The directors keep themselves informed through discussions with the Chief Executive Officer, other key executives and by reading the reports and other materials that we send them and by participating in Board of Directors and committee meetings. Our directors hold office until their successors have been elected and duly qualified unless the director resigns or by reason of death or other cause is unable to serve in the capacity of director. All directors will be up for re-election at our next annual meeting of stockholders, which is expected to occur in July or August 2011.  The Board of Directors adheres to corporate governance principles designed to assure the continued vitality of the Board of Directors and excellence in the execution of its duties. The Board of Directors is responsible for supervision of the overall affairs of the company.  The Board of Directors currently consists of five directors.  Four of directors are citizens of the PRC and one a citizen of Canada.  There are no family relationship between any of the executive officers and directors.  The current board membership as well as committee assignments and biographical information about our current directors is provided below.

Board of Directors and Committee Membership

Director	Audit Committee Member	Compensation Committee Member	Nominating and Governance Committee Member
Kexuan Yao
Weigang Zhao
Tao (“Tom”) Pang	X	X	X(1)
Heping Ma(2)	X	X	X
William Thomson	X(1)	X(1)	X
K.P. Chan(3)	X	X	X
(1) Denotes Chairman.
(2) Mr. Ma resigned from the Board of Directors on September 16, 2010.
(3) Mr. Chan was appointed to the Board of Directors and Committees on September 17, 2010.

Kexuan Yao.  Please see Mr. Yao’s biography above under the caption “Executive Officers.”

Weigang Zhao. Please see Mr. Zhao’s biography above under the caption “Executive Officers.”

Tao Pang, age 43, is the incumbent Branch Manager of Bank of China in the Lianyungang Economic and Technological Development Zone in Lianyungang City branch, Jiangsu Province of China. Mr. Pang has been working for Bank of China since July 1993, where he has been the Secretary to the Branch Manager in Liangyungang branch, Branch Office Manager, and President of Xinpu branch successively before he was promoted to the current position in January 2008. From September 1988 to July 1993, Mr. Pang taught at Jiangsu Province Haizhou Normal College. Mr. Pang has expertise in import and export trading settlements, business loans, personal loans, and stock exchange. Mr. Pang has been certified as Senior Financial Managerial Talent by Bank of China and a member of Outstanding Talent Bank and Reserve Talent Bank of Jiangsu Branch of Bank of China. Mr. Tao obtained a Masters Degree in Economic and Management in June 2004 and a Bachelors Degree in Chinese Language and Literature from Educational University of Jiangsu Province in June 1993. Mr. Pan, one of our three independent directors, has a successful track record in commercial banking and finance in China and assists our board in evaluating our capital needs and identifying potential sources of capital.

William Thomson, age 69, has been the president of Thomson Associates, Inc., a leading merchant banking and crisis management company, since 1978. Mr. Thomson sits on the board of directors of the following publicly-listed companies: China Automotive Systems, Inc. since 2005, Score Media, Inc. since 2004, and Asia Bio-Chem Group Co. since 2008, Ltd. During the past 10 years, Mr. Thomson was previously on the board of directors of the following public companies: Atlast Pain & Injury Solutions, Inc. from 2006 to 2009, Industrial Minerals, Inc. from March 2007 to June 2009, JITE Technologies, Inc. from June 2006 to February 2007, Maxus Technology Corporation from February 2004 to 2009, Med-Emerg International, Inc. from February 1998 to May 2004 and Open EC Technologies from November 2005 to February 2010. Mr. Thomson received his Bachelors’ Degree in Business Commerce from Dalhousie University in 1961, and became a Chartered Accountant affiliated with Institute of Chartered Accountants in 1963. Mr. Thomson, one of our three independent directors, is also chairman of the Audit Committee. Our Board of Directors believes Mr. Thomson’s professional qualifications as a chartered accountant as well as his experience in finance, corporate governance and development and business operations bring valuable insights to the board’s oversight of business operations, financing and corporate governance.

Mr. Jinping (K.P.) Chan, age 56, was appointed as a member of our Board of Directors to replace Mr. Heping Ma effective September 16, 2010.  Since 1994, Mr. Chan has been the Chairman and Executive Director of PNK International, Ltd. and Beston Holdings Group, Ltd. which are engaged in the distribution of metal and metal ore. From 2003 to 2004 Mr. Chan was the Director of International Mineral Limited, an iron ore company, which was acquired by the CITIC PACIFIC in 2004. International Mineral Ltd. was engaged in iron ore exploration and production. From 1989 to 1994, Mr.Chan managed the trading department of Prosperous Enrich, Ltd. which was engaged in importing minerals and ore into the Asian market. From 1985 to 1988 Mr. Chan served as a trader at Cargill Limited in Hong Kong. Mr. Chan graduated from China Fujian Teachers University in 1976 with a Bachelors degree in English.  Mr. Chan brings vast experience in the metals and minerals industries to our Board of Directors.

In addition to the individual skills and background described above, the board has also concluded that each of these individuals will continue to provide knowledgeable advice to our other directors and to senior management on numerous issues facing our company and on the development and execution of our strategy.

Audit Committee.  The Company’s Board of Directors has a separately designated Audit Committee that is responsible to the Board of Directors for the areas of audit and compliance, and oversees our financial reporting process, including monitoring the integrity of the financial statements and the independence and performance of the registered public accounting firm and supervises our compliance with legal and regulatory requirements. As indicated in the chart above, the current members of the Audit Committee are Tao “Tom” Pang, William Thomson and K.P. Chan. The Board of Directors has determined that Mr. Thomson, Chairman of the Audit Committee, is an “Audit Committee financial expert” as defined under SEC rules. The Board of Directors has affirmatively determined that none of the members of the Audit Committee have a material relationship with us that would interfere with the exercise of independent judgment and each of the members of the Audit Committee are “independent” as defined in the applicable NYSE Amex rules.  The responsibilities of the Audit Committee, as approved by the Board of Directors, are set forth in the Audit Committee charter, a copy of which is included as Exhibit 99.1 of our Form 8-K filed with the SEC on October 28, 2009, and which is also available on our website.

Legal Proceedings

There are no legal proceedings to which any director, director nominee, officer or affiliate of our company, any owner of record or beneficially of more than 5% of common stock, or any associate of any such director, officer, affiliate of our company or security holder that is a party adverse to our company or any of our subsidiaries or has a material interest adverse to us.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act of 1934 during the fiscal year ended December 31, 2010, and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended December 31, 2010, as well as any written representation from a reporting person that no Form 5 is required, we are not aware that any officer, director or 10% or greater stockholder failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended December 31, 2010.

Code of Business Conduct and Ethics

We adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer and principal financial and accounting officer. A copy of the Code of Business Conduct and Ethics is available on the Investor Relations page of our website at www.armcometals.com. We will post on our website any amendment to our Code of Business Conduct and Ethics or waivers of our Code of Business Conduct and Ethics for directors and executive officers.

ITEM 11.                      EXECUTIVE COMPENSATION.

DIRECTOR COMPENSATION

The Board of Directors' general policy on director compensation is that compensation for non-employee directors should consist of a combination of cash and equity based compensation. The following table summarizes the compensation paid by us to our directors during the 2010 fiscal year.

Director Compensation Table for the 2010 Fiscal Year

Director	Fees earned or paid in cash ($)	Stock Awards ($)		Total ($)
Kexuan Yao(1)	$0	$0		$
Weigang Zhao(1)	$0	$0		$
Tao (“Tom”) Pang	$14,752	$0		$14,752
Heping Ma(2)	$11,064	$0		$11,064
William Thomson	$20,000	$20,500	(3)	$40,500
K.P.Chan	$5,000	$19,500	(4)	$24,500
(1) In accordance with our Board of Directors' general policy directors who are full time employees (Messrs. Yao and Zhao) are not paid for board service in addition to their regular employee compensation.
(2) Mr. Ma resigned on September 16, 2010.
(3) Based on 6,250 shares granted and a closing stock price of $3.28 per share as reported by the NASDAQ on October 26, 2009, the date of grant.
(4) Based on 6,250 shares granted and a closing stock price of $3.12 per share as reported by the NASDAQ on September 16, 2010, the date of grant.

On October 26, 2009, the Board of Directors approved the following compensation for non-employee directors (currently all directors other than Messrs. Yao and Zhao); Messrs. Pang and Ma the sum of RMB 100,000 (approximately US $15,500) per year for the period beginning on January 1, 2010 through December 31, 2010 payable RMB 25,000 on March 31, 2010, RMB 25,000 on June 30, 2010, RMB 25,000 September 30, 2010 and RMB 25,000 December 31, 2010. We agreed to pay Mr. Thomson the sum of $20,000 in cash and 6,250 shares of our restricted common stock for the period beginning on January 1, 2010 through December 31, 2010. The restricted stock will vest 25% on March 31, 2010, 25% on June 30, 2010, 25% on September 30, 2010 and 25% on December 31, 2010. The restricted stock vests only if Mr. Thomson is still a director of our company on the vesting date (with limited exceptions), and the shares are eligible for the payment of dividends, if the Board of Directors were to declare dividends on our common stock. The grant of restricted stock is made in addition to Mr. Thomson’s annual cash retainer. All expenses incurred on our behalf by a director are eligible for full reimbursement.

On September 17, 2010, the Board of Directors approved the following compensation for Mr. K.P.Chan as an independent director: the sum of $20,000 per year and 6,250 shares of our restricted common stock. The restricted stock vested 50% on March 10, 2011 and the remaining 50% will vest on September 30, 2011. The restricted stock vests only if Mr. Chan is still a director of our company on the vesting date (with limited exceptions), and the shares are eligible for the payment of dividends, if the Board of Directors were to declare dividends on our common stock. The grant of restricted stock is in addition to Mr. Chan’s annual cash retainer. All approved expenses incurred by Mr. Chan on our behalf are eligible for full reimbursement.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes all compensation recorded by us in the last three fiscal years for:

•	our principal executive officer, our principal financial officer or other individuals serving in a similar capacities; and
•	our two most highly compensated executive officers other than our principal executive officer and principal financial officer, who were serving as executive officers at December 31, 2010.

For definitional purposes these individuals are sometimes referred to as the “named executive officers”. The value attributable to any stock or option awards is computed in accordance with ASC Topic 718. The amounts reflected in columns (e) represent the dollar amount recognized for financial statement reporting purposes with respect to 2010, 2009 and 2008 for the grant date fair value of securities granted in each respective year in accordance with ASC Topic 718. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that may be realized upon exercise or vesting.

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards($) (e)	Option Awards ($) (f)	All Other Compensation (i)	Total ($)

Kexuan Yao, Chief
Executive Officer
and Director	2010	$73,759	-	$79,856	-	-	$153,615
	2009	$72,242	$10,777	$656,000	-	$848	$739,867
	2008	$74,285	-	-	-	-	$74,285

Fengtao Wen, Chief
Financial Officer
	2010	$29,504	-	$15,812	-	-	$45,316
	2009	$42,480	-	-	-	$1,374	$43,854
	2008	$20,150	-	-	-	-	$20,150

Weigang
Zhao, Vice General
Manager of Armet
Lianyungang and
Director	2010	$11,063	-	$3,922	-	-	$15,055
	2009	$13,258	-	-	-	$1,359	$14,617

Outstanding Equity Awards at Year End

OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised options (#)(b)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)(c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)(d)	Option Exercise Price ($)(e)	Option Expiration Date (f)	Equity Incentive Plan Awards: Market Number of Shares or Units of Stock that have not Vested (#)(g) (1)		Value of Shares or Units of Stock that have not Vested ($)(h)(2)	Number of Unearned Shares, Units or Other Rights that have not Vested (#)(i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($)(j) (2)
Kexuan Yao	-	-	-	-	-	133,333	(3)	$437,332	133,333	$437,332
Fengtao Wen	-	-	-	-	-	-		-	-	-
Weigang Zhao	-	-	-	-	-	-		-	-	-

(1) This column reflects the number of shares of our restricted common stock awarded to the respective named executive officer that had not yet vested as of December 31, 2010.
(2) Determined based on the closing market price of our common stock on December 31, 2010, the last trading day in fiscal year ended December 31, 2010, of $3.88 per share.
(3) Number of shares reflects 133,333 shares of restricted common stock which vest 66,667 shares on December 15, 2011 and 66,666 shares on December 15, 2012 if Mr. Yao is our employee at the time of vesting.

Additional Information regarding Stock Grants

On October 26, 2009, we awarded 200,000 shares of our restricted common stock to Kexuan Yao, in his capacity as Chief Executive Officer, pursuant to our 2009 Stock Incentive Plan. 66,667 shares were vested on December 15, 2010, and another 66,667 shares will be vested on December 15, 2011. The remaining 66,666 shares will be vested on December 15, 2012.

As indicated above, on September 17, 2010, the Board of Directors approved the following compensation for Mr. K.P. Chan as an independent director: the sum of $20,000 per year and 6,250 shares of our restricted common stock. The restricted stock vested 50% on March 10, 2011 and the remaining 50% will vest on September 30, 2011. The restricted stock vests only if Mr. Chan is still a director of our company on the vesting date (with limited exceptions), and the shares are eligible for the payment of dividends, if the Board of Directors were to declare dividends on our common stock. The grant of restricted stock is in addition to Mr. Chan’s annual cash retainer.

On January 25, 2011, our company authorized its stock transfer agent to issue 55,378 shares in aggregate of our restricted stock to the following individuals pursuant to our 2009 Stock Incentive Plan: (i) 23,626 shares were issued to Kexuan Yao; (ii) 11,813 shares were issued to Ji Zhang; (iii) 4,678 shares were issued to Fengtao Wen; (iv) 4,678 shares were issued to Jinlei Zhang; (v) 4,678 shares were issued to Yi Chu; (vi) 1,181 shares were issued to Weigang Zhao; (vii) 1,181 shares were issued to Xing Wu; (viii) 1,181 shares were issued to Ronglu Wu; (ix) 1,181 shares were issued to Chunxiang Wang; and (x) 1,181 shares were issued to Xiaohua Wu.  All such shares were issued as part of the employee’s respective compensation for services rendered for the year ended December 31, 2010.

Executive Employment Agreements and Narrative Regarding Executive Compensation

Kexuan Yao

On December 18, 2008, we entered into an employment agreement with Mr. Yao, our Chief Executive Officer and Chairman of the Board of Directors, for a term of thirty-six (36) months commencing January 1, 2009 (the “CEO Agreement”). The CEO Agreement stipulates that Mr. Yao will receive a base salary at the annual rate of $73,000 and will be eligible to receive interim and/or annual bonuses as may be determined by our Board of Directors. In addition, Mr. Yao will receive certain allowances for automobile use, meals and other benefits provided by us.

On October 26, 2009, we awarded 200,000 shares of our restricted common stock (the “CEO Restricted Stock Award”) pursuant to our 2009 Stock Incentive Plan to Mr. Yao. The shares awarded to Mr. Yao vest 66,667 shares on December 15, 2010, 66,667 shares on December 15, 2011 and 66,666 shares on December 15, 2012. For accounting purposes, we will recognize as compensation expense the approximately $656,000 associated with this restricted stock award over the three (3) year vesting period.

The CEO Agreement and the CEO Restricted Stock Award were approved by our Board of Directors when there were no independent directors on the board. Accordingly, Mr. Yao and other members of management who were also board members in 2008, each had significant influence over the terms and conditions of the CEO Agreement.

Other Executive Officers

The compensation of our Chief Financial Officer is determined by our Chief Executive Officer and Board of Directors who considered a number of factors in determining his compensation including the scope of his duties and responsibilities to our company and the time devoted to our business. Our Chief Executive Officer or Board of Directors did not consult with any experts or other third parties in fixing the amount of compensation for our Chief Financial Officer, however the Company and the Compensation Committee intend to engage a compensation consultant in the near future to review and recommend revisions to the Company’s executive and director compensation practices.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our stockholders as well as any equity compensation plans not approved by our stockholders as of December 31, 2010.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plan category
Plans approved by our stockholders:	-	-	-

Plans not approved by stockholders:
2009 Stock Incentive Plan (1)	-	-	882,122

(1) For a description of each of the 2009 Stock Incentive Plan and stock options listed in this table, see “Note 14 - Stockholders' Equity – Stock Incentive Plan” to the consolidated financial statements in our Annual Report, as filed with the SEC.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

            At April 11, 2011, the Company had 15,131,086 shares of common stock issued and outstanding. The following table sets forth information known to us as of April 11, 2011 relating to the beneficial ownership of shares of our common stock by:

•	each person who is known by us to be the beneficial owner of more than 5% of our outstanding common stock;
•	each director and nominee;
•	each named executive officer; and
•	all named executive officers and directors as a group.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership (2)	Percentage of Class (2)
Kexuan Yao(3)	5,678,304	37.53%
Weigang Zhao(4)	11,181	*
Fengtao Wen(5)	12,678	*
Tao (“Tom”) Pang	-	-
K.P. Chan	6,250	*
William Thomson(6)	6,250	*
All Directors and Executive Officers as a Group	5,714,663	37.77%
Andrew Barron Warden(7) 730 Fifth Avenue, 26th Floor, New York, NY 10019	2,437,264	16.11%

(1) Except as otherwise noted below, the address of each of the persons shown in the above table is c/o China Armco Metals, One Waters Park Drive Suite 98, San Mateo, California 94403.
(2) Includes, where applicable, shares of common stock issuable upon the exercise of options to acquire common stock held by such person that may be exercised within 60 days after April 28, 2010. Also includes unvested shares of restricted stock as to which such person has voting power but no dispositive power. Unless otherwise indicated, we believe that all persons named in the table above have sole voting power and/or investment power with respect to all shares of common stock beneficially owned by them.
(3) The number of shares beneficially owned by Mr. Yao, our Chief Executive Officer, includes 5,544,971 shares of common stock presently outstanding and 133,333 shares of unvested restricted common stock awarded pursuant to our 2009 Stock Incentive Plan, which vest 66,667 shares on December 15, 2011 and 66,666 shares on December 15, 2012.
(4) The number of shares beneficially owned by Mr. Zhao, Vice General Manager of Armet Lianyungang and a director, includes 6,181 shares of common stock presently outstanding and 5,000 shares underlying warrants to purchase our common stock at $5.00 per share expiring on July 31, 2013.
(5) The number of shares beneficially owned by Mr. Wen, our Chief Financial Officer, includes 8,678 shares of common stock presently outstanding and 4,000 shares underlying warrants to purchase our common stock at $5.00 per share expiring on July 31, 2013.
(6) The number of shares beneficially owned by Mr. Thomson includes 6,250 shares of our restricted common stock awarded pursuant to our 2009 Stock Incentive Plan of which 25% vested on March 31, 2010, and of which 25% will vest on June 30, 2010, 25% will vest on September 30, 2010 and 25% will vest on December 31, 2010.
(7) Based solely on information provided in a Schedule 13G/A filed with the SEC on October 13, 2010, Andrew Barron Warden has sole voting power of 1,520,807 shares of the Company’s common stock and sole dispositive power over 2,437,264 shares of the Company’s common stock, for a total of 2,437,264 shares of the Company’s common stock beneficially owned by him.  The shares over which he has sole dispositive power are beneficially owned by individual members of the following group:  Andrew Barron Worden, citizen of the United States; Barron Partners LP, a Delaware limited partnership; Golden1177 LP, a Delaware limited partnership; XWRT2 LP, a Delaware limited partnership; SBMT2 LP, a Delaware limited partnership; Godfrey2468 LP, a Delaware limited partnership; RossPlan LP, a Delaware limited partnership; Tibero2 LP, a Delaware limited partnership; Kaufman2 LP, a Delaware limited partnership; SAS148 LP, a Delaware limited partnership; ABJ Investment Fund LP, a Delaware limited partnership; Olga Filippova, citizen of Russian Federation; and 2DanesRunnin LP, a Delaware limited partnership.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

From time to time we engage in transactions with related parties. The following is a summary of the related party transactions reflected on our consolidated balance sheet at December 31, 2010 and Note 10 to our consolidated financial statements for the fiscal year ended December 31, 2010.

Operating lease from Chairman, Chief Executive Officer and Stockholder

On January 1, 2006, Henan entered into a non-cancellable operating lease for its 176.37 square meter commercial office space in the City of Zhengzhou, Henan Province, PRC from Mr. Yao, our Chairman, Chief Executive Officer and a significant stockholder of the company for RMB 10,000 per month, which expired on December 31, 2008 and has been extended through December 31, 2011. Total lease payments for the years ended December 31, 2010 and 2009 amounted to RMB120,000 per year (equivalent to $18,149).  Future minimum lease payments required under the non-cancelable operating lease are RMB120,000 per year (equivalent to $18,149) for 2011.

Advances from our Chairman, Chief Executive Officer and  Stockholder

As discussed more fully under the heading “Liquidity and Capital Resources” in our Annual Report, Mr. Yao, our Chairman, Chief Executive Officer and a significant stockholder, has provided certain personal guarantees for certain of our credit facilities and has had to advance the Company funds from time to time to meet the Company’s liquidity needs.  Such discussion is incorporated by reference into this Item 13.

Advances to the Company, which do not bear interest and have no formal repayment terms, from Mr. Yao at December 31, 2009 and 2010 consisted of $35,475 and $799,394 respectively.  The Company expects to continue to have the Chairman make such advances as he is able to do so and as needed by the Company and will seek in the future to reimburse the Chairman for such advances upon mutually agreeable terms between the Chairman and the Compensation Committee.

Guaranty Cooperation Agreement with a Company owned by our Former Director

On June 11, 2010, we entered into a Guaranty Cooperation Agreement with Henan Chaoyang Steel Co., Ltd. (“Henan Chaoyang”), a Chinese limited liability company that is owned 85% by our former director, Mr. Heping Ma.  The discussion regarding this agreement is more fully described under the caption “Liquidity and Capital Resources” in the Annual Report and is incorporated into this Item 13 by reference.

Related Person Transaction Policy

On October 26, 2009, our Board of Directors adopted a written Related Person Transaction Policy that requires the Board of Directors or Audit Committee to approve or ratify transactions between our company or one or more of our subsidiaries and any related person involving an amount in excess of $120,000. Under the Related Person Transaction Policy, the Board of Directors or Audit Committee will review the relevant facts of the proposed transaction and the interest of the related person in the transaction, and either approve or reject the proposed transaction. If a related person transaction that has not been previously approved or previously ratified is discovered, that transaction will be presented to the Board of Directors or Audit Committee for ratification. No director can participate in the deliberation or approval of any related person transaction in which such director is the related person.

For purposes of the Related Person Transaction Policy, a "related person" means (i) any director or executive officer of ours, (ii) any nominee for director, (iii) any 5% beneficial owner of our common stock, (iv) any immediate family member of a director, nominee for director, executive officer or 5% beneficial owner of our common stock, and (v) any firm, corporation, or other entity in which any of these persons is employed or is a partner or principal or in a similar position, or in which such person has a 10% or greater beneficial ownership interest. The Related Person Transaction Policy will provide that the following types of transactions are deemed to be pre-approved under the policy: (1) transactions that are available to related persons on the same terms as such transactions are available to all employees generally; (2) compensation or indemnification arrangements of any executive officer, other than an individual who is an immediate family member of a related person, if such arrangements have been approved by the Board of Directors or the Compensation Committee; (3) transactions in which the related person's interest derives solely from his or her ownership of less than 10% of the equity interest in another person (other than a general partnership interest) that is a party to the transaction; (4) transactions in which the related person's interest derives solely from his or her ownership of a class of our equity securities and all holders of that class of equity securities received the same benefit on a pro rata basis, (5) director compensation arrangements, if such arrangements have been approved by the Board of Directors or the Nominating and Corporate Governance Committee; and (6) any other transaction which is not required to be disclosed as a "related person transaction" under applicable securities regulations. The Related Person Transaction Policy defines the term "immediate family member" to mean any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister-in-law of a director, nominee for director, executive officer, or 5% beneficial owner of our common stock, and any person (other than a tenant or employee) sharing the household of such director, nominee for director, executive officer, or 5% beneficial owner.

Director Independence

We are required to have a majority of independent directors within the meaning of applicable NYSE Amex Company Guide rules. The Board of Directors has determined three of the five directors are independent, which excludes Kexuan Yao, our Chairman and Chief Executive Officer, and Weigang Zhao, vice general manager of our subsidiary Armet Lianyungang.

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information About Auditors

The Audit Committee of the Board of Directors appointed Li & Company, PC as the independent registered public accounting firm to conduct the audit of our consolidated financial statements for the 2010 fiscal year and to report on our consolidated balance sheets, statements of income and other related statements, which appointment was ratified by the stockholders at the 2010 annual meeting of stockholders. Li & Company, PC has served as our independent registered public accounting firm since May 2008. The Audit Committee Charter includes the procedures for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Audit Committee of the Board of Directors approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Audit Committee. The audit and audit-related fees paid to the auditors with respect to the 2010 fiscal year were pre-approved by the Audit Committee of the Board of Directors.

Fees and Services

The following table shows the fees that were billed for the audit and other services provided by Li & Company, PC for the years ended December 31, 2010 and 2009.

	2010	2009
Audit Fees
	$125,500	$97,500
Audit-Related Fees
	-	-
Tax Fees
	6,000	5,000
All Other Fees
	13,100	-
Total:
	$144,600	$102,500

Audit Fees – This category includes the audit of our annual financial statements, review of financial statements included in our quarterly reports and services that are normally provided by the independent registered public accounting firm in connection with engagements for those years and services that are normally provided by our independent registered public accounting firm in connection with statutory audits and SEC regulatory filings or engagements.

Audit-Related Fees – This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees”.

Tax Fees – This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees – This category consists of fees for other miscellaneous items.  For 2010, this category consisted of fees for review of the Company’s responses to SEC comments and review of the Company’s registration statements.

Pre-Approval Policies and Procedure for Audit and Permitted Non-Audit Services

The Audit Committee has developed policies and procedures regarding the approval of all non-audit services that are to be rendered by our independent registered public accounting firm, as permitted under applicable laws, and the corresponding fees for such services. In situations where the full Audit Committee is unavailable to pre-approve any permitted non-audit services to be rendered by our independent registered public accounting firm: (i) our chief executive officer will evaluate the proposed engagement to confirm that the engagement is not prohibited by any applicable rules of the SEC or NYSE Amex, (ii) following such confirmation by the chief executive officer , the chairperson of the Audit Committee will determine whether we should engage our independent registered public accounting firm for such permitted non-audit services and, if so, negotiate the terms of the engagement with our independent registered public accounting firm, and (iii) the chairperson of the Audit Committee will report to the full Audit Committee at its next regularly scheduled meeting about any engagements of our independent registered public accounting firm for permitted non-audit services that have been approved by the chairperson. Alternatively, after confirmation by the chief executive officer, the full committee may pre-approve engagements of our independent registered public accounting firm at Audit Committee meetings.

All audit services and non-audit services and all fees associated with such services performed by our independent registered public accounting firm in the 2010 fiscal year were approved by our Audit Committee and in the 2009 fiscal year were approved by our chief executive officer because the Audit Committee was not established until October 26, 2009. Consistent with these policies and procedures, all future audit services and non-audit services and all fees associated with such services performed by our independent registered public accounting firm will be approved by the chairperson of the Audit Committee and ratified by the Audit Committee or approved by the full Audit Committee.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

CHINA ARMCO METALS, INC.

Date: April 28, 2011	By: /s/Kexuan Yao
Kexuan Yao, Chairman, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Kexuan Yao	Chairman, President and Chief Executive Officer (Principal Executive Officer)	April 28, 2011
Kexuan Yao

/s/ Fengtao Wen	Chief Financial Officer (Principal Financial and Accounting Officer)	April 28, 2011
Fengtao Wen

/s/ Weigang Zhao	Director	April 28, 2011
Weigang Zhao

/s/ Tao Pang	Director	April 28, 2011
Tao Pang

/s/ Jinping Chan	Director	April 28, 2011
Jinping Chan

/s/ William Thomson*	Director	April 28, 2011
William Thomson

*Signed by Fengtao Wen, as attorney-in-fact and agent pursuant to the power of attorney provided in the signature page to the Annual Report.