Form 10-Q
period 2011-03-31
China Armco Metals, Inc.
filed 2011-05-16
CIK 1410711

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

[   ]           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________

Commission file number: 001 - 34631
CHINA ARMCO METALS, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-0491904
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

One Waters Park Drive, Suite 98, San Mateo, CA	94403
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer [   ] Accelerated filer [   ]
Non-accelerated filer(Do not check if smaller reporting company) [   ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes[  ]       No [X]

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 15,204,002 shares of common stock are issued and outstanding as of May 11, 2011.

i

TABLE OF CONTENTS

Page No.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.	iii

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	1

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	15

Item 4.	Controls and Procedures.	15

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.	17

Item 1A.	Risk Factors.	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	17

Item 3.	Defaults Upon Senior Securities.	17

Item 4.	(Removed and Reserved).	17

Item 5.	Other Information.	17

Item 6.	Exhibits.	17

INDEX OF CERTAIN DEFINED TERMS USED IN THIS REPORT

When used in this report the terms:

–	“China Armco Metals”, “we”, “us" or “our” refers to China Armco Metals, Inc., a Nevada corporation, and our subsidiaries,

–	“Armco” or “Armco & Metawise” refers to Armco Metals International Limited, a limited liability company established under the laws of Hong Kong.

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.
China Armco Metals, Inc. and Subsidiaries

March 31, 2011 and 2010

CHINA ARMCO METALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$5,667,142	$3,097,917
Pledged deposits	9,992,094	12,643,671
Marketable securities	1,985,870	2,890,380
Accounts receivable, net	30,502,727	19,115,019
Inventories	19,001,233	10,439,831
Advance on purchases	7,308,054	6,509,846
Prepaid corporate income taxes	-	-
Prepayments and other current assets	4,840,209	4,729,935

Total Current Assets	79,297,329	59,426,599

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	35,267,115	34,633,639
Accumulated depreciation	(1,407,094	(761,515)

PROPERTY, PLANT AND EQUIPMENT, net	33,860,021	33,872,124

LAND USE RIGHT
Land use right	2,356,717	2,338,289
Accumulated amortization	(167,143	(153,965)

LAND USE RIGHT, net	2,189,574	2,184,324

Total Assets	$115,346,924	$95,483,047

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Loans payable	$28,350,301	$24,765,820
Banker's acceptance notes payable	10,304,721	4,174,355
Current maturities of capital lease obligation	700,607	727,756
Current maturities of long-term debt	4,573,101	4,537,342
Accounts payable	12,935,318	3,435,528
Advances received from (paid to) Chairman and CEO	779,394	799,394
Customer deposits	3,335,754	1,345,304
Corporate income tax payable	365,479	1,091,038
Accrued expenses and other current liabilities	5,755,954	6,316,568

Total Current Liabilities	67,100,629	47,193,105

CAPITAL LEASE OBLIGATION, net of current maturities	1,370,011	1,540,915

LONG-TERM DEBT, net of current maturities	3,810,918	3,781,119

DERIVATIVE LIABILITY	86,920	138,143

Total Liabilities	72,368,478	52,653,282

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value, 74,000,000 shares authorized, 14,950,460 and 14,840,948 shares issued and outstanding, respectively	14,950	14,841
Additional paid-in capital	29,338,776	28,966,596
Retained earnings	13,277,209	12,711,039
Accumulated other comprehensive income (loss):
Change in unrealized loss on marketable securities	(1,594,654	(506,278)
Foreign currency translation gain	1,942,165	1,643,567

Total Stockholders' Equity	42,978,446	42,829,765

Total Liabilities and Stockholders' Equity	$115,346,924	$95,483,047
See accompanying notes to the consolidated financial statements.

CHINA ARMCO METALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
	For the three Months	For the three Months
	Ended	Ended
	March 31, 2011	March 31, 2010
	(Unaudited)	(Unaudited)

NET REVENUES	$49,684,652	$8,576,570

COST OF GOODS SOLD	46,515,883	8,017,651

GROSS PROFIT	3,168,769	558,919

OPERATING EXPENSES:
Selling expenses	271,524	342,705
General and administrative expenses	1,023,574	570,872
Operating cost of Armet idle manufacturing facility	471,350	-

Total operating expenses	1,766,448	913,577

INCOME (LOSS) FROM OPERATIONS	1,402,321	(354,658)

OTHER (INCOME) EXPENSE:
Interest income	(4,334)	(225)
Interest expense	554,253	85,115
Foreign currency transaction gain	(183,866)	-
Gain from vendor price adjustment	-	(963,259)
Change in fair value of derivative liability	(51,223)	321,754
Loan guarantee cost	89,666	-
Other (income) expense	256,492	2,400

Total other (income) expense	660,988	(554,215)

INCOME BEFORE INCOME TAXES	741,333	199,557

INCOME TAXES	175,163	146,333

NET INCOME	566,170	53,224

OTHER COMPREHENSIVE INCOME (LOSS):
Change in unrealized loss of marketable securities	(1,594,654)	-
Foreign currency translation gain (loss)	298,598	(3,939)

COMPREHENSIVE INCOME (LOSS)	$(729,886)	$49,285

NET INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED:

Net income per common share - basic and diluted	$0.04	$0.01

Weighted Average Common Shares Outstanding - basic and diluted	15,320,498	10,571,611

See accompanying notes to the consolidated financial statements.

v

CHINA ARMCO METALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Year Ended December 31, 2010 and for the Interim Period Ended March 31, 2011
(Unaudited)

	Common Stock, $0.001 Par Value				Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Change in Unrealized Loss on Marketable Securities	Foreign Currency Translation Gain	Total Stockholders' Equity

Balance, December 31, 2009	10,310,699	$10,310	$1,880,466	$14,936,915	$-	$297,681	$17,125,372

Issuance of common stock upon exercise of warrants to purchase 1,324,346 common shares at $5.00 per share for the three-month period ending March 31, 2010	1,324,346	1,325	6,620,405				6,621,730

Issuance of 78,217 common shares upon cashless exercise of warrants to purchase 167,740 common shares at $5.00 per share for the three-month period ending March 31, 2010	78,217	78	(78)				-

Extinguishment of derivative liability associated with the exercise of warrants to purchase common stock for the three-month period ending March 31, 2010			1,875,106				1,875,106

Reclassification of derivative liability to additional paid-in capital associated with the waiver of anti- dilution provision of warrants to purchase 1,031,715 common shares			1,292,227				1,292,227

Issuance of common stock upon exercise of warrants to purchase 13,806 common shares at $5.00 per share for the three-month period ending June 30, 2010	13,806	14	69,016				69,030

Reclassification of derivative liability to additional paid-in capital associated with the exercise of warrants to purchase 13,806 common shares			21,229				21,229

Sale of common stock and warrant at $6.50 per unit on April 20, 2010	1,538,464	1,538	9,111,436				9,112,974

Issuance of common stock upon exercise of options to purchase 1,400,000 common shares at $5.00 per share for the three-month period ending June 30, 2010	1,400,000	1,400	6,998,600				7,000,000

Issuance of common stock to China Direct Industries, Inc. for consulting services	80,000	80	392,720				392,800

Issuance of common stock to Bespoke for consulting services	22,500	23	78,502				78,525

Loan guarantee services received and shares vested from common shares issued to Chaoyang Steel on June 11, 2010 for 5 year loan guarantee services expiring June 30, 2016	66,666	67	244,930				244,997

Issuance of restricted stock to Director pursuant to 2009 Stock Incentive Plan for future services valued at $3.28 per share granted on September 16, 2010	6,250	6	19,494				19,500

Issuance of restricted stock to Director pursuant to 2009 Stock Incentive Plan for future services valued at $3.28 per share granted on September 16, 2010			(19,500)				(19,500)

Amortization of deferred compensation			244,043				244,043

Issuance of stock options to an employee pursuant to 2009 Stock Incentive Plan for services on October 6, 2010			138,000				138,000

Comprehensive income (loss)
Net loss				(2,225,876)			(2,225,876)
Change in unrealized loss on marketable securities					(506,278)		(506,278)
Foreign currency translation gain						1,345,886	1,345,886

Total comprehensive income (loss)							(1,386,268)

Balance, December 31, 2010	14,840,948	14,841	28,966,596	12,711,039	(506,278)	1,643,567	42,829,765

Loan guarantee services received and shares vested from common shares issued to Chaoyang Steel on June 11, 2010 for 5 year loan guarantee services expiring June 30, 2016	33,334	33	89,633				89,666

Issuance of common stock to an employee pursuant to 2009 Stock Incentive Plan for services valued at $3.38 per share granted on October 6, 2010	55,378	55	187,125				187,180

Issuance of common stock to HCI for consulting services	10,800	11	29,040				29,051

Issuance of common shares to an employee for future services	10,000	10	27,390				27,400

Issuance of common shares to an employee for future services		-	(27,400)				(27,400)

Amortization of deferred employee services			66,392				66,392

Comprehensive income (loss)
Net Income				566,170			566,170
Change in unrealized loss on marketable securities					(1,088,376)		(1,088,37)
Foreign currency translation gain						298,598	298,598

Total comprehensive income (loss)							(223,608)

Balance, March 31, 2011	14,950,460	$14,950	$29,338,776	$13,277,209	$(1,594,654)	1,942,165	$42,978,446
See accompanying notes to the consolidated financial statements.

CHINA ARMCO METALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three Months	For the three Months
	Ended	Ended
	March 31, 2011	March 31, 2010
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$566,170	$(1,605,631)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities
Depreciation expense	640,225	24,415
Amortization expense	11,965	11,482
Change in fair value of derivative liability	(51,223)	1,980,609
Gain on foreign exchange rate on investment	(183,866)	-
Stock based compensation	185,110	169,494
Changes in operating assets and liabilities:
Accounts receivable	(11,345,619)	14,986,098
Inventories	(8,481,017)	458,375
Advance on purchases	(746,901)	422,443
Prepayments and other current assets	(529,792)	(2,503,657)
Accounts payable	9,477,183	640,907
Customer deposits	1,979,848	467,609
Taxes payable	(272,380)	(846,233)
Accrued expenses and other current liabilities	(417,695)	1,256,788

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(9,167,992)	15,462,699

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from release of pledged deposits	15,252,670	1,595,417
Payment made towards pledged deposits	(12,504,818)	(1,030,922)
Purchases of property and equipment	(366,554)	(5,536,245)

NET CASH USED IN INVESTING ACTIVITIES	2,381,298	(4,971,750)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	26,882,112	(17,022,321)
Repayment of loans payable	(23,375,825)	-
Banker's acceptance notes payable	6,097,468	-
Repayment of capital lease obligation	(215,933)	-
Proceeds from long-term debt	-	1,462,822
Advances (to) from Chairman and CEO	(20,000)	1,835,137
Proceeds from exercise of warrants	-	6,621,652

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	9,367,822	(7,102,710)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(11,902)	(6,958)

NET CHANGE IN CASH	2,569,226	3,381,281

Cash at beginning of period	3,097,917	743,810

Cash at end of period	$5,667,142	$4,125,091

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for:
Interest	$554,253	$338,133
Income taxes	$449,071	$974,865

NON CASH FINANCING AND INVESTING ACTIVITIES:
Accrued employee compensation paid in common shares in lieu of cash	$187,180	$-

See accompanying notes to the consolidated financial statements.

China Armco Metals, Inc. and Subsidiaries
March 31, 2011 and 2010
Notes to the Consolidated Financial Statements
(Unaudited)

NOTE 1 – ORGANIZATION AND OPERATIONS

Cox Distributing was founded as an unincorporated business in January 1984 and was incorporated as Cox Distributing, Inc., a C corporation in the State of Nevada on April 6, 2007 at which time 9,100,000 shares of common stock were issued to the founder in exchange for the existing unincorporated business.  No value was given to the stock issued by the newly formed corporation.  Therefore, the shares were recorded to reflect the $.001 par value and paid in capital was recorded as a negative amount ($9,100).   On June 27, 2008, the Company amended its Articles of Incorporation, and changed its name to China Armco Metals, Inc. (“Armco Metals” or the “Company”) upon the acquisition of Armco Metals International Limited (formerly “Armco HK (H.K) Limited” or “Armco HK”) and Subsidiaries.  The Company engages in, through its wholly owned subsidiaries in China, and Armco HK , import, export and distribution of ferrous and non-ferrous ores and metals, and processing and distribution of scrap steel.

Merger of Armco Metal International Limited and Subsidiaries (“Armco HK”)

On June 27, 2008, the Company entered into a share purchase agreement (the “Share Purchase Agreement”) and consummated a share purchase (the “Share Purchase”) with Armco HK and Feng Gao, who owned 100% of the issued and outstanding shares of Armco HK.  In connection with the acquisition, the Company purchased from the Armco HK Shareholder 100% of the issued and outstanding shares of Armco HK’s capital stock for $6,890,000 by delivery of the Company’s purchase money promissory note.  In addition, the Company issued to Ms. Gao a stock option entitling Ms. Gao to purchase a total of 5,300,000 shares of the Company’s common stock, par value $.001 per share (the “Common Stock”) at $1.30 per share expiring on September 30, 2008 and 2,000,000 shares at $5.00 per share expiring on September 30, 2010 (the “Gao Option”).  On August 12, 2008, Ms. Gao exercised her option to purchase and the Company issued 5,300,000 shares of its common stock in exchange for the $6,890,000 note owed to Ms. Gao.  The shares issued represented approximately 69.7% of the issued and outstanding common stock immediately after the consummation of the Share Purchase and exercise of the option to purchase 5,300,000 shares of the Company’s common stock at $1.30 per share.  As a result of the ownership interests of the former shareholders of Armco HK, for financial statement reporting purposes, the merger between the Company and Armco HK has been treated as a reverse acquisition with Armco HK deemed the accounting acquirer and the Company deemed the accounting acquiree under the purchase method of accounting in accordance with section 805-10-55 of the FASB Accounting Standards Codification. The reverse merger is deemed a capital transaction and the net assets of Armco HK(the accounting acquirer) are carried forward to the Company (the legal acquirer and the reporting entity) at their carrying value before the combination.  The acquisition process utilizes the capital structure of the Company and the assets and liabilities of Armco HK which are recorded at historical cost.  The equity of the Company is the historical equity of Armco HK retroactively restated to reflect the number of shares issued by the Company in the transaction.

Armco & Metawise (H.K) Limited was incorporated on July 13, 2001 under the laws of the Hong Kong Special Administrative Region (“HK SAR”) of the People’s Republic of China (“PRC”).  On March 22, 2011, Armco & Metawise (H.K) Limited amended its Memorandum and Articles of Association, and changed its name to Armco Metal International Limited (“Armco HK”).  Armco HK engages in the import, export and distribution of ferrous and non-ferrous ore and metals.

On January 9, 2007, Armco HK formed Armet (Lianyungang) Renewable Resources Co, Ltd. (“Armet”), a wholly-owned foreign enterprise (“WOFE”) subsidiary in the City of Lianyungang, Jiangsu Province, PRC.  On December 1, 2008, Armco HK transferred its 100% equity interest in Armet to China Armco Metals, Inc.  Armet engages in the processing and distribution of scrap metal.

x

Henan Armco and Metawise Trading Co., Ltd. (“Henan”) was incorporated on June 6, 2002 in the City of Zhengzhou, Henan Province, PRC.  Henan engages in the import, export and distribution of ferrous and non-ferrous ores and metals.

Merger of Henan with Armet, Companies under Common Control

On December 28, 2007, Armco HKArmet entered into a Share Transfer Agreement with Henan, a company under common control Armco HK.  The acquisition of Henan has been recorded on the purchase method of accounting at historical amounts as Armet and Henan were under common control since June 2002.  The consolidated financial statements have been presented as if the acquisition of Henan had occurred as of the first date of the first period presented.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2010 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2011.

The consolidated financial statements include all accounts of Armco Metals, Armco HK, Armet, Henan Armco and Lianyungang Armco as of March  31, 2011 and 2010 and for the interim periods then ended;  all accounts of Armco Shanghai as of March  31, 2011 and for the interim period ended March 31, 2011.  All inter-company balances and transactions have been eliminated.

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

The Company’s significant estimates include allowance for doubtful accounts, inventory obsolescence, the estimated useful lives of property, plant and equipment, land use rights, fair value of financial instruments and non-financial assets, and normal production capacity.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.  Actual results could differ from those estimates.

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

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.  Level 3 financial liabilities consist of the derivative warrant issued in July 2008 for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation.  The Company valued the automatic conditional conversion, re-pricing/down-round, change of control; default and follow-on offering provisions using a lattice model, with the assistance of a valuation specialist, for which management understands the methodologies. These models incorporate transaction details such as Company stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of the date of issuance and each balance sheet date.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, pledged deposits, accounts receivable, advance on purchases, prepayments and other current assets, accounts payable, customer deposits, corporate income tax payable, accrued expenses and other current liabilities approximate their fair values because of the short maturity of these instruments.  The Company’s loans payable, banker’s acceptance notes payable, capital lease obligation, and long-term debt approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at March 31, 2011 and 2010.

The Company uses Level 1 of the fair value hierarchy to measure the fair value of the marketable securities and marks the available for sale marketable securities at fair value in the statement of financial position at each balance sheet date and reports the unrealized holding gains and losses for available-for-sale securities in other comprehensive income (loss) until realized.

The Company uses Level 3 of the fair value hierarchy to measure the fair value of the derivative liabilities and revalues its derivative warrant liability at every reporting period and recognizes gains or losses in the consolidated statements of operations and comprehensive income (loss) that are attributable to the change in the fair value of the derivative warrant liability.

Financial assets and liabilities measured at fair value on a recurring basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheets:

		Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total

Marketable securities, available for sale	$1,589,870	$1,589,870	$-	$-	$1,589,870

Derivative warrant liabilities	$86,920	$-	$-	$86,920	$86,920

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the interim period ended March 31, 2011:

	Fair Value Measurement Using Level 3 Inputs
	Derivative	Total

Balance, December 31, 2010	$138,143	$138,143
Total gains or losses (realized/unrealized)
Included in net (income) loss	(51,223)	(51,223)
Included in other comprehensive income	-	-
Purchases, issuances and settlements	-	-
Transfers in and/or out of Level 3	-	-
Balance, March 31, 2011	$86,920	$86,920

The Company has no other assets or liabilities measured at fair value on a recurring basis or a non-recurring basis; consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at March 31, 2011 or December 31, 2010; no gains or losses are reported in the consolidated statement of income and comprehensive income (loss) that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended March 31, 2011 or 2010.

Fair value of non-financial assets and impairment of long-lived assets

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

The Company determined that there were no impairments of long-lived assets as of March 31, 2011 or December 31, 2010.

Cash equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Pledged deposits

Pledged deposits consist of amounts held in financial institutions for (i) outstanding letters of credit and (ii) open banker’s acceptance notes payable maturing between three (3) to nine (9) months from the date of issuance.

The Company uses letters of credit in connection with its purchases of ferrous and non-ferrous ores and metals, and scrap metal for processing and distribution.  The issuing financial institutions of those letters of credit require the Company to deposit and pledge certain percentage of the maximum amount stipulated under those letters of the credit as collateral.  The pledged deposits are either released to the Company in the event of vendors' non-performance or to be released to the Company as part of the payment toward the letters of credit when vendors delivers the goods under those letters of credit on or before maturity date.

The Company satisfies certain accounts payable, through banker’s acceptance notes issued by financial institutions to certain of the Company’s vendors.  The issuing financial institutions of those banker’s acceptance notes require the Company to deposit and pledge certain percentage of the amount stipulated under those banker’s acceptance notes as collateral.  The pledged deposits are released to the Company as part of the payment toward banker’s acceptance notes upon maturity.

The Management of the Company believes it is appropriate to classify such amounts as current assets as those letters of credit are of a short term nature, three (3) to nine (9) months in length from the date of issuance.

Marketable securities, available for sale

The Company accounts for marketable securities, available for sale, in accordance with sub-topic 320-10 of the FASB Accounting Standards Codification (“Sub-topic 320-10”).

Pursuant to Paragraph 320-10-35-1, investments in debt securities that are classified as available for sale and equity securities that have readily determinable fair values that are classified as available for sale shall be measured subsequently at fair value in the consolidated balance sheets at each balance sheet date. Unrealized holding gains and losses for available-for-sale securities (including those classified as current assets) shall be excluded from earnings and reported in other comprehensive income until realized except an available-for-sale security that is designated as being hedged in a fair value hedge, from which all or a portion of the unrealized holding gain and loss of shall be recognized in earnings during the period of the hedge, pursuant to paragraphs 815-25-35-1 through 35-4.

The Company follows Paragraphs 320-10-35-18 through 33 and assess whether an investment is impaired in each reporting period.  An investment is impaired if the fair value of the investment is less than its cost. Impairment indicators include, but are not limited to the following: a. a significant deterioration in the earnings performance, credit rating, asset quality, or business prospects of the investee; b. a significant adverse change in the regulatory, economic, or technological environment of the investee; c. a significant adverse change in the general market condition of either the geographic area or the industry in which the investee operates; d. a bona fide offer to purchase (whether solicited or unsolicited), an offer by the investee to sell, or a completed auction process for the same or similar security for an amount less than the cost of the investment; e. factors that raise significant concerns about the investee's ability to continue as a going concern, such as negative cash flows from operations, working capital deficiencies, or noncompliance with statutory capital requirements or debt covenants. If the fair value of an investment is less than its cost basis at the balance sheet date of the reporting period for which impairment is assessed, the impairment is either temporary or other than temporary. Pursuant to Paragraph 320-10-45-8A, in periods in which an entity determines that a security’s decline in fair value below its cost basis is other than temporary, the entity shall recognize and present the total other-than-temporary impairment in the statement of earnings with an offset for the amount of the total other-than-temporary impairment that is recognized in other comprehensive income, in accordance with paragraph 320-10-35-34D, if any. Pursuant to Paragraph 320-10-45-9A, An entity shall separately present, in the financial statement in which the components of accumulated other comprehensive income are reported, amounts recognized therein related to held-to-maturity and available-for-sale debt securities for which a portion of an other-than-temporary impairment has been recognized in earnings.

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

There was no inventory obsolescence at March 31, 2011 or December 31, 2010.

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

Banker’s acceptance notes payable

The Company satisfies certain accounts payable, through the issuance of banker’s acceptance notes issued by financial institutions to certain of the Company’s vendors.  These notes are usually of a short term nature, three (3) to nine (9) months in length.  They are non-interest bearing,  are due upon maturity, and are paid by the Company’s banks directly to the vendors upon presentation on the date of maturity and the Company is obliged to repay the note in full to the financial institutions.  In the event of insufficient funds to repay these notes, the Company's bank will convert them to loans on demand with interest at a predetermined rate per annum payable monthly.

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

The Company did not employ foreign currency forward contracts to convert unforeseeable foreign currency exchange rates to fixed foreign currency exchange rates in 2011 or 2010.

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

The Company valued the fair value of the remaining derivative warrant liability at $86,920 at March 31, 2011 and recognized a gain of $51,223 on change in the fair value of the derivative warrants to purchase 186,306 shares of Company common stock for the three months then ended.

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

(ii) Import and export agent services:  Form time to time, the Company provides import and export agent services to certain of its customers. Revenue from import and export agent services is recognized as the services are provided.  The import and export agent services are considered provided when the goods to be imported or exported by the customer are delivered to the designated port specified by the service contract.  The Company follows paragraph 605-45-45-15 to paragraph 605-45-45-18 of the FASB Accounting Standards Codification for revenue recognition to report revenue net for its import and export agent services since (1) the Company’s supplier is the primary obligor in the arrangement, (2) the amount the Company earns is fixed, and (3) the Company’s supplier has credit risk.  The Company did not provide any import and export agent services for the interim period ended March 31, 2011 or 2010.

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

☐
The Company uses historical data to estimate employee termination behavior.  The expected life of options granted is derived from paragraph 718-10-S99-1 of the FASB Accounting Standards Codification and represents the period of time the options are expected to be outstanding.

☐	The expected volatility is based on a combination of the historical volatility of the comparable companies’ stock over the contractual life of the options.

☐	The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option.

☐	The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the contractual life of the option.

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

Unless otherwise noted, the rate presented below per U.S. $1.00 was the midpoint of the interbank rate as quoted by OANDA Corporation (www.oanda.com) as of January 1, 2009 and forward contained in its consolidated financial statements.  Management believes that the difference between RMB vs. U.S. dollar exchange rate quoted by the PBOC and RMB vs. U.S. dollar exchange rate reported by OANDA Corporation were immaterial.  Translations do not imply that the RMB amounts actually represent, or have been or could be converted into, equivalent amounts in U.S. dollars.  Translation of amounts from RMB into U.S. dollars has been made at the following exchange rates for the respective periods:

	March 31, 2010	December 31, 2010	March 31, 2010	December 31, 2009

Balance sheet	6.5601	6.6118	6.8361	6.8372

Statement of income and comprehensive income (loss)	6.5804	6.7788	6.8360	6.8409

Net gains and losses resulting from foreign exchange transactions, if any, are included in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

The foreign currency translation gain (loss) was $298,598 and $(3,939) and the effect of exchange rate changes on cash flows were $(11,902) and $(6,958) for the interim periods ended March 31, 2011 and 2010, respectively.

Comprehensive income (loss)

The Company has applied section 220-10-45 of the FASB Accounting Standards Codification. This statement establishes rules for the reporting of comprehensive income and its components.  Comprehensive income (loss), for the Company, consists of net income, change in unrealized loss of marketable securities and foreign currency translation adjustments and is presented in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) and Stockholders’ Equity.

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

The following table shows the potentially outstanding dilutive shares excluded from the diluted net income (loss) per common share calculation for the three Months ended March 31, 2011 as they were anti-dilutive:

Potentially outstanding dilutive shares
For the interim Period Ended March 31, 2011

Stock options issued on June 27, 2008 in connection with the acquisition of Armco Hong Kong exercisable at $5.00 per share expiring two (2) years from date of issuance	-

Warrants issued on August 1, 2008 in connection with the Company’s August 1, 2008 equity financing inclusive of non-derivative warrants to purchase 1,031,715 shares and derivative warrants to purchase 186,306 shares at $5.00 per share expiring five (5) years from date of issuance	1,218,021

Warrants issued on April 20, 2010 in connection with the Company’s April 20, 2010 equity financing inclusive of warrants to purchase 1,538,464 shares to the investors and warrants to purchase 76,923 shares to the placement agent at $7.50 per share expiring five (5) years from date of issuance	1,615,387

Options issued on October 5, 2010 to an employee to purchase 40,000 common shares exercisable at $5.00 per share expiring five (5) years from the date of issuance	40,000

Total potentially outstanding dilutive shares	2,873,408

The following table provides a reconciliation for the basic and diluted earnings per share calculation for the interim period ended March 31, 2010:

For the Interim Period Ended March 31, 2010

Numerator:

Net income (loss) applicable to common stockholders (A)	$53,224

Denominator:
Denominator for basic earnings per share
Weighted average shares outstanding (B)	10,571,611

Denominator for diluted earnings per share
Treasury Stock method
Warrants to purchase 1,231,828 common shares at exercise price of $5.00 per share	655,925
Options to purchase 2,000,000 common shares at exercise price of $5.00 per share	1,064,963
Adjusted weighted average shares outstanding (B)	12,082,551

Basic and Diluted Earnings (Loss) per Common Share:
Earnings (Loss) per Common Share – Basic (A)/(B)	$0.01
Earnings (Loss) per Common Share – Diluted (A)/(C)	$0.00

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

NOTE 3 – PLEDGED DEPOSITS

Pledged deposits consist of amounts held in financial institutions for (i) outstanding letters of credit and (ii) open banker’s acceptance notes payable maturing between three (3) to nine (9) months from the date of issuance.  Pledged deposits at March 31, 2011 and December 31, 2010 consisted of the following:

	March 31, 2011	December 31, 2010
Armco HK
Letters of credit (i)	$1,247,023	$427,553
Armet
Bank acceptance notes payable (ii)	1,920,702	1,906,684

Deposit for release of collateralized finished goods for shipment (iii)	3,810,918	7,135,727
Henan Armco
Letters of credit (iv)	3,013,451	3,174,70769

	$9,992,094	$12,643,671

(i)	To be released to the Company as part of the payment toward outstanding letters of credit when those letters of credit mature ranging from May 30, 2011 through July 30, 2011.

(ii)
$274,386 was released to the Company as part of the payment toward one banker’s acceptance note maturing on May 10, 2011, remaining balance of $1,646,316 is to be released to the Company when related banker’s acceptance note payable matures on May 30, 2011.

(iii)
$1,524,367 is to be released to the Company for release of collateralized finished goods for shipment and payment of loan on June 2, 2011 and the remaining balance of $2,286,551 is to be released to the Company for release of collateralized finished goods for shipment and payment of loan on September 17, 2011.

(iv)
$89,218 was released to the Company due to vendor’s non-performance, $2,015,419 was released to the Company as part of the payment toward fulfilled letters of credit and the remaining balance of $908,814 is to be released to the Company as part of the payment toward outstanding letters of credit when those letters of credit mature, ranging from May 16, 2011 through August 20, 2011.

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

The Company values marketable securities using Australia quoted market prices on Apollo Mineral stock. At March 31, 2011, the estimated fair value of investment in Apollo Minerals was $1.5 million less than its original costs.  The Company intends to hold these shares and the management of the Company concluded the decline in the fair value was temporary and recorded the unrealized loss of marketable securities of $1,594,654 to other comprehensive income (loss) on the accompanying consolidated balance sheet at March 31, 2011 and a gain from foreign exchange rate change of $183,866 in other income.

NOTE 5 – ACCOUNTS RECEIVABLE

Accounts receivable at March 31, 2011 and December 31, 2010 consisted of the following:

	March 31, 2011		December 31, 2010

Accounts receivable	$30,502,727	*	$19,115,019

Allowance for doubtful accounts	-		-

	$30,502,727		$19,115,019

(*) Payments of $21,864,508, $6,576,886 and $2,061,333 were received on April 1, 2011, April 6, 2011 and May 13, 2011, respectively.

NOTE 6 – INVENTORIES

Inventories at March 31, 2011 and December 31, 2010 consisted of the following:

	March 31, 2011		December 31, 2010

Raw materials	$9,016,946	*	$1,925,159	*

Finished goods	6,194,486	*	4,719,339	*

Purchased merchandise for resale	3,789,801		3,795,333

	$19,001,233		$10,439,831

* Armet’s raw materials and finished goods are collateralized for loans from the Bank of Communications.

  Raw materials consisted of scrap metals to be processed and finished goods are comprised of all of the processed scrap metal at Armet.  Due to the short duration time for the processing of its scrap metal, there was no material work-in-process inventory at March 31, 2011 and December 31, 2010. Armet’s raw materials at March 31, 2011 represented approximately one month production usage. Approximately 75% of Armet’s finished goods at March 31, 2011 were delivered to its customers as of May 10, 2011 and the remaining balances of the finished goods are to be delivered by the end of May 2011.

Purchased merchandise for sale is comprised of all of the metal ores to be resold through its distribution business at Armco HK and Henan, all of which were sold and delivered to the customers.

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, stated at cost, less accumulated depreciation at March 31, 2011 and December 31, 2010 consisted of the following:

	Estimated Useful Life (Years)	March 31, 2011-	December 31, 2010

Buildings and leasehold improvements (i)	20	$21,602,506	$21,426,672
Construction in progress		67,314	32,682
Machinery and equipment	7	12,129,448	11,954,005
Vehicles	5	1,195,346	1,034,961
Office equipment	5-8	272,501	185,319

		35,267,115	34,633,339
Less accumulated depreciation (ii)		(1,407,094)	(761,515)

		$33,860,021	$33,872,124

(i)            Capitalized interest

For the interim periods ended March 31, 2011 and 2010, the Company capitalized $0 and $257,020 of interest to fixed assets, respectively.

(ii)           Depreciation and amortization expense

Depreciation and amortization expense for the interim periods ended March 31, 20111 and 2010 was $640,225, and$23,051, respectively.

NOTE 8 – LAND USE RIGHT

Land use right, stated at cost, less accumulated amortization at March  31, 2011 and December 31, 2010, consisted of the following:

	March 31, 20110	December 31, 2010

Land use right	$2,356,717	$2,338,289
Accumulated amortization	(167,143)	(153,965)
	$2,189,574	$2,184,324

Amortization expense

Amortization expense for the interim periods ended March 31, 2011 and 2010 was $11,965 and $11,135, respectively.

NOTE 9 – LOANS PAYABLE

Loans payable at March 31, 2011 and December 31, 2010 consisted of the following:

	March 31, 2011	December 31, 2010
Armco HK

Loan payable to RZB Austria Finance (Hong Kong) Limited, collateralized by certain of the Company’s inventory, guaranteed by the Company’s Chairman and Chief Executive Officer, with interest at the bank’s cost of funds plus 200 basis points, per annum, payable monthly, with principal due and paid on January 26, 2011.	-	2,145,246

Loan payable to ING Bank, Hong Kong Branch, in the form of letters of credits, secured by (i) pledged deposits equal to 5% of the letters of credits, (ii) guarantee from China Armco Metals, Inc., (iii) guarantee by the Company’s Chairman and Chief Executive Officer, and (iv) assignment of specific receivables, with interest at the bank’s cost of funds plus 250 basis points, per annum, payable monthly with principal due and paid on January 3, 2011.	-	11,198,830

Loan payable to ING Bank, Hong Kong Branch, in the form of letters of credits, secured by (i) pledged deposits equal to 5% of the letters of credits, (ii) guarantee from China Armco Metals, Inc., (iii) guarantee by the Company’s Chairman and Chief Executive Officer, and (iv) assignment of specific receivables, with interest at the bank’s cost of funds plus 250 basis points, per annum, payable monthly with principal due and paid on April 1, 2011.	21,964,508	-

Unsecured loan payable to Fremery Holdings, Ltd., with interest at 15% per annum, with principal and interest due March 26, 2011 and paid in full by March 23, 2011.	-	1,500,000

Armet

Loan payable to Bank of Communications, Lianyungang Branch, under trade credit facilities, collateralized by Armet inventories and guaranteed by the Company’s Chairman and Chief Executive Officer, with interest at 110% of the bank’s benchmark rate, per annum (5.3631%), payable monthly, with principal due through June 11, 2011.	4,115,791	9,074,685

Loan payable to Bank of China, Lianyungang Branch, under trade credit facilities, guaranteed by the Company’s Chairman and Chief Executive Officer, with interest at 5.838%, per annum, payable monthly, with principal due October 28, 2011.	762,184	756,224

Henan Armco

Loan payable to Guangdong Development Bank Zhengzhou Branch, with interest at 4.5%, per annum, payable monthly, with principal due and paid March 21, 2011	-	90,835

Loan payable to CITIC Bank, Zhengzhou Branch, collateralized by certain of Henan’s inventory, with interest at 6.59% per annum payable monthly, with principal due and paid as of May 18, 2011.	1,235,500	-

Loan payable to Minsheng Bank, Zhengzhou Branch,, with interest at 3.49% per annum, with principal and interest due June 14, 2011	272,318	-

	$28,350,301	$24,765,820

NOTE 10 – BANKER’S ACCEPTANCE NOTES PAYABLE

Banker’s acceptance notes payable

Banker’s acceptance notes payable at March 31, 2011 and December 31, 2010, consisted of the following:

	March 31, 2011	December 31, 2010

Armet

Banker’s acceptance notes payable maturing and payable from May 15, 2011 through May 30, 2011	$10,304,721	$4,174,355

	$10,304,721	$4,174,355

NOTE 11 – RELATED PARTY TRANSACTIONS

Advances from stockholder

Advances from stockholder at March 31, 2011 and December 31, 2010 consisted of the following:

	March 31, 2011	December 31, 2010

Advances from chairman, chief executive officer and stockholder	$799,394	$799,394

			)
	$799,394	$799,394

The advances bear no interest and are due on demand.

Operating lease from Chairman, CEO and Stockholder

On January 1, 2006, Henan entered into a non-cancellable operating lease for its 176.37 square meter commercial office space in the City of Zhengzhou, Henan Province, PRC from Chairman, Chief Executive Officer and significant stockholder of the Company for RMB10,000 per month, which expired on December 31, 2008 and has been extended through December 31, 2011.  Total lease payments for the interim periods ended March 31, 2011 and 2010 amounted to RMB30,000 (equivalent to $4,573 and $4,573).  Future minimum lease payments required under the non-cancelable operating lease are RMB120,000 per year (equivalent to $18,292) for 2011.

NOTE 12 – CAPITAL LEASE OBLIGATION

Capital lease obligation at March 31, 2011 and December 31, 2010 consisted of the following:

Armet	March 31, 2011	December 31, 2010

Capital lease obligation to a financing company for a term of three (3) years, collateralized by all of Armet’s machinery and equipment, with interest at 11.8% per annum, with principal and interest due and payable in monthly installment of RMB497,897 (approximately $75,304) on the 23rd of each month.	$2,070,618	$2,268,671

Less current maturities	(700,607)	(727,756)

CAPITAL LEASE OBLIGATION, net of current maturities	$1,370,011	$1,540,915

The future minimum payments under this capital lease obligation at March 31, 2011 were as follows:

Year ending December 31:
2011 (remainder of the year)	$683,080

2012	910,773

2013	834,876

Total capital lease obligation payments	2,428,729
Less amounts representing interest	(358,111)

Present value of total future capital lease obligation payments	2,070,618
Less current maturities of capital lease obligation	(700,607)

Capital lease obligation, net of current maturities	$1,370,011

NOTE 13 – LONG-TERM DEBT

Long-term debt at March 31, 2011 and December 31, 2010 consisted of the following:

Armet
	March 31, 2011	December 31, 2010
Long-term debt due to Bank of China, Lianyungang Branch, collateralized by all of Armet’s building and land use right, with interest at 5.40% per annum payable monthly, with principal of RMB30,000,000 ($4,537,342), and RMB35,000,000 ($3,781,119) due August 25, 2011 and August 25, 2012, respectively.	$8,384,019	$8,318,461

Less current maturities	(4,573,101)	(4,537,342)

LONG-TERM DEBT, net of current maturities	$3,810,918	$3,781,119

NOTE 14 – DERIVATIVE INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

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

During the first quarter of 2010, the Company issued 1,324,346 shares of its common stock for cash at $5.00 per share and received cash of $6,621,730 in connection with the exercise of the warrants to purchase 1,324,346 shares with an exercise price of $5.00 per share to 50, 2008 warrant holders.  In addition, the Company issued 78,217 shares of its common stock in connection with the exercise of the 2008 warrants to purchase 167,740 shares with an exercise price of $5.00 per share on a cashless basis to 13, 2008 warrant holders.

During April 2010, four (4) 2008 warrant holders exercised their warrants to purchase 13,806 shares of the Company’s common stock at an exercise price of $5.00 per share resulting in cash proceeds of $69,030 to the Company.

Warrants outstanding

As of March 31, 2011 warrants to purchase 1,218,021 shares of Company common stock remain outstanding.

The table below summarizes the Company’s derivative warrant activity through March 31, 2011:

	2008 Warrant Activities				APIC	(Gain) Loss
	Derivative Shares	Non-derivative Shares	Total Warrant Shares	Fair Value of Derivative Warrants	Reclassification of Derivative Liability	Change in Fair Value of Derivative Liability

Derivative warrant at 12/31/2009	2,728,913	-	2,728,913	$(3,417,974)	$-	$166,025

Exercise of warrants	(5,000)	-	(5,000)	6,263	(6,263)	-

Exercise of warrants	(1,324,346)	-	(1,324,346)	1,658,748	(1,658,748)	-

Exercise of warrants – Cashless	(167,740)	-	(167,740)	210,095	(210,095)	-

Total warrant exercised	(1,497,086)	-	(1,497,086)	1,875,106	(1,875,106)	-

Extinguishment of warrant liability resulting from waiver of anti-dilution	(1,031,715)	1,031,715	-	1,292,227	(1,292,227)	-

Derivative warrants remaining	200,112	-	-	(250,641)	-	-

Mark to market	-	-		(321,752)	-	321,752

Derivative warrant at March 31, 2010	200,112	1,031,715	1,231,827	(572,393)	-	321,752

Exercise of warrants in April 20, 2010	(13,806)	-	(13,806)	21,229	(21,229)	-

Derivative warrants remaining	186,306	-	186,306	(551,164)	-	-

Mark to market	-	-		427,875	-	(427,875)

Derivative warrant at June 30, 2010	186,306	1,031,715	1,218,021	(123,289)	-	(106,123)

Mark to market	-	-		(13,211)	-	13,211

Derivative warrant at September 30, 2010	186,306	1,031,715	1,218,021	(136,500)	-	(92,912)

Mark to market	-	-		(1643)	-	1643

Derivative warrant at December 31, 2010	186,306	1,031,715	1,218,021	(138,143)	-	(91,269)

Mark to market	-	-	1,218,021	51,223	-	51,223

Derivative warrant at March 31, 2011	186,306	1,031,715	1,218,021	(86,920)	-	51,223

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

Derivative analysis

The warrants issued as part of the April 20, 2010 private placement were analyzed to determine the appropriate treatment under ASC 815-40. The warrants meet the provisions of EITF 07-5 (ASC 815-40) to be considered indexed to the Company’s own stock. In addition, the warrants meet all the criteria in EITF 00-19 (ASC 815-40) to be accounted for as equity.

Warrants outstanding

As of March 31, 2011 warrants to purchase 1,615,387 shares of its common stock remain outstanding.

(iii) Warrant activities

The table below summarizes the Company’s derivative warrant activities through March 31, 2011:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, December 31, 2009	2,723,913	$5.00	$5.00	$-	$-

Granted	1,615,387	7.50	-	2,483,938	-
Canceled for cashless exercise	(89,523)	- -	-	-	-

Exercised (Cashless)	(78,217)	-	-	-	-
Exercised	(1,338,152)	5.00	5.00	-	-
Expired	-	-	-	-	-
Balance, December 31, 2010	2,833,408	$6.43	$4.14	$-	$-

Granted	-	-	-	-	-
Canceled for cashless exercise	(-)	- -	-	-	-

Exercised (Cashless)	(-)	-	-	-	-
Exercised	(-)	-	-	-	-
Expired	-	-	-	-	-
Balance, March 31, 2011	2,833,408	$6.43	$4.14	$-	$-

Earned and exercisable, March 31, 2011	2,833,408	$6.43	$4.14	$-	$-

Unvested, March 31, 2011	-	$-	$-	$-	$-

The following table summarizes information concerning outstanding and exercisable warrants as of March 31, 2011:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$5.00	1,218,021	2.34	$5.00	1,218,021	2.34	$5.00

$7.50	1,615,387	4.06	$7.50	1,615,387	4.06	$7.50

$5.00 - $7.50	2,833,408	3.32	$6.43	2,833,408	3.32	$6.43

NOTE 15 – STOCKHOLDERS’ EQUITY

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

On November 19, 2010, the Company entered into an investor relations consulting agreement with HCI International Inc. expiring December 31, 2011.  Either party may terminate the agreement any time during the term of the contract.  Pursuant to the agreement the Company is required to pay the investor relation firm 3,600 shares of the Company’s restricted stock per month payable at the first of each month for the 12 month service period, or 43,200 shares in aggregate for 2011 investor relations services.  The shares were valued at $2.69 per share, or $29,052 in aggregate and recorded as investor relations expense for the three months ended March 31, 2011.

Stock options

On June 27, 2008, the Company entered into a share purchase agreement (the “Share Purchase Agreement”) and consummated a share purchase (the “Share Purchase”) with Armco HK and Feng Gao, who owned 100% of the outstanding shares of Armco HK.  Under the Share Purchase Agreement, the Company purchased from Ms. Gao, the sole shareholder of Armco HK, 100% of the issued and outstanding shares of Armco HK capital stock for $6,890,000 by delivery of the Company’s purchase money promissory note (the “Share Purchase”).  In addition, the Company issued to Ms. Gao a stock option entitling Ms. Gao to purchase 5,300,000 shares of our common stock, par value $.001 per share (the “Common Stock”) at $1.30 per share expiring on December 31, 2008 and 2,000,000 shares at $5.00 per share expiring on June 27, 2010, vested immediately (the “Gao Option”).  On August 12, 2008, Ms. Gao exercised her option to purchase and the Company issued 5,300,000 Shares in exchange for the $6,890,000 note owed to Ms. Gao.  Accordingly, the 5,300,000 Shares issued to Ms. Gao represented approximately 69.7% of the issued and outstanding Shares of the Company giving effect to the cancellation of 7,694,000 Shares owned by Mr. Cox.

The fair value of the stock options issued in June 2008 under Share Purchase Agreement using the Black-Scholes Option Pricing Model was $0 at the date of grant.  For the interim periods ended March 31, 2010 and 2009, the Company did not grant any stock options.

On April 12, 2010, Mr. Kexuan Yao purchased the stock option to purchase 2,000,000 shares of the Company’s common stock at $5.00 per share on June 27, 2008 originally granted to and owned by Ms. Feng Gao pursuant to a share purchase agreement to consummate the reverse merger capital transaction with Armco HK.  In addition, on April 12, 2010 and June 25, 2010, Mr. Yao exercised part of the option and purchased 1,000,000 and 400,000 shares of the Company’s common stock at $5.00 per share resulting in net proceeds of $4,500,000, forgiveness of debt of $500,000 and $2,000,000 to the Company, respectively. The balance of the stock option to purchase the remaining 600,000 common shares expired at June 27, 2010.

Stock incentive plan

        On October 26, 2009, the Board of Directors of the Company adopted the 2009 Stock Incentive Plan (the “2009 Stock Incentive Plan”). The Board of Directors also authorized 1,200,000 shares of the Company’s common stock to be reserved for issuance pursuant to the terms of the 2009 Stock Incentive Plan upon the grant of restricted stock awards, deferred stock grants, stock appreciation rights, stock awards and/or the exercise of options granted under the 2009 Stock Incentive Plan.  The purpose of the 2009 Stock Incentive Plan is to advance the interests of the Company’s company by providing an incentive to attract, retain and motivate highly qualified and competent persons who are important to us and upon whose efforts and judgment the success of the company is largely dependent. Grants to be made under the Plan will be limited to the Company’s employees, including employees of the Company’s subsidiaries, the Company’s directors and consultants to the Company. The recipient of any grant under the Plan, and the amount and terms of a specific grant, will be determined by the board of directors.  Should any option granted or stock awarded under the Plan expire or become un-exercisable for any reason without having been exercised in full or fail to vest, the shares subject to the portion of the option not so exercised or lapsed will become available for subsequent stock or option grants.

On October 26, 2009, the Company awarded 200,000 shares of its restricted common stock, par value $.001 per share, pursuant to the 2009 Stock Incentive Plan, to Mr. Kexuan Yao, the Company’s Chief Executive Officer.  The shares awarded to Mr. Yao will vest 66,667 shares on December 15, 2010, 66,667 shares on December 15, 2011 and 66,666 shares on December 15, 2012.  These shares were valued at $3.28 per share or $656,000 on the date of grant and were amortized over the vesting period.  In aggregate, $54,667 was recorded as stock based compensation for the interim period ended March 31, 2011 each.

        On October 26, 2009, the Company agreed to pay Mr. William Thomson the sum of $20,000 and awarded 6,250 shares of the Company’s restricted common stock to Mr. William Thomson in conjunction with his appointment to the Company's board of directors.  The shares awarded to Mr. Thompson will vest 25% on March 31, 2010, 25% on June 30, 2010, 25% on September 30, 2010 and 25% on December 31, 2010.  The restricted stock vests only if Mr. Thomson is still a director of the Company on the vesting date (with limited exceptions), and the shares are eligible for the payment of dividends, if the Board of Directors was to declare dividends on the Company’s common stock.  These shares were valued at $3.28 per share or $20,500 on the date of grant and were amortized over the vesting period.  In aggregate, all of the $20,500 was earned and recorded as stock based compensation for the year ended December 31, 2010. The Company and Mr. William Thomson are in the process of entry into the new director service agreement for 2011.

        On September 16, 2010, the Company agreed to pay Mr. Jinping Chan the sum of $20,000 and awarded 6,250 shares of the Company’s restricted common stock to Mr. Chan in conjunction with his appointment to the Company's board of directors.  The shares awarded to Mr. Chan will vest 50% on March 10, 2011 and 50% on September 10, 2011.  The restricted stock vests only if Mr. Chan is still a director of the Company on the vesting date (with limited exceptions), and the shares are eligible for the payment of dividends, if the Board of Directors was to declare dividends on the Company’s common stock. These shares were valued at $3.12 per share or $19,500 on the date of grant and were amortized over the vesting period.  In aggregate, $4,875 was recorded as stock based compensation for the three months ended March 31, 2011.

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

On January 25, 2011, the Company issued 55,378 shares of its common shares to certain of its employees for their 2010 services of approximately $187,100 in lieu of cash, which was recorded as compensation expenses in 2010 and credited the same to the accrued expenses at December 31, 2010.

On March 29, 2011, the Company amended the aforesaid employee agreement and awarded an additional 10,000 shares of the Company’s common stock for 2011 employment service vesting on July 1, 2011. The shares were valued at $2.74 per share or $27,400 on the date of grant and are being amortized over the service period of one year in 20111. $6,850 was recorded as stock based compensation for the three months ended March 31, 2011.

The table below summarizes the Company’s 2009 Stock Incentive Plan activities as of March 31, 2011:

	Number of Shares or Options	Fair Value at Date of Grant

Balance, December 31, 2009	206,250	$676,500

Granted – shares	6,250	19,500
Canceled – shares	-	-
Granted – options	40,000	138,000
Canceled – options	-	-
Balance, December 31, 2010	252,500	834,000

Granted – shares	65,378	214,580
Canceled – shares	-	-
Granted – options	-	-
Canceled – options	-	-
Balance, March 31, 2011	317,878	$1,048,580

Vested, March 31, 2011	181,213	605,365

Unvested, March 31, 2011	124,165	$403,215

NOTE 16 – OPERATING COST OF IDLE MANUFACTURING FACILITY

Armet’s manufacturing facility is idle from time to time depending upon market conditions.  Total operating costs of the idle manufacturing facility, including mainly depreciation expenses of idle manufacturing facility, was $471,350 for the interim period ended March 31, 2011.  There were no operating costs of the idle manufacturing facility for the interim period ended March 31, 2010 as Armet did not complete the construction of its manufacturing facility and commence operations until the end of September 2010.

NOTE 17 – COMMITMENTS AND CONTINGENCIES

Uncommitted trade credit facilities

The Company entered into uncommitted trade credit facilities with certain financial institutions.  Substantially all of the uncommitted trade credit facilities were guaranteed by Mr. Yao, the Company’s chairman, Chief Executive Officer and principal stockholder.  The uncommitted trade credit facilities at March 31, 2011 were as follows:

	Date of Expiration	Total Facilities	Facilities Used	Facilities Available

Armco HK

DBS (Hong Kong) Limited (i)	August 26, 2011	$20,000,000	$700,000	$19,300,000

ING Bank, N.V. Hong Kong Branch (ii)	August 12, 2011	20,000,000	26,740,000	-

RZB (Beijing) Branch (iii)	July 23, 2011	15,000,000	1,023,000	13,977,000

Henan Armco

Guangdong Development Bank Zhengzhou Branch (iv)	May 18, 2011	6,097,468	2,589,448	3,508,020

China CITIC Bank Zhengzhou Branch (v)	April 27, 2012	7,621,835	1,449,472	6,172,361

China Minsheng Bank Zhengzhou Branch (vi)	October 13, 2011	3,048,734	2,876,373	172,3615

Armet

Bank of China Lianyungang Branch (vii)	September 3, 2012	10,67,0569	8,384,019	2,286,551

Bank of China Lianyungang Branch (viii)	October 29, 2011	3,048,734	7621824	2,286,551

Bank of Communications Lianyungang Branch (ix)	June 18, 2011	9,908,386	4,115,791	5,792,595

		$95,395,726	$45,747,914	$53,495,442

(i) On August 6, 2010, Armco HK entered into a Banking Facilities Agreement with DBS Bank (Hong Kong) Limited of $20,000,000 for issuance of commercial letters of credit in connection with the Company’s purchase of metal ore.  The Company pays interest at LIBOR or DBS Bank’s cost of funds plus 2.50% per annum on issued letters of credit in addition to an export bill collection commission equal to 1/8% of the first $50,000 and 1/16% of the balance and an opening commission of 1/4% on the first $50,000 and 1/16% of the balance for each issuance.  Amounts advanced under this facility are repaid from the proceeds of the sale of metal ore.  The lender may terminate the facility at anytime at its sole discretion. The facility is secured by the charge on cash deposit of the borrower, the borrower’s restricted pledged deposit in the minimum amount of 3% of the letter of credit amount, the Company’s letter of comfort and the guarantee of Mr. Kexuan Yao.

(ii) On August 12, 2010, Armco HK obtained a $20,000,000 line of credit from ING Bank Hong Kong Branch for issuance of letters of credit to finance the purchase of metal ore along with a sub-limit facility for freight advance of $3,000,000.  The letters of credit require the Company to pledge cash equal to 5% of the letter of credit, subject to increase by the lender in the event of price fluctuations and market demand while the letter of credit remains open.  The Company pays interest at the lender’s cost of funds plus 250 basis points per annum on issued letters of credit in addition to an export bill collection commission equal to 1/4% of the first $50,000 and 1/16% of the balance for each issuance.  Amounts advanced under this line of credit are repaid from the proceeds of the sale of metal ore.  The lender may terminate the facility at anytime at its sole discretion. The facility is secured by the Company’s restricted cash deposit in the minimum amount of 5% of the letter of credit amount, the Company’s guarantee, the guarantee of Mr. Kexuan Yao and a security interest in the contract for the purchase of the ore for which the letter of credit has been issued and the contract for the sale of the ore. ING verbally approved the increase of trade credit facilities to $26,740,000 to facilitate one purchase on a temporary basis.

(iii) On July 23, 2010, Armco HK entered into Amendment No. 1 to the March 25, 2010 uncommitted Trade Finance Facility with RZB Austria Finance (Hong Kong) Limited.  The amendment provides for the issuance of $15,000,000 of commercial letters of credit in connection with the purchase of metal ore, an increase of $5,000,000 over the amounts provided for in the March 25, 2010 facility.  The Company pays interest at 200 basis points per annum plus the lender’s cost of funds per annum on issued letters of credit in addition to fees upon issuance of the letter of credit of 1/16% for issuance commissions, negotiation commissions, commission-in-lieu and collection commissions.  Amounts advanced under this facility are repaid from the proceeds of the sale of metal ore.  The lender may, however, terminate the facility at anytime or at its sole discretion upon the occurrence of any event which causes a material market disruption in respect of unusual movement in the level of funding costs to the lender or the unusual loss of liquidity in the funding market. The lender has the sole discretion to decide whether or not such event has occurred.  The facility is secured by restricted cash deposits held by the lender, the personal guarantee of Mr. Kexuan Yao, the Company’s guarantee, and a security interest in the contract for the purchase of the ore for which the letter of credit has been issued and the contract for the sale of the ore.

(iv) On May 18, 2010, Henan Armco obtained a RMB 40,000,000 (approximately $6,100,000) line of credit from Guangdong Development Bank Zhengzhou Branch for issuance of letters of credit to finance the purchase of metal ore.  The Company pays interest at 120% of the applicable base rate for lending published by the People’s Bank of China (“PBC”) at the time the loan is made on issued letters of credit.  The facility is secured by the guarantee provided by Mr. Kexuan Yao and Armet jointly and the pledge of movable assets provided by the borrower. Amounts advanced under this line of credit are repaid from the proceeds of the sale of metal ore. The term of the facility is one year.

(v) On April 27, 2011, Henan Armco obtained a RMB 50,000,000 (approximately $7,600,000) line of credit from China CITIC Bank, Zhengzhou Branch, for issuance of letters of credit to finance the purchase of metal ore and scrap metal expiring one (1) year from the date of issuance. The letters of credit require the Company to pledge cash deposits equal to 20% of the letter of credit for letters of credit at sight, or 30% for term letters of credit.  Term letters of credit are limited to no more than 90 days. The interest rates are variable depending on the lender’s cost of funds at the time when the letter of credit is issued. The facility is guaranteed by Armet and Mr. Kexuan Yao, the Company’s Chairman and Chief Executive Officer.

(vi) On October 13, 2010, Henan Armco obtained a RMB 20,000,000 (approximately $3,000,000) line of credit from China Minsheng Bank, Zhengzhou Branch, for issuance of letters of credit to finance the purchase of metal ore and scrap metal expiring one (1) year from the date of issuance. The facility is guaranteed by Armet and Mr. Kexuan Yao, the Company’s Chairman and Chief Executive Officer.

(vii) On September 4, 2009, Armet entered into a line of credit facility (“Line of Credit”) in the amount of RMB 70,000,000 (approximately $10.7 million) from Bank of China, Lianyungang Branch expiring September 3, 2012, which can be drawn in the form of long-term debt or a bank acceptance payable.  The facility is to finance the construction of Armet’s metal recycling facility. Armet pays interest at 105% of the applicable base rate for lending published by the People’s Bank of China (“PBOC”) at the time the loan is drawn down, as adjusted annually. The line of credit facility is collateralized by Armet’s building, equipment and land use right and the guarantees provided by Mr. Kexuan Yao, Mr. Yi Chu, Henan Armco and Henan Chaoyang, respectively.

(viii) On October 29, 2010, Armet entered into a line of facility in the amount of RMB20,000,000 (approximately $3.0 million) from Bank of China, Lianyungang Branch for the purchase of raw materials. The term of the facility is 12 months with interest at 5.838% per annum. The facility is secured by the guarantees provided by Mr. Kexuan Yao, Mr. Yi Chu, Henan Armco and Henan Chaoyang, respectively.

(ix) On June 18, 2010, Armet obtained a RMB 65,000,000 (approximately $9.8 million) line of credit from Bank of Communications, Lianyungang Branch, for issuance of letters of credit in connection with the purchase of scrap metal. The letters of credit require Armet to pledge cash deposit equal to 20% of the letter of credit for letters of credit at sight, or 30% for other domestic letters of credit and for extended domestic letters of credit, the collateral of inventory equal to 166% of the letter of credit. The facility is secured by Armet inventories and guarantee provided by Mr. Kexuan Yao, the Company’s Chairman and Chief Executive Officer.

xxxx

Loan guarantee

On June 11, 2010 the Company entered into a Guaranty Cooperation Agreement with Henan Chaoyang to provide additional liquidity to meet anticipated capital requirements of the recently launched Armet scrap metal recycling facility and the expansion of its metal ore trading business in the coming years.  Under the terms of this guaranty, Henan Chaoyang agreed to provide up to RMB 300 million (approximately $44,800,000) loan guarantees to the Company’s subsidiary, Armet, for five (5) years for the following approved bank loans and credit lines and pending application of bank loans and line of credits:

•	Bank of China Lianyungang Branch’s project loan in the amount of RMB 90 million (approximately $13.4 million) which was guaranteed in 2009,

•	Bank of Communications Lianyungang Branch loan in the amount of RMB 50 million (approximately $7.5 million) which was approved on June 10, 2010 and is in the process of closing,

•	Bank of Jiangsu loan in the amount of RMB 30 million (approximately $4.5 million) which is pending lender approval, and

•	Bank of China’s additional loan for working capital of RMB 130 million (approximately $19.4 million) which is pending lender approval.

Under the terms of the Guaranty Cooperation Agreement, the Company has the right to apply to other banks for credit lines at the same or lesser amounts if the pending applications are not approved, but the Company needs the consent of Henan Chaoyang to apply to other banks for credit lines.

As consideration for the guaranty, the Company issued to Xianjun Ma, a designee of Henan Chaoyang, 500,000 shares of its common stock.  The shares are earned ratably over the term of the agreement, and the unearned shares are forfeitable in the event of nonperformance by the guarantor.  The 33,333 shares each earned for quarters ended September 30, 2010 and December 31, 2010 were valued at $3.47 and $3.88 per share, or $115,666 and $129,332 in aggregate, which was recorded as loan guarantee expense and included in the consolidated statements of operations and comprehensive income (loss) for the relevant periods. In aggregate, $89,666 was recorded as loan guarantee expense for the three months ended March 31, 2011.

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

xxxxi

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

$179,809

NOTE 18 – CONCENTRATIONS AND CREDIT RISK

Customers and credit concentrations

Customer concentrations for the interim periods ended March 31, 2011 and 2010 and credit concentrations at March 31, 2011 and 2010 are as follows:

	Net Sales for the Interim Period Ended		Accounts Receivable At
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010

Customer #206010 Lianyungang Jiaxin	-%	4.0%	-%	36.0%

Customer #122007 QingDao HuaQing	-%	-%	-%	7.7%

Customer #122023 Granton	-%	31.5%	-%	20.2%

xxxxii

Customer #1122024 Derby Materials	45.1%	-%	73.5%	-%

Customer #122024 Jiangsu Provincial Trading	-%	26.8%	-%	17.2%

Customer #101009NingBo HangGang and Mineral	8.6%	-%	-%	-%

Customer #302023Shangdong Yongjia	22.0%	-%	-%	-%

Customer #122002 Zhongji NingBo	13.5%	-%	22%	13.5%

	89.2%	62.3%	95.5%	94.6%

A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition.

Vendor concentrations

Vendor purchase concentrations for the interim periods ended March 31, 2011 and 2010 and accounts payable concentration at March 31, 2011 and 2010 are as follows:

	Net Purchases for the Interim Period Ended		Accounts Payable At
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010

Vendor #126010 ZhongJi NingBo	-%	-%	-%	9.2%

Vendor #204006 Beston Holdings	-%	%	-%	11.5%

Vendor #2010001 Xie Hong Jian	9.5%	-%	8.8%	-%

Vendor #202005Venaco Commodities Ltd.	-%	10.4%	-%	-%

Vendor #204014 Mineracao	36.5%	-%	7.6%	-%

Vendor 202019 Bridge Group Finance	%	-%	4.0%	-%

Vendor #301009 XinJiang BaGang	19.8%	-%	-%	-%

Vendor #204033 Oversea Enterprise Pte, Ltd.	-%	63.0%	-%	64.50%

Vendor #399081 Lian, XiaoLei	10.6%	-%	-%	-%

Vendor #102001 OM Materials	-%	-%	-%	-%

Vendor #2202019 Smart Trading LLP	12.1%	-%	50.7%	-%

	88.5%	73.4%	71.1%	85.2%

Credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents.

xxxxiii

As of March 31, 2011, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, none of which are insured.  However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

Foreign currency risk

The Company is exposed to fluctuations in foreign currencies for transactions denominated in currencies other than RMB, the functional currency due to the fact the majority of the Company’s purchasing activities are transacted in foreign currencies.

The Company had no foreign currency hedges in place at March 31, 2011 or 2010 to reduce such exposure.

Interest risk

Substantially all of the Company’s operations are carried out in the PRC. The tight monetary policy currently instituted by the PRC government and increases in interest rate would have a material adverse effect on the Company’s results of operations and financial condition.

NOTE 19 - FOREIGN OPERATIONS

Operations

Substantially all of the Company’s operations are carried out and all of its assets are located in the PRC.  Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC.  The Company’s business may be influenced by changes in governmental policies with respect to laws and regulations, monetary policies, anti-inflationary measures, currency fluctuation and remittances and methods of taxation, among other things.

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

As of March 31, 2011, the Company had no Statutory Surplus Reserve and the Statutory Common Welfare Fund established and segregated in retained earnings.

NOTE 20 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued.  The Management of the Company determined that there were no reportable subsequent events to be disclosed.

xxxxiv

Item 2.                      Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the information contained in our unaudited consolidated financial statements and the notes thereto appearing elsewhere herein and in conjunction with the Management’s Discussion and Analysis set forth in our Annual Report on Form 10-K, as amended, for the year ended December 31,2010.

We are on a calendar year; as such the three month period ending March 31, is referred to as our “first quarter”. The past year ended December 31, 2010 is referred to as “2010”, the current year ending December 31, 2011 is referred to as “2011”, and the coming year ending December 31, 2012 is referred to as “2012”.

The unaudited interim consolidated financial statements furnished in this report reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2010 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2011.

OVERVIEW OF OUR PERFORMANCE AND OPERATIONS

Our Business and Recent Developments

We import, sell and distribute to the metal refinery industry in the People’s Republic of China (the “PRC”) a variety of metal ore, including iron, chrome, nickel, copper and manganese ore as well as non-ferrous metals and coal.  We obtain these raw materials from global suppliers in Brazil, India, South America, Oman, Turkey, Nigeria, Indonesia, and the Philippines and distribute them in the PRC.  We also recycle scrap metal to steel mills for their use in the production of recycled steel.

       Domestic steel production in the PRC continued to grow in first quarter of 2011. We believe the low-income housing construction in plan and urbanization measure implemented by PRC government will support the continuing growth of demand for steel.  In addition, as a result of the destruction and devastation casued by the March 2011 earthquake in Japan, Chinese steel mills have raised their export growth expectations. Conversely, the PRC government has implemented measures to curb inflation, which are limiting the amount of liquidity available to Chinese companies and may limit or slow future growth in the PRC steel industry.  In particular, the Chinese government recently announced that it will require Chinese banks to hold 21% of their deposits in reserve, which is among the highest in the world.  Commentators believe that this reserve requirement will constrain lending to small and medium sized business in China, such as our business, and will also lead to higher interests rates for companies that are able to obtain credit. Moreover, the PRC steel industry is expected to experience increased resource, energy and environmental constraints, which may lead to greater instability of steel mill operations.  Finally, iron ore prices fluctuated during the first quarter and were at higher levels compared to last year.

We continue to refine our business model in response to fluctuations in market prices.  We seek to secure longer term supply contracts in response to known opportunities rather than sell goods purchased in the spot market.  Where possible, we structure transaction-specific terms with our customers in order to better manage risk and ensure an acceptable profit margin.  While this process can limit certain trading opportunities, we believe that it will enhance our competitive position as the market for ore prices recover. As discussed later in this section, we generated significant growth in revenue and profits in our trading business during the first quarter of 2011as a result of our efforts in these areas.

We formally commenced the operation of our scrap metal recycling facility in the Banqiao Industrial Zone of Lianyungang Economic Development Zone in the Jiangsu province of the PRC (the “Facility”) late in the third quarter of 2010.  As a result, no comparisons can be made with respect to prior comparable periods for year ended December 31, 2010. This facility recycles automobiles, machinery, building materials, dismantled ships and various other scrap metals.  We sell and distribute the recycled scrap metal to the metal refinery industry in the PRC utilizing our existing network of metal ore customers. During the first quarter of 2011, production of our recycling facility operated significantly below capacity, which we attribute to seasonal factors and to certain other factors described below. Traditionally the first quarter of each year sees the lowest production for Chinese scrap metal recyclers due to the Chinese New Year holiday, which can last for as long as three or four weeks, when facilities are shut down and stricter restrictions are enforced on the transportation of scrap metals materials. In addition, we believe that our recycling business customers and other steel mills stockpiled raw materials in advance of the Chinese New Year holiday season, which resulted in lower demand and purchases in the first quarter of 2011. Consequently, for the first quarter of 2011, our scrap metal business sold approximately 14,435 MT of scrap metals, generating approximately $6.3 million of revenue and $0.4 million of gross profit. However, the gross profit margin of 6.4% for our recycling business in the first quarter of 2011 improved significantly compared to our 1.5% gross margin for 2010.

We continue to believe that our recycling business will become a strong growth driver for our company as natural resources continue to be depleted and larger amounts of unprocessed scrap metal become available as a result of increases in consumer demand for products made from steel that eventually are recycled.  We also believe the profit margin of our recycling business will gradually stabilize and could further increase as we gain more experience in operating our facility, marketing our products and establishing our reputation and presence in the recycled scrap metal industry.

We invested a total of approximately $35.5 million in the aggregate to acquire land use rights and to construct and purchase equipment for the Facility.  These capital expenditures were funded from a portion of the net proceeds we received from  sales of securities and debt and vendor financing.  In the third quarter of 2010, we installed an additional nine cutting machines in the Facility, giving us 12 such machines at the end of 2010.  In January 2011, we purchased an additional six cutting machines.  With these purchases, we believe that the Facility provides us with a production capacity to recycle approximately one million MT of scrap metal per year.

 Our Performance

During the first quarter of 2011, our net revenues increased by nearly 5 times (479%) over the same period in 2010 due to continued growth in domestic steel production in the PRC and a significant increase in our supply capacity of metal ores in our trading business resulting from our development of new vendors and sourcing options. Our gross profit margin decreased slightly during the current period to 6.4% compared to 6.5% during the same period in 2010. Our trading business and recycling business gross profit margins were each 6.4%. Our trading business has historically experienced fluctuations in gross profit as a result of fluctuations in the market prices of ore and metals that we sell. In this regard, gross profit margins ranged from 7% for the first quarter of 2010, to 1% for the second quarter of 2010, to 4% for the third quarter of 2010, and to 3% for the fourth quarter of 2010.

As noted above, our recycling business generated a gross profit margin of 6.4% for the first quarter of 2011, which represents a significant increase from the 1.5% gross profit margin in this business for 2010. We believe this increase in gross profit margin for the first quarter of 2011 is primarily due relief from the result of power restrictions implemented by the Chinese government and to better managing the inefficiencies associated with the Facility.

Our net income increased $0.5 million during the first quarter of 2011 due to a significant increase in sales with a slightly reduced gross margin on our trading business.  Our total assets at March 31, 2011 increased $20 million, or 21%, compared to December 31, 2010, which was mainly due to an $11.4 million increase in accounts receivable resulting from the sale of 150,000 MT iron ore against L/C (generating an accounts receivable of $22.4 million) and an $8.6 million increase in inventory for our recycling production, offset by a $2.7 million decrease in pledged deposits and a $0.9 million decrease in marketable securities. In April 2011, we collected $22.0 million of the $22.4 million accounts receivable described above.

We have long term borrowings of $3.8 million (net of current maturities), with current maturities of such borrowings of $4.6 million related to our investment in the Facility.  Loans payable increased $3.6 million, Banker’s acceptance notes payable increased by $6.1 million and accounts payable increased by $9.5 million, while inventories increased $8.6 million, accounts receivable increased $11.4 million and advances on purchases and prepayment and other current assets increased $0.9 million at March 31, 2011 from December 31, 2010.

Our Outlook

We believe the low-income housing construction, on-going urbanization and increasing domestic consumption in the PRC will continue to support the growth of the steel industry, evidencing a higher demand for our products with an associated revenue growth. We also expect our recycling business to benefit substantially from the measures and policies to be implemented gradually by the Chinese government according to its 12th Five Year Plan (2011-2015).  Under this plan, China intends to restructure its iron and steel industry to be more energy efficient and have increased environmental protection by adopting and developing the most advanced technology in the world.

Metal Ore Trading. The metal ore markets experienced a fluctuation in pricing in the first quarter of 2011.  We expect the price of iron ore may stabilize at its current level, which is above historical prices.  Our trading business achieved a 479% increase in net revenues during the first quarter of 2011 compared to the same period in 2010. This large increase is primarily due to our development of new vendor relationships and an increase in our supply capacity of our metal ore trading business. In the first quarter of 2011, we established new business relationships with large suppliers and completed the first large order with a new supplier of the Company. Although we do not believe the substantial growth generated by our metal ore trading business in the first quarter of 2011 is sustainable, we believe the increase in our supply capacity will benefit us in the long term and strengthen our market position in the industry in the PRC. Net revenues generated in our trading business in the first quarter of 2010 and 2009 accounted for 17% and 6% of its total annual net revenues of 2010 and 2009, respectively.

Scrap Metal Recycling. The gross profit margin for our recycling business increased significantly to 6.4% for the first quarter in 2011 compared to 1.5% for 2010, although the net revenue generating in first quarter was lower-than-expected due to the seasonal and other factors described above. We believe that our recycling operations will generate greater revenue growth in the remaining quarters of 2011 as we gain more operational experience and create efficiencies at the Facility. Moreover, with the increase in our sales force, we have commenced a concerted effort to increase our brand name in the market, establishing our reputation on the recycling business. We also believe that our recycling business will benefit from the efforts and measures to be taken by Chinese government to restructure the Chinese steel industry described above. Under the 5 year plan, the Chinese steel industry will develop and adopt advanced technologies that will increase its demand for, and use of, scrap metals. In addition to these expected technological upgrades, this government led restructuring focusing on the steel industry will also result in geographical shifts, with more capacity of steel production concentrated in the east coast of the PRC where our Facility is located. As a direct result of such a shift, we believe this geographical advantage will enhance our competitive position in the marketplace.

Due to efforts to improve our performance and operate more efficiently, we believe we are now in the position to capitalize on trading opportunities as the low-income housing construction, urbanization and domestic consumption in the PRC continue to develop and we gradually increase production of processed scrap metal at our Facility.  However, as demand increases for metal ore and scrap metal, we may also experience difficulty securing new and reliable sources of the inventory we process and sell.

RESULTS OF OPERATIONS

The table below summarizes the consolidated operating results for the three months ended March 31, 2011 and 2010.  The percentages represent each line item as an approximate percentage of net revenues unless otherwise noted.

	For the Three Months Ended March 31,
	2011		2010		$ Change	% Change
Net revenues	$49,684,652	100.0%	$8,576,570	100.0%	$41,108,082	479.3%
Cost of goods sold	46,515,883	93.6%	8,017,651	93.5%	38,498,232	480.2%
Gross profit	3,168,769	6.4%	558,919	6.5%	2,609,850	466.9%

Total operating expenses	1,766,448	3.6%	913,577	10.7%	852,871	93.4%
Operating income (loss)	1,402,321	2.8%	(354,658)	-4.1%	1,756,979	495.4%

Net Revenues

Net revenues of $49.7 million in the first quarter of 2011 increased $41.1 million compared to the same period in 2010, primarily due to an increase of $22.4 million, $11 million and a $6.3 million from the sales of iron ore, pellet ore and scrap metals, respectively.

Cost of Goods Sold

Cost of goods sold includes the cost of the products we purchase from our vendors and shipping and handling costs on shipments from such vendors. Cost of goods sold in the first quarter of 2011 was $46.5 million, representing a gross profit margin of 6.4%, compared to a gross profit margin of 6.5% in the same period in 2010. The gross profit margin of 6.4% in the first quarter of 2011 represents a compound margin for our trading and recycling businesses, each of which generated a gross profit margin of 6.4% for the period. We had no revenue from recycling business in the same period in 2010, and so the gross profit margin of 6.5% in such period was for our metal ore trading business alone.

Total Operating Expenses

Operating expenses of $1.77 million in the first quarter of 2011 increased by $0.86 million, or 93.4%, compared to the same period in 2010, due to an increase of $0.45 million in general and administrative expenses and an increase of $0.47 million in operating cost of Armet idle manufacturing facility.  Such increase was partially offset by a decrease of $71,181 in selling expenses.

General and administrative expenses include salaries, professional fees including legal and accounting fees, and office expenses. Our general and administrative costs increased by $0.46 million, or 80%, in the first quarter of 2011 as compared to the same period in 2010 primarily due to an increase of $0.19 million in general and administrative expense for our recycling operations (which were not operational during the same period of 2010) and $0.15 million in general and administrative expense for our 2010 newly-established subsidiary Armco Shanghai. General and administrative expenses as a percentage of net revenues decreased to 2% for the first quarter of 2011 as compared to at 7% for the same period in 2010, which we believe is due to operating our businesses more efficiently.

Operating costs at our Facility include $0.47 million of costs that were mainly depreciation expenses of idle manufacturing facilities due to under utilization of the production facility in the first quarter of 2011. There was no comparable period in 2010 as our Facility was under construction during such period.

Selling expenses include commissions, salaries, and travel for our sales agents.  Selling expenses as a percentage of net revenues were 1% in the first quarter of 2011 as compared to 4% in the first quarter of 2010.  Selling expenses decreased by $71,181 mainly due to decreases in port charges and lower warehousing expenses as a result of faster sales of inventory in the first quarter of 2011 as compared to the same period of 2010.

Total Other (Income) Expense

Total other expense of $0.7 million in the first quarter of 2011 increased $1.2 million from the comparable period in 2010, during which we had total other income of $0.5 million.  The increase in total other expense was primarily due to the absence of a one -time $1 million gain from a vendor price adjustment in the first quarter of 2010, an increase of $0.5 million in interest expense, an increase of $0.25 million in other expenses, and an increase of $89,666 in loan guarantee costs.  These increases were partially offset by an increase of $0.18 million in foreign currency transaction gain and an decrease of $0.37 million in change in the fair value of a derivative liability.  The one-time $1 million gain from a vendor price adjustment in the first quarter of 2010 was related to a vendor price adjustment for goods purchased and resold during 2009.  Interest expense increased $0.5 million as a result of increased short term borrowings of $20 million incurred in connection with increases in net revenues.

Income Tax Expense

Income tax expense of $0.18 million in the first quarter of 2011 increased by $28,830, compared to the same period in 2010, primarily due to an increase in net income tax accrual for income taxes on the operations of our Hong Kong subsidiary during 2010 (using an effective tax rate of 16.5%).

Net Income (Loss)

Net income of $0.56 million in the first quarter of 2011 increased $0.51 million compared to the same period in 2010, primarily due to a significant increase in net revenue of $41 million with a slightly decreased gross margin and the other factors described above.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate adequate amounts of cash to meet its cash needs.

At March 31, 2011 and December 31, 2010, we had cash and cash equivalents of $5.7 million and $3.1 million, respectively.  At March 31, 2011, our working capital was $12.2 million as compared to $12.2 million at December 31, 2010.

As of March 31, 2011, we had invested a total of approximately $35.5 million for the acquisition of land use rights, construction and equipment purchases for the Facility. We expect to expand the production capacity at the Facility in the future and to build or acquire additional facilities in the future, depending on market conditions.  We have not set a timeframe for this expansion.

Moreover, we have not yet determined how we plan to finance this future expansion if we determine to proceed with it. Unless we can obtain additional financing on terms we deem favorable to us, we will be unable to complete any such expansion or construct additional facilities in the future, and there can be no assurance that we will be successful in obtaining any such additional financing, or that such financing would be on terms deemed to be desirable or favorable to our management.  Furthermore, in the event we do obtain such financing, there can be no assurance that such investment will result in enhanced operating performance or produce significant revenues and related profits in the future.

                In addition, we will continue to need to fund future capital expenditures for our existing operations, to service our debt and to purchase the raw materials required in our recycling operations.  We have historically financed our cash needs primarily through the sales of our common stock and warrants, internally generated funds and debt financing.  We collect cash from our customers based on our sales to them and their respective payment terms.

                On April 20, 2010 we sold to nine accredited and institutional investors 1,538,464 shares of our common stock for $6.50 per share and five year warrants to purchase an additional 1,538,464 shares of our common stock at an exercise price of $7.50 per share resulting in net proceeds to us of $9.1 million.  We also received an additional $13.2 million in proceeds during the first nine months of 2010 through the exercises of outstanding warrants and common stock options.  Included in these exercises was the exercise by Mr. Kexuan Yao, our Chairman and CEO, of one million warrants with an exercise price of $5 per share.  As consideration for the exercise of these warrants, Mr. Yao paid us $4,500,000 in cash and forgave a $500,000 debt owed to him by us.

                We believe our working capital is sufficient for our operations for at least the next 12 months.  We have a RMB 70 million (the equivalent to $10.6 million at March 31, 2011) line of credit facility (“Line of Credit”) with the Bank of China that we entered into on September 4, 2009.  The proceeds from the Line of Credit are designated for property, plant and equipment expenditures related to the Facility and are secured by these assets in addition to our land use rights.  The Line of Credit expires on September 3, 2012.  Interest is paid quarterly.  As of March 31, 2011, the balance outstanding under our Line of Credit was $8.3 million.  The remaining principal payments of RMB 30 million (the equivalent to U.S. $4.5 million) and RMB 25 million (the equivalent to U.S. $3.8 million) are due on August 25, 2011 and 2012, respectively.

               We have bank facilities which provide for cash borrowings or the issuance of commercial letters of credit that we require in our metal ore trading business in the aggregate amount of $95 million, as more fully described below.  Approximately $53 million was available under these facilities at March 31, 2011.

                Substantially all of our cash reserves are held in the form of RMB in bank accounts at financial institutions located in the PRC. Cash held in banks in the PRC is not insured.  As described under "Risk Factors" in our Annual Report on Form 10-K, the Chinese regulatory authorities impose a number of restrictions regarding RMB conversions and restrictions on foreign investments.  Accordingly, our cash on deposit in banks in the PRC is not readily deployable by us for purposes outside of China.

                On August 6, 2010, Armco HK entered into a Banking Facilities Agreement with DBS Bank (Hong Kong) Limited of $20,000,000 for issuance of commercial letters of credit in connection with the Company’s purchase of metal ore.  The Company pays interest at LIBOR or DBS Bank’s cost of funds plus 2.50% per annum on issued letters of credit in addition to an export bill collection commission equal to 1/8% of the first $50,000 and 1/16% of the balance and an opening commission of 1/4% on the first $50,000 and 1/16% of the balance for each issuance.  Amounts advanced under this facility are repaid from the proceeds of the sale of metal ore.  The lender may terminate the facility at anytime at its sole discretion. The facility is secured by the charge on cash deposit of the borrower, the borrower’s restricted pledged deposit in the minimum amount of 3% of the letter of credit amount, the Company’s letter of comfort and the personal guarantee of Mr. Kexuan Yao, our Chairman and Chief Executive Officer. At March 31, 2011, the balance outstanding under this facility was $700,000.

                On August 12, 2010, Armco HK obtained a $20,000,000 line of credit from ING Bank Hong Kong Branch for issuance of letters of credit to finance the purchase of metal ore along with a sub-limit facility for freight advance of $3,000,000.  The letters of credit require the Company to pledge cash equal to 5% of the letter of credit, subject to increase by the lender in the event of price fluctuations and market demand while the letter of credit remains open.  The Company pays interest at the lender’s cost of funds plus 250 basis points per annum on issued letters of credit in addition to an export bill collection commission equal to 1/4% of the first $50,000 and 1/16% of the balance for each issuance.  Amounts advanced under this line of credit are repaid from the proceeds of the sale of metal ore.  The lender may terminate the facility at anytime at its sole discretion. The facility is secured by the Company’s restricted cash deposit in the minimum amount of 5% of the letter of credit amount, the Company’s guarantee, the personal guarantee of Mr. Kexuan Yao and a security interest in the contract for the purchase of the ore for which the letter of credit has been issued and the contract for the sale of the ore. ING verbally approved the increase of trade credit facilities to $26,740,000 to facilitate one purchase on a temporary basis. At March 31, 2011, the balance outstanding under this facility was $26,724,000.

                On July 23, 2010, Armco HK entered into Amendment No. 1 to the March 25, 2010 uncommitted Trade Finance Facility with RZB Austria Finance (Hong Kong) Limited.  The amendment provides for the issuance of $15,000,000 of commercial letters of credit in connection with the purchase of metal ore, an increase of $5,000,000 over the amounts provided for in the March 25, 2010 facility.  The Company pays interest at 200 basis points per annum plus the lender’s cost of funds per annum on issued letters of credit in addition to fees upon issuance of the letter of credit of 1/16% for issuance commissions, negotiation commissions, commission-in-lieu and collection commissions.  Amounts advanced under this facility are repaid from the proceeds of the sale of metal ore.  The lender may, however, terminate the facility at anytime or at its sole discretion upon the occurrence of any event which causes a material market disruption in respect of unusual movement in the level of funding costs to the lender or the unusual loss of liquidity in the funding market. The lender has the sole discretion to decide whether or not such event has occurred.  The facility is secured by restricted cash deposits held by the lender, the personal guarantee of Mr. Kexuan Yao, the Company’s guarantee, and a security interest in the contract for the purchase of the ore for which the letter of credit has been issued and the contract for the sale of the ore. At March 31, 2011, the balance outstanding under this facility was $1,023,000.

                On May 18, 2010, Henan Armco obtained a RMB 40,000,000 (approximately $6,100,000) line of credit from Guangdong Development Bank Zhengzhou Branch for issuance of letters of credit to finance the purchase of metal ore.  The Company pays interest at 120% of the applicable base rate for lending published by the People’s Bank of China (“PBC”) at the time the loan is made on issued letters of credit.  The facility is secured by the guarantee provided by Mr. Kexuan Yao and Armet jointly and the pledge of movable assets provided by the borrower. Amounts advanced under this line of credit are repaid from the proceeds of the sale of metal ore. The term of the facility is one year. At March 31, 2011, the balance outstanding under this facility was $2,589,448.

                On April 27, 2011, Henan Armco obtained a RMB 50,000,000 (approximately $7,600,000) line of credit from China CITIC Bank, Zhengzhou Branch, for issuance of letters of credit to finance the purchase of metal ore and scrap metal expiring one (1) year from the date of issuance. The letters of credit require the Company to pledge cash deposits between 20% and 30% of the drawn amounts. Term letters of credit are limited to no more than 90 days. The interest rates are variable depending on the LIBOR and the lender’s cost of funds at the time when a letter of credit is issued. The facility is guaranteed by Armet and Mr. Kexuan Yao.

                On June 18, 2010, Armet obtained a RMB 65,000,000 (approximately $9.8 million) line of credit from Bank of Communications, Lianyungang Branch, for issuance of letters of credit in connection with the purchase of scrap metal. The letters of credit require Armet to pledge cash deposits between 20% the drawn amounts, and for extended domestic letters of credit, the collateral of inventory equal to 166% of the letter of credit. The facility is secured by Armet inventories and the guarantee provided by Mr. Kexuan Yao. At March 31, 2011, $4,115,791 was outstanding under this facility.

                On October 13, 2010, Henan Armco obtained a RMB 20,000,000 (approximately $3,000,000) line of credit from China Minsheng Bank, Zhengzhou Branch, for issuance of letters of credit to finance the purchase of metal ore and scrap metal expiring one (1) year from the date of issuance. The facility is guaranteed by Armet and Mr. Kexuan Yao, the Company’s Chairman and Chief Executive Officer. At March 31, 2011, the balance outstanding under this facility was $2,876,373.

                On October 29, 2010, Armet entered into a line of facility in the amount of RMB20,000,000 (approximately $3.0 million) from Bank of China, Lianyungang Branch for the purchase of raw materials. The term of the facility is 12 months with interest at 5.838% per annum. The facility is secured by the guarantees provided by Mr. Kexuan Yao, Mr. Yi Chu, Henan Armco and Henan Chaoyang, respectively. At March 31, 2011, the balance outstanding under this facility was approximately $762,184.

Our current assets at March 31, 2011 were $79.3 million, an increase of 33.4% from December 31, 2010.  This overall increase reflects increases in cash of $2.6 million, accounts receivable of $11.4 million, inventories of $8.6 million, advances on purchases of $0.80 million, prepaid corporate income taxes of $0.45 million and prepayment and other current assets of $0.11 million. These increases were partially offset by decreases of $2.7 million in pledged deposits and $0.90 million in marketable securities.

Pledged deposits at March 31, 2011 of $10.0 million represent deposits with financial institutions as collateral to letters of credit we provide to suppliers for the purchase of inventories.  The amounts will be released to pay vendors upon acceptance of goods.

Marketable securities at March 31, 2011 of $1.99 million represent the estimated value of our investment in Appollo Mineral calculated at Australia quoted market prices at March 31, 2011.

Our accounts receivable, net of allowance for doubtful accounts, increased $11.4 million at March 31, 2011 from December 31, 2010 mainly due to the timing difference between the sales and collections of sales for a $150,000 MT iron ore transaction that generated an account receivable of $22.4 million. As described above, we collected $22.0 million of this account receivable in April 2011.

Inventories increased $8.6 million at March 31, 2011 from December 31, 2010, primarily due to the increase in inventory for our recycling operations as we anticipated increased production. We monitor the inventory levels of our raw materials (metal ore and recycled scrap) and finished products to balance our production needs and our exposure to changes in metal prices. Currently we normally maintain inventory of scrap metals sufficient for approximately 12 to 15 days of sales.

Advances on purchases increased $0.80 million at March 31, 2011 from December 31, 2010, and consisted of prepayments to vendors for merchandise and deposits on pending purchases.  These advances on purchases are customary in our business and help us secure inventory below prevailing market prices, thereby providing us with a better opportunity to increase our gross profit margins.

Prepaid corporate income taxes increased by $0.45 million at March 31, 2011 from December 31, 2010 as a result of our prepayment of income taxes on the operations of our Hong Kong subsidiary (using an effective tax rate of 16.5%)

Our prepayments and other current assets increased $0.11 million at March 31, 2011 compared to December 31, 2010, primarily due to prepayments and deposits for our metal ore trading business and deposits related to our scrap metal recycling operations.

Our current liabilities increased $19.9 million at March 31, 2011 from December 31, 2010, which is mainly attributable to an increase in accounts payable of $9.5 million, an increase in loans payable of $3.6 million, an increase in banker's acceptance notes payable of $6.1 million and an increase in customer deposits of $2.0 million.  These increases were partially offset by decreases in corporate income tax payable of $0.27 million and accrued expenses and other current liabilities of $0.56 million.

Accounts payable increased $9.5 million at March 31, 2011 compared to December 31, 2010 mainly due to an iron ore purchase of $6.6 million and two scrap metal raw materials purchases for $2.8 million and $1.1 million, respectively, in the first quarter of 2011. We paid the $6.6 million iron ore account payable and the $2.8 million scrap metal account payable during April 2011.

Loans payable increased $3.6 million at March 31, 2011, compared to December 31, 2010, primarily due to a short-term borrowing under our letter of credit facilities in the first quarter of 2011 used to finance the 150,000 MT iron ore purchase described above. The short-term borrowing has been paid in April of 2011 when we collected the payment from our customer. We used collections of accounts receivable to repay these short-term borrowings.

                Banker's acceptance notes payable increased $6.1 million at March 31, 2011 compared to December 31, 2010 primarily due to short-term borrowings used to purchase of scrap metals raw materials for our recycling production in the first quarter, and reflects the increase in our inventory in the current quarter.

At March 31, 2011, we owed our Chairman and CEO, Mr. Kexuan Yao, $0.80 million for funds he advanced to us for working capital purposes, a net decrease of $20,000 from December 31, 2010.

Customer deposits increased $2.0 million at March 31, 2011, compared to December 31, 2010.  This increase is due to timing of customer orders and amounts that we require for deposits.  We recognize customer deposits as revenue when the goods have been delivered and the risk of loss has transferred to the customer either at the port of origin or port of destination based on the shipping terms we agree to with our customer.

Accrued expenses and other current liabilities decreased $0.56 million at March 31, 2011 from December 31, 2010.  Accrued expenses consist of accrued expenses and other payables related to shipping fees.  These expenses are due to timing differences of shipments and payments of our payables as compared to 2010.

We do not have any commitments for capital expenditures at March 31,2011.

Statements of Cash Flows

Our cash increased $2.6 million during the first quarter of 2011 as compared to an increase of $3.3 million during the comparable period in 2010. During the current quarter we were provided $9.4 million of cash from financing activities and $2.4 million of cash in investing activities, and we used cash of $9.2 million in operating activities. In comparable period in 2010 we generated $15.5 million of cash from operating activities, and we used cash of $5.0 million in investing activities and $7.1 million through financing activities.

Net Cash Provided by (Used in) Operating Activities

In the first quarter of 2011, net cash used in operating activities of $9.2 million was mainly comprised outflows related to an increase in accounts receivable of $11.3 million, an increase in inventory of $8.5 million, an increase in advance of purchases of $0.75 million and increases in prepayments and other current assets of $0.53 million.  These outflows were partially offset by cash provided by an increase in accounts payable of $9.5 million and an increase in customer deposits of $2.0 million.

In the comparable quarter of 2010, net cash provided by operating activities of $15.5 million was mainly comprised inflows related to a decrease in accounts receivable of $15.0 million, a decrease in inventory of $0.46 million, a decrease in advance of purchases of $0.42 million and increases in accrued liabilities of $1.3 million, accounts payable of $0.64 million and customer deposits of $0.47 million.  These inflows were partially offset by cash used by an increase in prepayments and other current assets of $2.5 and decrease in taxes payable of $0.85 million.

Cash Used in Investing Activities

In the first quarter of 2011 cash provided by investing activities of $2.4 million was due to proceeds from release of pledged deposits of $15.3 million, offset by proceeds made towards pledged deposits of $12.5 million and purchase of property and equipment of $0.37 million associated with the Facility.

In the first quarter of 2010 cash used in investing activities of $5.0 million was due to purchases of property and equipment associated with construction of the Facility of $5.5 million, offset by proceeds received from the release of pledged deposits of $0.56 million.

Cash Provided by Financing Activities

In the first quarter of 2011 cash provided by financing activities of $9.4 million consisted of proceeds [from loans payable of $26.9 million and Banker's acceptance notes payable of $6.1 million, which was partially offset by repayment of loans payable of $23.4 million, repayment of mortgage payable of $0.22 million and repayment of $20,000 to Mr. Kexuam Yao of a loan he previously made to us.

In the first quarter of 2010 cash used in financing activities of $7.1 million consisted of repayments of loans payable of $17.0 million which was partially offset by proceeds from the exercise of common stock purchase warrants of $6.6 million, proceeds from advances from related parties of $1.8 million, and proceeds from long-term debt of $1.5 million used for property, plant and equipment purchases related to our Facility.

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

Contractual Obligations and Commitments.    At March 31, 2011, our long-term debt and financial obligations and commitments by due dates were as follows:

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Banker's acceptance notes payable (1)	10,304,721	10,304,721
Long-Term Debt Obligations(2)	8,384,019	4,573,101	3,810,918		-
Short-Term Loans Payable (3)	28,350,301	28,350,301
Capital Lease Obligations (4)	2,070,618	700,607	1,370,011	-	-
Operating Lease Obligations (5)	314,557	133,639	180,918	-	-
Purchase Obligations	-
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP	-	-	-	-	-
Total	49,424,216	44,062,369	5,361,847		-

(1)	See Note 10 – Banker's acceptance notes payable in our audited consolidated financial statements included in this report.
(2)	See Note 13 – Long-Term Debt in our audited consolidated financial statements included in this report.
(3)	See Note 9 – Loans Payable in our audited consolidated financial statements included in this report.
(4)	See Note 12 – Capital lease obligation in our audited consolidated financial statements included in this report.
(5)	See Note 17 – Operating lease in our audited consolidated financial statements included in this report.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We refer to accounting estimates of this type as critical accounting policies and estimates, which we discuss further below.

 Fair value of financial instruments

We follow paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and has adopted paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.  Level 3 financial liabilities consist of the derivative warrant issued in July 2008 for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation.  We valued the automatic conditional conversion, re-pricing/down-round, change of control; default and follow-on offering provisions using a lattice model, with the assistance of a valuation specialist, for which management understands the methodologies. These models incorporate transaction details such as our stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of the date of issuance and each balance sheet date.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of our financial assets and liabilities, such as cash, pledged deposits, accounts receivable, advance on purchases, prepayments and other current assets, accounts payable, customer deposits, corporate income tax payable, accrued expenses and other current liabilities approximate their fair values because of the short maturity of these instruments.  Our loans payable, banker’s acceptance notes payable, capital lease obligation, and long-term debt approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at March 31, 2011 and 2010.

We uses Level 1 of the fair value hierarchy to measure the fair value of the marketable securities and marks the available for sale marketable securities at fair value in the statement of financial position at each balance sheet date and reports the unrealized holding gains and losses for available-for-sale securities in other comprehensive income (loss) until realized.

We uses Level 3 of the fair value hierarchy to measure the fair value of the derivative liabilities and revalues its derivative warrant liability at every reporting period and recognizes gains or losses in the consolidated statements of operations and comprehensive income (loss) that are attributable to the change in the fair value of the derivative warrant liability.

Financial assets and liabilities measured at fair value on a recurring basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheets:

		Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total

Marketable securities, available for sale	$1,589,870	$1,589,870	$-	$-	$1,589,870

Derivative warrant liabilities	$86,920	$-	$-	$86,920	$86,920

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the interim period ended March 31, 2011:

	Fair Value Measurement Using Level 3 Inputs
	Derivative warrants	Total

Balance, December 31, 2010	$138,143	$138,143
Total gains or losses (realized/unrealized)
Included in net (income) loss	(51,223)	(51,223)
Included in other comprehensive income	-	-
Purchases, issuances and settlements	-	-
Transfers in and/or out of Level 3	-	-
Balance, March 31, 2011	$86,920	$86,920

We have no  other assets or liabilities measured at fair value on a recurring basis or a non-recurring basis, consequently, we did not have any fair value adjustments for assets and liabilities measured at fair value at March 31, 2011 or December 31, 2010; no gains or losses are reported in the consolidated statement of income and comprehensive income (loss) that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended March 31, 2011 or 2010.

Fair value of non-financial assets and impairment of long-lived assets

We has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. Our long-lived assets, which include property, plant and equipment, and land use right are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

We assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.

We determined that there were no impairments of long-lived assets as of March 31, 2011 or December 31, 2010.

Marketable securities, available for sale

The Company follows Paragraphs 320-10-35-18 through 33 and assess whether an investment is impaired in each reporting period.  An investment is impaired if the fair value of the investment is less than its cost. Impairment indicators include, but are not limited to the following: a. a significant deterioration in the earnings performance, credit rating, asset quality, or business prospects of the investee; b. a significant adverse change in the regulatory, economic, or technological environment of the investee; c. a significant adverse change in the general market condition of either the geographic area or the industry in which the investee operates; d. a bona fide offer to purchase (whether solicited or unsolicited), an offer by the investee to sell, or a completed auction process for the same or similar security for an amount less than the cost of the investment; e. factors that raise significant concerns about the investee's ability to continue as a going concern, such as negative cash flows from operations, working capital deficiencies, or noncompliance with statutory capital requirements or debt covenants. If the fair value of an investment is less than its cost basis at the balance sheet date of the reporting period for which impairment is assessed, the impairment is either temporary or other than temporary. Pursuant to Paragraph 320-10-45-8A, in periods in which an entity determines that a security’s decline in fair value below its cost basis is other than temporary, the entity shall recognize and present the total other-than-temporary impairment in the statement of earnings with an offset for the amount of the total other-than-temporary impairment that is recognized in other comprehensive income, in accordance with paragraph 320-10-35-34D, if any. Pursuant to Paragraph 320-10-45-9A, An entity shall separately present, in the financial statement in which the components of accumulated other comprehensive income are reported, amounts recognized therein related to held-to-maturity and available-for-sale debt securities for which a portion of an other-than-temporary impairment has been recognized in earnings.

The Company values marketable securities using Australia quoted market prices on Apollo Mineral stock. At March 31, 2011, the estimated fair value of investment in Apollo Minerals was $1.5 million less than its original costs.  The Company intends to hold these shares and the management of the Company concluded the decline in the fair value was temporary and recorded the unrealized loss of marketable securities of $1,594,654 to other comprehensive income (loss) on the accompanying consolidated balance sheet at March 31, 2011 and a gain from foreign exchange rate change of $183,866 in other income.

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

We value the automatic conditional conversion, re-pricing/down-round, change of control; default and follow-on offering provisions using a lattice model, with the assistance of a valuation specialist, for which management understands the methodologies. These models incorporate transaction details such as our stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of the date of issuance and each balance sheet date.

We measured the fair value of the remaining derivative warrant liability at $86,920 at March 31, 2011 and recognized a gain of $51,223 on change in the fair value of the derivative warrants to purchase 186,306 shares of Company common stock for the three months then ended.

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

The Company’s significant estimates include whether the fluctuation in share prices of marketable securities were temporary or other-than-temporary, the estimated useful lives of property, plant and equipment, land use rights, fair value of financial instruments and non-financial assets, and normal production capacity.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and some of them are difficult to measure or value.

Useful Lives of Long-lived Assets

We depreciate long-lived assets over their estimated useful lives. Identifiable long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We assess the recoverability of our long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.  Our estimates of future cash flows attributable to our long-lived assets require significant judgment based on our historical and anticipated results and are subject to many factors. Different assumptions and judgments could materially affect estimated future cash flows relating to our long-lived assets which could trigger impairment. No impairments of long-lived assets were identified during the interim period presented.

Impairment of Marketable Securities

At each balance sheet date, we measure our marketable securities and review for impairment. If we conclude that any of these investments are impaired, we determine whether such impairment is other-than-temporary. Factors we consider to make such determination include the duration and severity of the impairment, the reason for the decline in value, the potential recovery period, and our intent to sell, or whether it is more likely than not that we will be required to sell, the investment before recovery. If any impairment is considered other-than-temporary, we will write down the asset to its fair value and take a corresponding charge to our Consolidated Statements of Income.

At March 31, 2011, we valued our marketable securities using Australia quoted market prices on Apollo Mineral stock. At March 31, 2011, the estimated fair value of investment in Apollo Minerals was $1.5 million less than its original costs. As the Company has no intent to sell these shares and it is more likely than not that the Company will not be required to sell these shares prior to recovery of its entire cost basis. The Company concluded the decline in the fair value was temporary and recorded the unrealized loss to other comprehensive income (loss) on the accompanying Consolidated Balance Sheet at March 31, 2011. As of March 31, 2011, the Company reported a $1,594,654 change in unrealized loss on marketable securities as other comprehensive income (loss) and $183,866 gain from foreign exchange rate change in other income.

Valuation of derivative instruments

We developed a lattice model that values the derivative liability of the warrants based on a probability weighted discounted cash flow model. This model is based on future projections of the various potential outcomes. The features that were analyzed and incorporated into the model included the exercise feature and the full ratchet reset.

This model requires various highly judgmental assumptions including expected volatility and expected term. If any of the assumptions used in this model changes significantly, fair value of derivative instruments may differ materially in the future from that recorded in the current period.

Share-Based Compensation

We issue certain equity instruments, such as options, warrants to either employees or third parties other-than employees to obtain goods or services or in connection with equity financing.  We estimate the award’s fair value at the grant date as calculated by the Black-Scholes option pricing model and recognize as expense over the requisite service period. The Black-Scholes model requires various highly judgmental assumptions including expected volatility and expected term. If any of the assumptions used in the Black-Scholes model changes significantly, share-based compensation expense may differ materially in the future from that recorded in the current period.

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

Additional factors that could cause actual results, performance or achievements to differ materially from the forward-looking statements contained herein include, but are not limited to, those discussed in Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2010 or in the section headed “Risk Factors” in this Form 10-Q.  In light of these and other risks and uncertainties, the inclusion of forward-looking statements in this Form 10-Q should not be regarded as representations by us that our plans and objectives will be achieved.  We do not intend to update these forward-looking statements in connection with our ongoing disclosure obligations pursuant to the SEC disclosure rules or other requirements of the stock exchange upon which our securities are listed.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable for a smaller reporting company.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, to allow timely decisions regarding required disclosure.  Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2011.  Based on that evaluation, we have identified material weaknesses in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)).  These weaknesses involve insufficiently qualified accounting and other finance personnel with an appropriate level of U.S. GAAP knowledge and experience.  The general experience of our accounting and finance personnel and the experience of our Audit Committee Financial Expert are described in more detail below.  Solely as a result of these material weaknesses, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of March 31, 2011.

General Experience of Company Accounting and Finance Personnel

The people who are primarily responsible for preparing and supervising the preparation of the Company’s financial statements and evaluating the effectiveness of internal controls, all of whom are our employees, have responsibilities and qualifications as set forth below:

•
The CFO, who has served in this role since 2008, and is responsible for overseeing all of our accounting, financial reporting and internal control functions.  From 2005 through 2008, he served as the accounting manager of Armco & Metawise and Henan & Armco.  From 1996 to 2005, our CFO worked in the accounting department of Zhengzhou Forging Co., Ltd.  Our CFO obtained a bachelors degree in accounting from Zhengzhou University in 1996.

•
The Chief Accountant, who has served in this role since 2009, and obtained a bachelors degree in accounting from Henan Institute of Finance in 2005.  The Chief Accountant supervises the accounting, financial reporting and internal control functions.  Prior to joining our Company, the Chief Accountant spent eleven years as the financial manager of another PRC industrial company.

•
The Henan Armco Finance Manager is responsible for the accounting and internal control functions for Henan Armco.  This individual served as an accountant for Henan Armco from 2003 to 2010 prior to being named the Finance Manager, and studied accounting at Henan Taxation Advanced Vocational College from 1999 to 2001.  Prior to joining our Company, this individual was responsible for financial accounting and reporting at another Chinese industrial company from 2001 to 2003.

•
The Armet Finance Manager has been responsible for the accounting and internal control functions for our Armet subsidiary since 2007, and obtained an associates degree in accounting from Suzhou University in 1996.

The above-mentioned individuals supervise an additional seven accounting staff members who are responsible for recording our business and financial transactions in our accounting records and ensure that all disbursements are properly authorized, as well as performing other tasks normally associated with accounting and financial controls.

Experience of Audit Committee Financial Expert

As previously disclosed, William Thomson serves as our audit committee financial expert. Through Mr. Thomson’s experience as a chief financial officer, audit committee member in a number of public companies, auditor for Peat Marwick Mitchell & Co. and educational background, he has acquired an understanding of U.S. GAAP and internal control over financial reporting that we believe meets the standards of an “audit committee financial expert.”

Mr. Thomson received his Bachelor of Commerce from Dalhousie University in 1961 and received his Chartered Accountant designation from the Institute of Chartered Accountants of Nova Scotia in 1963.  He was a supervising auditor at Peat Marwick Mitchell & Co. from 1961 to 1966.  Mr. Thomson served as vice president of finance for Clairtone Sound Corp. Ltd. from 1968 to 1970.  He served as chief financial officer of Gage Educational Publishing Ltd. from 1971 to 1973, of Upper Lakes Shipping Ltd. from 1973 to 1981, and of Bendinat Inc. (Spain) from 1985 to 1988.

Mr. Thomson currently serves on the boards of directors of Score Media, Inc., Asia Bio-Chem Group Co. and Chile mining Technologies, Inc., in addition to our company.  He has served on a total of 13 boards of public companies, beginning in 1983.  Of these 13 companies, Mr. Thomson has served on the audit committee for six and was the audit committee chair of each of these six companies.  He is currently the audit committee chair of each of the four boards on which he serves.

Remediation Plan
As a result of management’s audit of our internal controls, we are considering the costs and benefits associated with remediating our control deficiencies.  We are devoting significant resources to remediate, improve and document our disclosure controls and procedures and internal controls and procedures, including our recent engagement of a CPA consultant who has U.S. GAAP knowledge to assist in the preparation of our U.S. GAAP financial statements.  We are currently considering the following remediation options, or some combination thereof: (i) hiring additional personnel with sufficient U.S. GAAP experience and (ii) implementing ongoing training in U.S. GAAP requirements for our CFO and accounting and other finance personnel.  Our Audit Committee and Board of Directors recently approved the hiring of a professional services firm that has expertise in accounting and U.S. GAAP matters with publicly-traded companies, although no such firm has been engaged at this time.

Changes in Internal Control
There were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Certain legal proceedings in which we are involved are discussed in Note 17 – “Commitments and Contingencies” to our notes to unaudited consolidated financial statements for the three-month period ended March 31, 2011, which is incorporated by reference.

Item 1A. Risk Factors

AS A COMPANY ACTIVE IN THE U.S. SECURITIES MARKET AND WITH OPERATIONS BASED IN CHINA, WE MAY BE SUBJECT TO HEIGHTENED SCRUITINY BY THE U.S. SECURITIES AND EXCHANGE COMMISSION RELATING TO OUR SECURITIES LAW COMPLIANCE, OUR FINANCIAL REPORTING AND/OR OUR COMPLIANCE WITH THE FCPA.

In recent months, the Securities and Exchange Commission has investigated several Chinese companies that have entered the U.S. securities market through reverse mergers into publicly traded U.S. companies for, among other things, accounting irregularities in financial reporting and compliance with the FCPA.  Given this heightened scrutiny of Chinese companies with a presence in the U.S. securities market that the Securities and Exchange Commission appears to have implemented, we may also be subject to such heightened scrutiny, including formal investigation by the U.S. Securities and Exchange Commission or other regulatory authority.  While we have not received any notice that we are under investigation for our U.S. securities law compliance, financial reporting or FCPA compliance, there can be no assurance that we will not be under such investigation in the future.  Any such investigation could divert substantial time and focus of our management team from operating our business, which could materially adversely affect our business, financial condition and results of operations.  If any investigation results were to result in a finding that we are not in compliance with the U.S. securities laws or the FCPA, or that our financial reporting lacks sufficient internal controls, our business, financial condition and results of operations would likely be materially adversely affected, and we may also be subject to significant penalties, which could include the delisting of our common stock from the NYSE Amex Stock Exchange.

Additional risk factors describing the major risks to our business can be found under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010.  Other than the risk factor included above, there has been no material change in our risk factors from those previously discussed in the Annual Report on Form 10-K.

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

China Armco Metals, Inc.

Date: May 16, 2011	By:	/s/ Kexuan Yao
Kexuan Yao
CEO and Chairman
(Principal executive officer)

Date: May 16, 2011	By:	/s/ Fengtao Wen
Fengtao Wen
Chief Financial Officer
(Principal financial and accounting officer)