Form 10-Q
period 2011-06-30
China Armco Metals, Inc.
filed 2011-08-15
CIK 1410711

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 15,232,173 shares of common stock are issued and outstanding as of August 11, 2011.

i

TABLE OF CONTENTS

Page No.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.	F-1

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	1

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	14

Item 4.	Controls and Procedures.	14

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.	16

Item 1A.	Risk Factors.	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	16

Item 3.	Defaults Upon Senior Securities.	16

Item 4.	(Removed and Reserved).

Item 5.	Other Information.	16

Item 6.	Exhibits.	17

INDEX OF CERTAIN DEFINED TERMS USED IN THIS REPORT

When used in this report the terms:

–	“China Armco Metals,” “we,” “us" or “our” refers to China Armco Metals, Inc., a Nevada corporation, and our subsidiaries,

–	“Armco” or “Armco & Metawise” refers to Armco Metals International Limited, a limited liability company established under the laws of Hong Kong.

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

ii

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements
China Armco Metals, Inc. and Subsidiaries
June 30, 2011 and 2010

CHINA ARMCO METALS, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$1,825,255	$3,097,917
Pledged deposits	12,114,281	12,643,671
Marketable securities	1,380,015	2,890,380
Bank acceptance notes receivable	154,715	-
Accounts receivable	337,302	19,115,019
Inventories	13,669,273	10,439,831
Advance on purchases	11,530,060	6,509,846
Prepaid corporate income taxes-Armet	459,950	-
Prepayments and other current assets	1,558,343	4,729,935

Total Current Assets	43,029,194	59,426,599

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	36,673,750	34,633,639
Accumulated depreciation	(2,099,639)	(761,515)

PROPERTY, PLANT AND EQUIPMENT, net	34,574,111	33,872,124

LAND USE RIGHT
Land use right	2,391,940	2,338,289
Accumulated amortization	(181,784)	(153,965)

LAND USE RIGHT, net	2,210,156	2,184,324

Total Assets	$79,813,461	$95,483,047

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Loans payable	$8,827,715	$24,765,820
Banker's acceptance notes payable	6,188,598	4,174,355
Current maturities of capital lease obligation	730,334	727,756
Current maturities of long-term debt	4,641,448	4,537,342
Accounts payable	2,114,391	3,435,528
Advances received from Chairman and CEO	726,634	799,394
Customer deposits	8,498,165	1,345,304
Corporate income tax payable-HK	134,381	1,091,038
Accrued expenses and other current liabilities	994,901	6,316,568

Total Current Liabilities	32,856,567	47,193,105

CAPITAL LEASE OBLIGATION, net of current maturities	1,202,205	1,540,915

LONG-TERM DEBT, net of current maturities	3,867,873	3,781,119

DERIVATIVE LIABILITY	10,023	138,143

Total Liabilities	37,936,668	52,653,282

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value, 74,000,000 shares authorized, 14,994,592 and 14,840,948 shares issued and outstanding, respectively	14,995	14,841
Additional paid-in capital	29,465,145	28,966,596
Retained earnings	11,975,986	12,711,039
Accumulated other comprehensive income (loss):
Change in unrealized loss on marketable securities	(2,109,512)	(506,278)
Foreign currency translation gain	2,530,179	1,643,567

Total Stockholders' Equity	41,876,793	42,829,765

Total Liabilities and Stockholders' Equity	$79,813,461	$95,483,047

See accompanying notes to the consolidated financial statements.

CHINA ARMCO METALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended June 30, 2011	For the Three Months Ended June 30, 2010
	(Unaudited)	(Unaudited)

NET REVENUES	$30,968,138	$16,999,602

COST OF GOODS SOLD	29,618,739	16,802,757

GROSS PROFIT	1,349,399	196,845

OPERATING EXPENSES:
Selling expenses	270,524	379,392
Professional fees	500,640	175,365
General and administrative expenses	872,967	455,757
Operating cost of Armet idle manufacturing facility	428,436	-

Total operating expenses	2,072,567	1,010,514

LOSS FROM OPERATIONS	(723,168)	(813,669)

OTHER (INCOME) EXPENSE:
Interest income	(25,050)	(5,631)
Interest expense	409,175	-
Foreign currency transaction gain	90,997	-
Gain from vendor price adjustment	-	-
Change in fair value of derivative liability	(76,897)	(427,881)
Loan guarantee expense	45,333	31,583
Other (income) expense	66,789	(149,647)

Total other (income) expense	510,347	(551,576)

LOSS BEFORE INCOME TAXES	(1,233,515)	(262,093)

INCOME TAXES	67,708	(14,461)

LOSS FROM OPERATIONS	(1,301,223)	(247,632)

NET LOSS	(1,301,223)	(247,632)

OTHER COMPREHENSIVE INCOME (LOSS):
Change in unrealized loss of marketable securities	(514,848)	-
Foreign currency translation gain (loss)	588,014	99,109

COMPREHENSIVE INCOME (LOSS)	$(1,228,057)	$(148,523)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:

Net loss per common share - basic and diluted	$(0.08)	$(0.02)

Weighted Average Common Shares Outstanding - basic and diluted	15,352,020	13,900,753

See accompanying notes to the consolidated financial statements.

CHINA ARMCO METALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Six Months Ended June 30, 2011	For the Six Months Ended June 30, 2010
	(Unaudited)	(Unaudited)

NET REVENUES	$80,652,790	$25,576,172

COST OF GOODS SOLD	76,134,622	24,820,408

GROSS PROFIT	4,518,168	755,764

OPERATING EXPENSES:
Selling expenses	542,048	722,097
Professional fees	628,805	339,922
General and administrative expenses	1,768,376	862,072
Operating cost of Armet idle manufacturing facility	899,786	-

Total operating expenses	3,839,015	1,924,091

LOSS FROM OPERATIONS	679,153	(1,168,327)

OTHER (INCOME) EXPENSE:
Interest income	(29,384)	(5,856)
Interest expense	963,428	85,115
Foreign currency transaction gain	(92,869)	-
Gain from vendor price adjustment	-	(963,259)
Change in fair value of derivative liability	(128,120)	(106,127)
Loan guarantee expense	134,999	31,583
Other (income) expense	323,281	(147,247)

Total other (income) expense	1,171,335	(1,105,791)

LOSS BEFORE INCOME TAXES	(492,182)	(62,536)

INCOME TAXES	242,871	131,872

LOSS FROM OPERATIONS	(735,053)	(194,408)

NET LOSS	(735,053)	(194,408)

OTHER COMPREHENSIVE INCOME (LOSS):
Change in unrealized loss of marketable securities	(2,109,512)	-
Foreign currency translation gain (loss)	886,612	103,048

COMPREHENSIVE INCOME (LOSS)	$(1,957,953)	$(91,360)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:

Net loss per common share - basic and diluted	$(0.05)	$(0.01)

Weighted Average Common Shares Outstanding - basic and diluted	15,336,338	13,900,753

See accompanying notes to the consolidated financial statements.

CHINA ARMCO METALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Year Ended December 31, 2010 and for the Interim Period Ended June 30, 2011
(Unaudited)

	Common Stock, $0.001 Par Value				Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Change in Unrealized Loss on Marketable Securities	Foreign Currency Translation Gain	Total Stockholders' Equity

Balance, December 31, 2009	10,310,699	$10,310	$1,880,466	$14,936,915	$-	$297,681	$17,125,372

Issuance of common stock upon exercise of warrants to purchase 1,324,346 common shares at $5.00 per share for the three-month period ending March 31, 2010	1,324,346	1,325	6,620,405				6,621,730

Issuance of 78,217 common shares upon cashless exercise of warrants to purchase 167,740 common shares at $5.00 per share for the three-month period ending March 31, 2010	78,217	78	(78)				-

Extinguishment of derivative liability associated with the exercise of warrants to purchase common stock for the three-month period ending March 31, 2010			1,875,106				1,875,106

Reclassification of derivative liability to additional paid-in capital associated with the waiver of anti-dilution provision of warrants to purchase 1,031,715 common shares			1,292,227				1,292,227

Issuance of common stock upon exercise of warrants to purchase 13,806 common shares at $5.00 per share for the three-month period ending June 30, 2010	13,806	14	69,016				69,030

Reclassification of derivative liability to additional paid-in capital associated with the exercise of warrants to purchase 13,806 common shares			21,229				21,229

Sale of common stock and warrant at $6.50 per unit on April 20, 2010	1,538,464	1,538	9,111,436				9,112,974

Issuance of common stock upon exercise of options to purchase 1,400,000 common shares at $5.00 per share for the three-month period ending June 30, 2010	1,400,000	1,400	6,998,600				7,000,000

Issuance of common stock to China Direct Industries, Inc. for consulting services	80,000	80	392,720				392,800

Issuance of common stock to Bespokefor consulting services	22,500	23	78,502				78,525

Loan guarantee services received and shares vested from common shares issued to Chaoyang Steel on June 11, 2010 for 5 year loan guarantee services expiring June 30, 2016	66,666	67	244,930				244,997

Issuance of restricted stock to Director pursuant to 2009 Stock Incentive Plan for future services valued at $3.28 per share granted on September 16, 2010	6,250	6	19,494				19,500

Issuance of restricted stock to Director pursuant to 2009 Stock Incentive Plan for future services valued at $3.28 per share granted on September 16, 2010			(19,500)				(19,500)

Amortization of deferred compensation			244,043				244,043

Issuance of stock options to an employee pursuant to 2009 Stock Incentive Plan for services on October 6, 2010			138,000				138,000

Comprehensive income (loss)
Net loss				(2,225,876)			(2,225,876)
Change in unrealized loss on marketable securities					(506,278)		(506,278)
Foreign currency translation gain						1,345,886	1,345,886

Total comprehensive income (loss)							(1,386,268)

Appropriation to statutory reserves							-
Appropriation to employee welfare funds							-
Dividends paid							-
Dividends declared							-

Balance, December 31, 2010	14,840,948	14,841	28,966,596	12,711,039	(506,278)	1,643,567	42,829,765

Loan guarantee services received and shares vested from common shares issued to Chaoyang Steel on June 11, 2010 for 5 year loan guarantee services expiring June 30, 2016	33,333	33	89,633				89,666

Issuance of common stock to an employee pursuant to 2009 Stock Incentive Plan for services valued at $3.38 per share granted on October 6, 2010	55,378	55	187,125				187,180

Issuance of common stock to HCI for consulting services for first quarter 2011	10,800	11	29,040				29,051

Issuance of common shares to an employee for future services	10,000	10	27,390				27,400

Issuance of common shares to an employee for future services		-	(27,400)				(27,400)

Amortization of deferred employee services			132,784				132,784

Loan guarantee services received and shares vested from common shares issued to Chaoyang Steel on June 11, 2010 for 5 year loan guarantee services expiring June 30, 2016	33,333	34	45,299				45,333

Issuance of common stock to HCI for consulting services for second quarter 2011	10,800	11	14,677				14,688

Comprehensive income (loss)
Net Loss				(735,053)			(735,053)
Change in unrealized loss on marketable securities					(1,603,234)		(1,603,234)
Foreign currency translation gain						886,612	886,612

Total comprehensive income (loss)							(1,451,675)

Balance, June 30, 2011	14,994,592	$14,995	$29,465,145	$11,975,986	$(2,109,512)	2,530,179	$41,876,793

See accompanying notes to the consolidated financial statements.

CHINA ARMCO METALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30, 2011	For the Six Months Ended June 30, 2010
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(735,053)	$(194,408)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation expense	1,322,537	60,757
Amortization expense	24,287	23,056
Change in fair value of derivative liability	(128,120)	(610,127)
Gain on foreign exchange rate change on investment	(92,869)	-
Stock based compensation	311,523	337,407
Changes in operating assets and liabilities:
Bank acceptance notes receivable	(154,715)	-
Accounts receivable	18,900,255	16,419,615
Inventories	(2,995,412)	(3,315,143)
Advance on purchases	(4,870,851)	(1,941,706)
Prepaid value added taxes	-	(1,342,876)
Prepayments and other current assets	2,809,624	2,715,506
Accounts payable	(1,386,949)	3,124,133
Customer deposits	7,121,994	(1,183,590)
Taxes payable	(956,651)	(1,537,208)
Accrued expenses and other current liabilities	(5,263,344)	(422,314)

NET CASH PROVIDED BY OPERATING ACTIVITIES	13,906,256	12,133,102

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from release of pledged deposits	27,057,004	3,146,131
Payment made towards pledged deposits	(26,247,324)	(3,945,268)
Purchase of marketable securities	-	(3,656,981)
Purchases of property and equipment	(1,263,008)	(10,641,249)

NET CASH USED IN INVESTING ACTIVITIES	(453,328)	(15,097,367)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	45,707,764	9,532,567
Repayment of loans payable	(61,873,516)	(26,574,054)
Banker's acceptance notes payable	1,918,465	-
Repayment of capital lease obligation	(388,186)	-
Proceeds from long-term debt	-	1,468,731
Repayment of long-term debt	-	(2,203,096)
Advances from (to) Chairman and CEO	(72,760)	339,829
Sales of common stock and warrants, net of offering costs
Proceeds from exercise of warrants	-	6,690,760
Proceeds from exercise of options	-	7,000,000

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(14,708,233)	5,367,710

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(17,356)	17,899

NET CHANGE IN CASH	(1,272,661)	2,421,344

Cash at beginning of period	3,097,917	743,810

Cash at end of period	$1,825,255	$3,165,154

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$963,428	$361,777
Income taxes paid	$1,205,932	$404,897

NON CASH FINANCING AND INVESTING ACTIVITIES:
Accrued employee compensation paid in common shares in lieu of cash	-	-

See accompanying notes to the consolidated financial statements.

China Armco Metals, Inc. and Subsidiaries
June 30, 2011 and 2010
Notes to the Consolidated Financial Statements
(Unaudited)

NOTE 1 – ORGANIZATION AND OPERATIONS

Cox Distributing was founded as an unincorporated business in January 1984 and was incorporated as Cox Distributing, Inc., a C corporation in the State of Nevada on April 6, 2007 at which time 9,100,000 shares of common stock were issued to the founder in exchange for the existing unincorporated business.  No value was given to the stock issued by the newly formed corporation.  Therefore, the shares were recorded to reflect the $.001 par value and paid in capital was recorded as a negative amount ($9,100).   On June 27, 2008, the Company amended its Articles of Incorporation, and changed its name to China Armco Metals, Inc. (“Armco Metals” or the “Company”) upon the acquisition of Armco Metals International Limited (formerly “Armco HK (H.K) Limited” or “Armco HK”) and Subsidiaries.  The Company engages in, through its wholly owned subsidiaries in China, and Armco HK, import, export and distribution of ferrous and non-ferrous ores and metals, and processing and distribution of scrap steel.

Merger of Armco Metal International Limited and Subsidiaries (“Armco HK”)

On June 27, 2008, the Company entered into a share purchase agreement (the “Share Purchase Agreement”) and consummated a share purchase (the “Share Purchase”) with Armco HK and Feng Gao, who owned 100% of the issued and outstanding shares of Armco HK.  In connection with the acquisition, the Company purchased from the Armco HK Shareholder 100% of the issued and outstanding shares of Armco HK’s capital stock for $6,890,000 by delivery of the Company’s purchase money promissory note.  In addition, the Company issued to Ms. Gao a stock option entitling Ms. Gao to purchase a total of 5,300,000 shares of the Company’s common stock, par value $.001 per share (the “Common Stock”) at $1.30 per share expiring on September 30, 2008 and 2,000,000 shares at $5.00 per share expiring on September 30, 2010 (the “Gao Option”).  On August 12, 2008, Ms. Gao exercised her option to purchase and the Company issued 5,300,000 shares of its common stock in exchange for the $6,890,000 note owed to Ms. Gao.  The shares issued represented approximately 69.7% of the issued and outstanding common stock immediately after the consummation of the Share Purchase and exercise of the option to purchase 5,300,000 shares of the Company’s common stock at $1.30 per share.  As a result of the ownership interests of the former shareholders of Armco HK, for financial statement reporting purposes, the merger between the Company and Armco HK has been treated as a reverse acquisition with Armco HK deemed the accounting acquirer and the Company deemed the accounting acquiree under the purchase method of accounting in accordance with section 805-10-55 of the FASB Accounting Standards Codification. The reverse merger is deemed a capital transaction and the net assets of Armco HK (the accounting acquirer) are carried forward to the Company (the legal acquirer and the reporting entity) at their carrying value before the combination.  The acquisition process utilizes the capital structure of the Company and the assets and liabilities of Armco HK which are recorded at historical cost.  The equity of the Company is the historical equity of Armco HK retroactively restated to reflect the number of shares issued by the Company in the transaction.

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

Merger of Henan with Armet, Companies under Common Control

On December 28, 2007, Armco HK entered into a Share Transfer Agreement with Armet, whereby Amrco HK transferred to Armet all of its equity interest in Henan, a company under common control of Armco HK.  The acquisition of Henan has been recorded on the purchase method of accounting at historical amounts as Armet and Henan were under common control since June 2002.  The consolidated financial statements have been presented as if the acquisition of Henan had occurred as of the first date of the first period presented.

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

Basis of presentation - unaudited interim financial information

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

Principles of consolidation

The consolidated financial statements include all accounts of Armco Metals, Armco HK, Armet, Henan Armco and Lianyungang Armco as of June 30, 2011 and 2010 and for the interim periods then ended; all accounts of Armco Shanghai as of June 30, 2011 and 2010, for the interim period ended June 30, 2011 and for the period from June 16, 2010 (inception) through June 30, 2010.  All inter-company balances and transactions have been eliminated.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.   These reclassifications had no effect on reported losses.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.  Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

The Company’s significant estimates include allowance for doubtful accounts; foreign currency; the fair value of financial instruments; normal production capacity, inventory valuation and obsolescence; the carrying value and recoverability of long-lived assets, including the values assigned to and estimated useful lives of property, plant and equipment, and land use rights; revenue recognized or recognizable; sales returns and allowances; valued added tax and income tax provision.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management regularly reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

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

The Company’s loans payable, banker’s acceptance notes payable, capital lease obligation, and long-term debt approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2011 and 2010.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

It is not however, practical to determine the fair value of advances from stockholders due to their related party nature.

Fair value of financial assets and liabilities measured on a recurring basis

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheets:

		Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total

Marketable securities, available for sale	$1,380,015	$1,380,015	$-	$-	$1,380,015

Derivative warrant liabilities	$10,023	$-	$-	$10,023	$10,023

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the interim period ended June 30, 2011:

	Fair Value Measurement Using Level 3 Inputs
	Derivative warrants	Total

Balance, December 31, 2010	$138,143	$138,143
Total gains or losses (realized/unrealized)
included in net loss	(128,120)	(128,120)
Included in other comprehensive income	-	-
Purchases, issuances and settlements	-	-
Transfers in and/or out of Level 3	-	-
Balance, June 30, 2011	$10,023	$10,023

The Company has no other assets or liabilities measured at fair value on a recurring basis or a non-recurring basis; consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at June 30, 2011 or December 31, 2010; no gains or losses are reported in the consolidated statement of income and comprehensive income (loss) that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended June 30, 2011 or 2010.

Fair value of non-financial assets or liabilities measured on a recurring basis

The Company identifies potentially excess and slow-moving inventories by evaluating turn rates, inventory levels and other factors.  Excess quantities are identified through evaluation of inventory aging, review of inventory turns and historical sales experiences. The Company provides lower of cost or market reserves for such identified excess and slow-moving inventories. The Company establishes a reserve for inventory shrinkage, if any, based on the historical results of physical inventory cycle counts.

Carrying value, recoverability and impairment of long-lived assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, which include property, plant and equipment and land use rights are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes.  The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

The key assumptions used in management’s estimates of projected cash flow deal largely with forecasts of sales levels, gross margins, and operating costs of the manufacturing facilities.  These forecasts are typically based on historical trends and take into account recent developments as well as management’s plans and intentions.  Any difficulty in manufacturing or sourcing raw materials on a cost effective basis would significantly impact the projected future cash flows of the Company’s manufacturing facilities and potentially lead to an impairment charge for long-lived assets.  Other factors, such as increased competition or a decrease in the desirability of the Company’s products, could lead to lower projected sales levels, which would adversely impact cash flows.  A significant change in cash flows in the future could result in an impairment of long lived assets.

The impairment charges, if any, is included in operating expenses in the accompanying consolidated statements of income and comprehensive income (loss).

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

Accounts receivable

Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts.  The Company follows paragraph 310-10-50-9 of the FASB Accounting Standards Codification to estimate the allowance for doubtful accounts.  The Company performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information; and determines the allowance for doubtful accounts based on historical write-off experience, customer specific facts and economic conditions.

Outstanding account balances are reviewed individually for collectability.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Bad debt expense is included in general and administrative expenses, if any.  Pursuant to paragraph 310-10-50-2 of the FASB Accounting Standards Codification account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  The Company has adopted paragraph 310-10-50-6 of the FASB Accounting Standards Codification and determine when receivables are past due or delinquent based on how recently payments have been received.

The Company does not have any off-balance-sheet credit exposure to its customers.

Advance on purchases

Advance on purchases primarily represent amounts paid to vendors for future delivery of products ranging from three (3) months to nine (9) months, all of which were fully or partially refundable depending upon the terms and conditions of the purchase agreements.

Inventories

The Company values inventories, consisting of raw materials, packaging material and finished goods, at the lower of cost or market.  Cost is determined on the first-in and first-out (“FIFO”) method for raw materials and packaging materials and the weighted average cost method for finished goods. Cost of finished goods comprises direct labor, direct materials, direct production cost and an allocated portion of production overhead. The Company reduces inventories for the diminution of value, resulting from product obsolescence, damage or other issues affecting marketability, equal to the difference between the cost of the inventory and its estimated market value.  Factors utilized in the determination of estimated market value include (i) current sales data and historical return rates, (ii) estimates of future demand, (iii) competitive pricing pressures, (iv) new product introductions, (v) product expiration dates, and (vi) component and packaging obsolescence.

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

The Company evaluates its current level of inventories considering historical sales and other factors and, based on this evaluation, classify inventory markdowns in the income statement as a component of cost of goods sold pursuant to Paragraph 420-10-S99 of the FASB Accounting Standards Codification to adjust inventories to net realizable value. These markdowns are estimates, which could vary significantly from actual requirements if future economic conditions, customer demand or competition differ from expectations. Other significant estimates include the allocation of variable and fixed production overheads. While variable production overheads are allocated to each unit of production on the basis of actual use of production facilities, the allocation of fixed production overhead to the costs of conversion is based on the normal capacity of the Company’s production facilities, and recognizes abnormal idle facility expenses as current period charges. Certain costs, including categories of indirect materials, indirect labor and other indirect manufacturing costs which are included in the overhead pools are estimated. The management of the Company determines its normal capacity based upon the amount of operating hours of the manufacturing machinery and equipment in a reporting period.

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

The Company valued the fair value of the remaining derivative warrant liability at $10,023 at June 30, 2011 and recognized a gain of $128,120 on change in the fair value of the derivative warrants to purchase 186,306 shares of Company common stock for the six months then ended.

Related parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the related parties include a. affiliates of the Company; b.  entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c.  trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d.  principal owners of the Company; e.  management of the Company; f.  other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g.  other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include:  a. the nature of the relationship(s) involved ; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitment and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.  The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements.  If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.  Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

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

●
The Company uses historical data to estimate employee termination behavior.  The expected life of options granted is derived from paragraph 718-10-S99-1 of the FASB Accounting Standards Codification and represents the period of time the options are expected to be outstanding.

●	The expected volatility is based on a combination of the historical volatility of the comparable companies’ stock over the contractual life of the options.

●	The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option.

●	The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the contractual life of the option.

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

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying consolidated balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its consolidated balance sheets and provides valuation allowances as management deems necessary.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Foreign currency translation

The Company follows Section 830-10-45 of the FASB Accounting Standards Codification (“Section 830-10-45”) for foreign currency translation to translate the financial statements of the foreign subsidiary from the functional currency, generally the local currency, into U.S. Dollars.  Section 830-10-45 sets out the guidance relating to how a reporting entity determines the functional currency of a foreign entity (including of a foreign entity in a highly inflationary economy), re-measures the books of record (if necessary), and characterizes transaction gains and losses. Pursuant to Section 830-10-45, The assets, liabilities, and operations of a foreign entity shall be measured using the functional currency of that entity. An entity’s functional currency is the currency of the primary economic environment in which the entity operates; normally, that is the currency of the environment, or local currency, in which an entity primarily generates and expends cash.

The functional currency of each foreign subsidiary is determined based on management’s judgment and involves consideration of all relevant economic facts and circumstances affecting the subsidiary. Generally, the currency in which the subsidiary transacts a majority of its transactions, including billings, financing, payroll and other expenditures, would be considered the functional currency, but any dependency upon the parent and the nature of the subsidiary’s operations must also be considered.  If a subsidiary’s functional currency is deemed to be the local currency, then any gain or loss associated with the translation of that subsidiary’s financial statements is included in accumulated other comprehensive income. However, if the functional currency is deemed to be the U.S. Dollar, then any gain or loss associated with the re-measurement of these financial statements from the local currency to the functional currency would be included in the consolidated statements of income and comprehensive income (loss). If the Company disposes of foreign subsidiaries, then any cumulative translation gains or losses would be recorded into the consolidated statements of income and comprehensive income (loss).  If the Company determines that there has been a change in the functional currency of a subsidiary to the U.S. Dollar, any translation gains or losses arising after the date of change would be included within the statement of income and comprehensive income (loss).

Based on an assessment of the factors discussed above, the management of the Company determined the relevant subsidiary’s local currency to be the functional currency for its foreign subsidiary.

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

Unless otherwise noted, the rate presented below per U.S. $1.00 was the midpoint of the interbank rate as quoted by OANDA Corporation (www.oanda.com) contained in its consolidated financial statements.  Management believes that the difference between RMB vs. U.S. dollar exchange rate quoted by the PBOC and RMB vs. U.S. dollar exchange rate reported by OANDA Corporation were immaterial.  Translations do not imply that the RMB amounts actually represent, or have been or could be converted into, equivalent amounts in U.S. dollars.  Translation of amounts from RMB into U.S. dollars has been made at the following exchange rates for the respective periods:

	June 30, 2011	December 31, 2010	June 30, 2010	December 31, 2009

Balance sheet	6.4635	6.6118	6.8086	6.8372

Statement of income and comprehensive income (loss)	6.5399	6.7788	6.8347	6.8409

Net gains and losses resulting from foreign exchange transactions, if any, are included in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

The foreign currency translation gain (loss) was $886,612 and $103,048 and the effect of exchange rate changes on cash flows were ($17,356) and $17,899 for the interim period ended June 30, 2011 and 2010, respectively.

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

The following table shows the potentially outstanding dilutive common shares excluded from the diluted net income (loss) per common share calculation for the interim period ended June 30, 2011 and 2010 as they were anti-dilutive:

	Number of potentially outstanding dilutive common shares

	For the Interim Period Ended June 30, 2011	For the Interim Period Ended June 30, 2010

Warrants issued on August 1, 2008 in connection with the Company’s August 1, 2008 equity financing inclusive of non-derivative warrants to purchase 1,031,715 shares and derivative warrants to purchase 186,306 shares at $5.00 per share expiring five (5) years from date of issuance	1,218,021	1,218,021

Warrants issued on April 20, 2010 in connection with the Company’s April 20, 2010 equity financing inclusive of warrants to purchase 1,538,464 shares to the investors and warrants to purchase 76,923 shares to the placement agent at $7.50 per share expiring five (5) years from date of issuance	1,615,387	1,615,387

Options issued on October 5, 2010 to an employee to purchase 40,000 common shares exercisable at $5.00 per share expiring five (5) years from the date of issuance	40,000	-

Total potentially outstanding dilutive common shares	2,873,408	2,843,408

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

This Update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows:

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

NOTE 3 – PLEDGED DEPOSITS

Pledged deposits consist of amounts held in financial institutions for (i) outstanding letters of credit and (ii) open banker’s acceptance notes payable maturing between three (3) to nine (9) months from the date of issuance.  Pledged deposits at June 30, 2011 and December 31, 2010 consisted of the following:

	June 30, 2011	December 31, 2010
Armco HK
Letters of credit (i)	$1,048,402	$427,553
Armet
Bank acceptance notes payable (ii)	3,867,873	1,906,684

Deposit for release of collateralized finished goods for shipment (iii)	4,771,409	7,135,727
Henan Armco
Letters of credit (iv)	2,426,597	3,174,70769

	$12,114,281	$12,643,671

(i)
$824,578 has been released to ArmcoHK and the remaining balance of $223,824 is to be released to the Company as part of the payment toward outstanding letters of credit when those letters of credit mature, ranging from August 19, 2011 through September 28, 2011.

(ii)
$2,320,724 is to be released to the Company when the related banker’s acceptance note payable matures on September 17, 2011, $1,547,179 is to be released to the Company when the related banker’s acceptance note payable matures on November 3, 2011.

(iii)
$632,784 is to be released to the Company for release of collateralized finished goods for shipment and future payment of loan; $773,575 is to be released to the Company for release of collateralized finished goods for shipment and payment of loan on August 15, 2011; $1,547,149 is to be released to the Company for release of collateralized finished goods for shipment and payment of loan on September 15, 2011; $1,817,901 is to be released to the Company for release of collateralized finished goods for shipment and payment of loan on September 30, 2011

(iv)
$635,603 was released to the Company as part of the payment toward fulfilled letters of credit and the remaining balance of $1,790,995 is to be released to the Company as part of the payment toward outstanding letters of credit when those letters of credit mature, ranging from May 10, 2011 through October 10, 2011.

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

Apollo Minerals also issued to the Company, five (5) year options to purchase an additional 5 million shares of common stock at $0.25 (approximately $0.20) per share, half of which will vest on the first anniversary of the initial issuance with the balance vesting on the second anniversary of the initial issuance.  The options may only be exercised in order for the Company to maintain its 19.9% stake should Apollo Minerals issue additional common shares in the future.

The Company values marketable securities using Australia quoted market prices on Apollo Mineral stock. At June 30, 2011, the estimated fair value of investment in Apollo Minerals was $2 million less than its original costs.  The Company intends to hold these shares and the management of the Company concluded the decline in the fair value was temporary and recorded the unrealized loss of marketable securities of $2,109,512 to other comprehensive income (loss) on the accompanying consolidated balance sheet at June 30, 2011 and a gain from foreign exchange rate change of $92,869 in other income for the interim period then ended.

NOTE 5 – ACCOUNTS RECEIVABLE

Accounts receivable at June 30, 2011 and December 31, 2010 consisted of the following:

	June 30, 2011	December 31, 2010

Accounts receivable	$337,302	$19,115,019

Allowance for doubtful accounts	(-)	(-)

	$337,302	$19,115,019

NOTE 6 – INVENTORIES

Inventories at June 30, 2011 and December 31, 2010 consisted of the following:

	June 30, 2011		December 31, 2010

Raw materials	$4,784,903	*	$1,925,159	*

Finished goods	8,884,370	*	4,719,339	*

Purchased merchandise for resale	-		3,795,333

	$13,669,273		$10,439,831

* Armet’s raw materials and finished goods are collateralized for loans from the Bank of Communications Lianyungang Branch.

Raw materials consisted of scrap metals to be processed and finished goods are comprised of all of the processed scrap metal at Armet.  Due to the short duration time for the processing of its scrap metal, there was no material work-in-process inventory at June 30, 2011 or December 31, 2010. Armet’s raw materials at June 30, 2011 represented approximately one month production usage.

Purchased merchandise for sale is comprised of all of the metal ores to be resold through the distribution business at Armco HK and Henan, all of which were sold and delivered to the customers. There was no balance of purchased merchandise for sale as of June 30, 2011.

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, stated at cost, less accumulated depreciation at June 30, 2011 and December 31, 2010 consisted of the following:

	Estimated Useful Life (Years)	June 30, 2011	December 31, 2010

Buildings and leasehold improvements (i)	20	$21,979,895	$21,426,672
Construction in progress		-	32,682
Machinery and equipment	7	13,299,762	11,954,005
Vehicles	5	1,146,937	1,034,961
Office equipment	5-8	247,156	185,319

		36,673,750	34,633,339

Less accumulated depreciation (ii)		(2,099,639)	(761,515)

		$34,574,111	$33,872,124

(i)   Capitalized interest

For the interim periods ended June 30, 2011 and 2010, the Company capitalized $0 and $257,020 of interest to fixed assets, respectively.

(ii)           Depreciation and amortization expense

Depreciation and amortization expense for the interim periods ended June 30, 2011 and 2010 was $1,322,537, and $ 60,757 respectively.

NOTE 8 – LAND USE RIGHT

Land use right, stated at cost, less accumulated amortization at June 30, 2011 and December 31, 2010, consisted of the following:

	June 30, 2011	December 31, 2010

Land use right	$2,391,940	$2,338,289

Accumulated amortization	(181,784)	(153,965)

	$2,210,156	$2,184,324

Amortization expense

Amortization expense for the interim periods ended June 30, 2011 and 2010 was $24,287 and $23,056 respectively.

NOTE 9 – LOANS PAYABLE

Loans payable at June 30, 2011 and December 31, 2010 consisted of the following:

	June 30, 2011	December 31, 2010
Armco HK

Loan payable to RZB Austria Finance (Hong Kong) Limited, collateralized by certain of the Company’s inventory, guaranteed by the Company’s Chairman and Chief Executive Officer, with interest at the bank’s cost of funds plus 200 basis points, per annum, payable monthly, with principal due and paid on January 26, 2011.	-	2,145,246

Loan payable to ING Bank, Hong Kong Branch, in the form of letters of credits, secured by (i) pledged deposits equal to 5% of the letters of credits, (ii) guarantee from China Armco Metals, Inc., (iii) guarantee by the Company’s Chairman and Chief Executive Officer, and (iv) assignment of specific receivables, with interest at the bank’s cost of funds plus 250 basis points, per annum, payable monthly with principal due and paid on January 3, 2011.	-	11,198,830

Unsecured loan payable to Fremery Holdings, Ltd., with interest at 15% per annum, with principal and interest due March 26, 2011 and paid in full by March 23, 2011.	-	1,500,000

Armet

Loan payable to Bank of Communications, Lianyungang Branch, under trade credit facilities, collateralized by Armet inventories and guaranteed by the Company’s Chairman and Chief Executive Officer, with interest at 110% of the bank’s benchmark rate, per annum (5.3631%), payable monthly, with principal due through August 15, 2011.	5,105,593	9,074,685

Loan payable to Bank of China, Lianyungang Branch, under trade credit facilities, guaranteed by the Company’s Chairman and Chief Executive Officer, with interest at 5.838%, per annum, payable monthly, with principal due October 28, 2011.	773,575	756,224

Henan Armco

Loan payable to Guangdong Development Bank Zhengzhou Branch, with interest at 4.5%, per annum, payable monthly, with principal due and paid March 21, 2011	-	90,835

Loan payable to Guangdong Development Bank Zhengzhou Branch, with interest at 5.8%, per annum, payable monthly, with principal due and paid July 27, 2011	1,799,373	-

Loan payable to Minsheng Bank, Zhengzhou Branch,, with interest at 3.92% per annum, with principal and interest due and paid July 26, 2011	1,149,174	-

	$8,827,715	$24,765,820

NOTE 10 – BANKER’S ACCEPTANCE NOTES PAYABLE

Banker’s acceptance notes payable at June 30, 2011 and December 31, 2010, consisted of the following:

	June 30, 2011	December 31, 2010

Armet

Banker’s acceptance notes payable maturing and payable from September 17, 2011 through November 3, 2011	$6,188,598	$4,174,355
	$6,188,598	$4,174,355

NOTE 11 – RELATED PARTY TRANSACTIONS

Advances from stockholder

Advances from stockholder at June 30, 2011 and December 31, 2010 consisted of the following:

	June 30, 2011	December 31, 2010

Advances from chairman, chief executive officer and stockholder	$726,634	$799,394

	$726,634	$799,394

The advances bear no interest and are due on demand.

Operating lease from Chairman, CEO and Stockholder

On January 1, 2006, Henan entered into a non-cancellable operating lease for its 176.37 square meter commercial office space in the City of Zhengzhou, Henan Province, PRC from the Chairman, Chief Executive Officer and significant stockholder of the Company for RMB10,000 per month, which expired on December 31, 2008 and has been extended through December 31, 2011.  Total lease payments for the interim periods ended June 30, 2011 and 2010 amounted to RMB60,000 (equivalent to $9,174 and $8,779).  Future minimum lease payments required under the non-cancelable operating lease are RMB60,000 per year (equivalent to $9,283) for 2011.

NOTE 12 – CAPITAL LEASE OBLIGATION

Capital lease obligation at June 30, 2011 and December 31, 2010 consisted of the following:

	June 30, 2011	December 31, 2010
Armet

Capital lease obligation to a financing company for a term of three (3) years, collateralized by all of Armet’s machinery and equipment, with interest at 11.8% per annum, with principal and interest due and payable in monthly installment of RMB497,897 (approximately $75,304) on the 23rd of each month.	$1,932,539	$2,268,671

Less current maturities	(730,334)	(727,756)

CAPITAL LEASE OBLIGATION, net of current maturities	$1,202,205	$1,540,915

The future minimum payments under this capital lease obligation at June 30, 2011 were as follows:

Year ending December 31:

2011 (remainder of the year)	$464,953

2012	929,476

2013	852,020

Total capital lease obligation payments	2,246,449

Less amounts representing interest	(313,910)

Present value of total future capital lease obligation payments	1,932,539

Less current maturities of capital lease obligation	(730,334)

Capital lease obligation, net of current maturities	$1,202,205

NOTE 13 – LONG-TERM DEBT

Long-term debt at June 30, 2011 and December 31, 2010 consisted of the following:

	June 30, 2011	December 31, 2010
Armet

Long-term debt due to Bank of China, Lianyungang Branch, collateralized by all of Armet’s building and land use right, with interest at 5.40% per annum payable monthly, with principal of RMB30,000,000 ($4,641,443), and RMB25,000,000 ($3,867,873) due August 25, 2011 and August 25, 2012, respectively.	$8,509,321	$8,318,461

Less current maturities	(4,641,448)	(4,537,342)

LONG-TERM DEBT, net of current maturities	$3,867,873	$3,781,119

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

Warrants outstanding

As of June 30, 2011 warrants to purchase 1,218,021 shares of Company common stock remain outstanding.

The table below summarizes the Company’s derivative warrant activity through June 30, 2011:

	2008 Warrant Activities				APIC	(Gain) Loss
	Derivative Shares	Non-derivative Shares	Total Warrant Shares	Fair Value of Derivative Warrants	Reclassification of Derivative Liability	Change in Fair Value of Derivative Liability

Derivative warrant at 12/31/2009	2,728,913	-	2,728,913	$(3,417,974)	$-	$166,025

Exercise of warrants	(5,000)	-	(5,000)	6,263	(6,263)	-

Exercise of warrants	(1,324,346)	-	(1,324,346)	1,658,748	(1,658,748)	-

Exercise of warrants – Cashless	(167,740)	-	(167,740)	210,095	(210,095)	-

Total warrant exercised	(1,497,086)	-	(1,497,086)	1,875,106	(1,875,106)	-

Extinguishment of warrant liability resulting from waiver of anti-dilution	(1,031,715)	1,031,715	-	1,292,227	(1,292,227)	-

Derivative warrants remaining	200,112	-	-	(250,641)	-	-

Mark to market	-	-		(321,752)	-	321,752

Derivative warrant at March 31, 2010	200,112	1,031,715	1,231,827	(572,393)	-	321,752

Exercise of warrants in April 20, 2010	(13,806)	-	(13,806)	21,229	(21,229)	-

Derivative warrants remaining	186,306	-	186,306	(551,164)	-	-

Mark to market	-	-		427,875	-	(427,875)

Derivative warrant at June 30, 2010	186,306	1,031,715	1,218,021	(123,289)	-	(106,123)

Mark to market	-	-		(13,211)	-	13,211

Derivative warrant at September 30, 2010	186,306	1,031,715	1,218,021	(136,500)	-	(92,912)

Mark to market	-	-		(1643)	-	1643

Derivative warrant at December 31, 2010	186,306	1,031,715	1,218,021	(138,143)	-	(91,269)

Mark to market	-	-		51,223	-	(51,223)

Derivative warrant at March 31, 2011	186,306	1,031,715	1,218,021	(86,920)	-	(51,223)

Mark to market				76,897		(76,897)

Derivative warrant at June 30, 2011	186,306	1,031,715	1,218,021	(10,023)		(128,120)

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

Warrants outstanding

As of June 30, 2011 warrants to purchase 1,615,387 shares of its common stock remain outstanding.

(iii) Warrant activities

The table below summarizes the Company’s derivative warrant activities through June 30, 2011:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, December 31, 2009	2,723,913	$5.00	$5.00	$-	$-

Granted	1,615,387	7.50	-	2,483,938	-
Canceled for cashless exercise	(89,523)	- -	-	-	-

Exercised (Cashless)	(78,217)	-	-	-	-
Exercised	(1,338,152)	5.00	5.00	-	-
Expired	-	-	-	-	-
Balance, December 31, 2010	2,833,408	$6.43	$4.14	$-	$-

Granted	-	-	-	-	-
Canceled for cashless exercise	(-)	- -	-	-	-

Exercised (Cashless)	(-)	-	-	-	-
Exercised	(-)	-	-	-	-
Expired	-	-	-	-	-
Balance, June 30, 2011	2,833,408	$6.43	$4.14	$-	$-

Earned and exercisable, June 30, 2011	2,833,408	$6.43	$4.14	$-	$-

Unvested, June 30, 2011	-	$-	$-	$-	$-

The following table summarizes information concerning outstanding and exercisable warrants as of June 30, 2011:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$5.00	1,218,021	2.34	$5.00	1,218,021	2.34	$5.00

$7.50	1,615,387	4.06	$7.50	1,615,387	4.06	$7.50

$5.00 - $7.50	2,833,408	3.32	$6.43	2,833,408	3.32	$6.43

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

33,333 common shares each earned for quarter ended March 31, 2011 and June 30, 2011 were valued at $2.61 and $1.36 per share, or $86,996 and $45,333 in aggregate, which was recorded as loan guarantee expense and included in the consolidated statements of operations and comprehensive income (loss) for the relevant periods.

On November 19, 2010, the Company entered into an investor relations consulting agreement with HCI International Inc. expiring December 31, 2011.  Either party may terminate the agreement any time during the term of the contract.  Pursuant to the agreement the Company is required to pay the investor relation firm 3,600 shares of the Company’s restricted stock per month payable at the first of each month for the 12 month service period, or 43,200 shares in aggregate for 2011 investor relations services.  10,800 shares per quarter were valued at $1.36 per share, or $14,688 in aggregate and $2.69 per share, or $29,051 in aggregate and recorded as investor relations expense for the quarterly period ended March 31, 2011 and June 30, 2011, respectively.

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

Stock incentive plan

On October 26, 2009, the Board of Directors of the Company adopted the 2009 Stock Incentive Plan, whereby the Board of Directors authorized 1,200,000 shares of the Company’s common stock to be reserved for issuance (the “2009 Stock Incentive Plan”). The purpose of the 2009 Stock Incentive Plan is to advance the interests of the Company’s company by providing an incentive to attract, retain and motivate highly qualified and competent persons who are important to us and upon whose efforts and judgment the success of the company is largely dependent. Grants to be made under the Plan will be limited to the Company’s employees, including employees of the Company’s subsidiaries, the Company’s directors and consultants to the Company. The recipient of any grant under the Plan, and the amount and terms of a specific grant, will be determined by the board of directors.  Should any option granted or stock awarded under the Plan expire or become un-exercisable for any reason without having been exercised in full or fail to vest, the shares subject to the portion of the option not so exercised or lapsed will become available for subsequent stock or option grants.

On May 19, 2011, the Company’s Board of Directors adopted and approved the Amended and Restated 2009 Stock Incentive Plan, subject to stockholder approval at the Annual Meeting.  At the 2011 Annual Meeting of Stockholders (the “Annual Meeting”) of the Company held on July 9, 2011, the Company’s stockholders approved an amendment and restatement of the Company’s 2009 Stock Incentive Plan (the “Amended and Restated 2009 Stock Incentive Plan”).  The primary purpose for the Amended and Restated 2009 Stock Incentive Plan was to increase the number of shares of the Company’s common stock available for issuance thereunder by 1,000,000 shares to 2.200,000 shares of the Company’s common stock.

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

Expected option life (year)	5.00

Expected volatility	187%

Risk-free interest rate	1.21%

Dividend yield	0.00%

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

On March 29, 2011, the Company awarded 10,000 shares of the Company’s common stock to an employee for his 2011 employment service vesting on July 1, 2011. These shares were valued at $2.74 per share or $27,400 on the date of grant and are being amortized over the service period of one year in 2011. $6,850 was recorded as stock based compensation expense for the six months ended June 30, 2011.

The table below summarizes the Company’s Amended and Restated 2009 Stock Incentive Plan activities as of June 30, 2011:

	Number of Shares or Options	Fair Value at Date of Grant

Balance, December 31, 2009	206,250	$676,500

Granted – shares	6,250	19,500
Canceled – shares	-	-
Granted – options	40,000	138,000
Canceled – options	-	-
Balance, December 31, 2010	252,500	834,000

Granted – shares	65,378	214,580
Canceled – shares	-	-
Granted – options	-	-
Canceled – options	-	-
Balance, June 30, 2011	317,878	$1,048,580

Vested, June 30, 2011	211,319	605,365

Unvested, June 30, 2011	106,559	$403,215

As of June 30, 2011, there were 1,882,122 shares of common stock remaining available for issuance under the Amended and Restated 2009 Stock Inceptive Plan.

NOTE 16 – OPERATING COST OF IDLE MANUFACTURING FACILITY

Armet’s manufacturing facility is idle from time to time depending upon market conditions.  Total operating costs of the idle manufacturing facility, including salary and wages, payroll tax and benefits, materials, depreciation and other operating costs of maintaining the manufacturing facility, were $899,786 for the interim period ended June 30, 2011.  There were no operating costs of the idle manufacturing facility for the interim period ended June 30, 2010 as Armet did not complete the construction of its manufacturing facility and commence operations until the end of September 2010.

NOTE 17 – COMMITMENTS AND CONTINGENCIES

Uncommitted trade credit facilities

The Company entered into uncommitted trade credit facilities with certain financial institutions.  Substantially all of the uncommitted trade credit facilities were guaranteed by Mr. Yao, the Company’s chairman, Chief Executive Officer and principal stockholder.  The uncommitted trade credit facilities at June 30, 2011 were as follows:

	Date of Expiration	Total Facilities	Facilities Used	Facilities Available
Armco HK

DBS (Hong Kong) Limited (i)	August 26, 2011	$20,000,000	$0.00	$20,000,000

ING Bank, N.V. Hong Kong Branch (ii)	August 12, 2011	20,000,000	26,740,000	-

RZB (Beijing) Branch (iii)	October 31, 2011	15,000,000	765,000	14,235,000

Henan Armco

Guangdong Development Bank Zhengzhou Branch (iv)	June 17, 2012	10,830,046	2,936,768	7,893,278

China CITIC Bank Zhengzhou Branch (v)	March 15, 2012	7,735,747	0.00	7,735,747

China Minsheng Bank Zhengzhou Branch (vi)	October 13, 2011	3,094,299	2,128,364	965,935

Armet

Bank of China Lianyungang Branch (vii)	September 3, 2012	10,830,046	8,509,322	2,320,724

Bank of China Lianyungang Branch (viii)	October 29, 2011	3,094,299	773,575	2,320,724

Bank of Communications Lianyungang Branch (ix)	June 30, 2013	11,139,476	5,105,593	6,033,883

		$101,723,913	$51,710,602	$61,505,291

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

(iv) On June 18, 2011, Henan Armco obtained a RMB 70,000,000 (approximately $10,800,000) line of credit from Guangdong Development Bank Zhengzhou Branch for issuance of letters of credit to finance the purchase of metal ore.  The Company pays interest at 120% of the applicable base rate for lending published by the People’s Bank of China (“PBC”) at the time the loan is made on issued letters of credit.  The facility is secured by the guarantee provided by Mr. Kexuan Yao and Armet jointly and the pledge of movable assets provided by the borrower. Amounts advanced under this line of credit are repaid from the proceeds of the sale of metal ore. The term of the facility is one year.

(v) On April 27, 2011, Henan Armco obtained a RMB 50,000,000 (approximately $7,700,000) line of credit from China CITIC Bank, Zhengzhou Branch, for issuance of letters of credit to finance the purchase of metal ore and scrap metal expiring one (1) year from the date of issuance. The letters of credit require the Company to pledge cash deposits equal to 20% of the letter of credit for letters of credit at sight, or 30% for term letters of credit.  Term letters of credit are limited to no more than 90 days. The interest rates are variable depending on the lender’s cost of funds at the time when the letter of credit is issued. The facility is guaranteed by Armet and Mr. Kexuan Yao, the Company’s Chairman and Chief Executive Officer.

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

(ix) On July 1, 2011, Armet obtained a RMB 72,000,000 (approximately $11.1 million) line of credit from Bank of Communications, Lianyungang Branch expiring two years from the date of issuance, for issuance of letters of credit in connection with the purchase of scrap metal. The letters of credit require Armet to pledge cash deposit equal to 20% of the letter of credit for letters of credit at sight, or 30% for other domestic letters of credit and for extended domestic letters of credit, the collateral of inventory equal to 166% of the letter of credit. The facility is secured by Armet inventories and guarantee provided by Mr. Kexuan Yao, the Company’s Chairman and Chief Executive Officer.

Loan guarantee

On June 11, 2010 the Company entered into a Guaranty Cooperation Agreement with Henan Chaoyang to provide additional liquidity to meet anticipated capital requirements of the recently launched Armet scrap metal recycling facility and the expansion of its metal ore trading business in the coming years.  Under the terms of this guaranty, Henan Chaoyang agreed to provide up to RMB 300 million (approximately $46,400,000) loan guarantees to the Company’s subsidiary, Armet, for five (5) years for the following approved bank loans and credit lines and pending application of bank loans and line of credits:

●	Bank of China Lianyungang Branch’s project loan in the amount of RMB 90 million (approximately $13.4 million) which was guaranteed in 2009,

●	Bank of Communications Lianyungang Branch loan in the amount of RMB 50 million (approximately $7.5 million) which was approved on June 10, 2010 and is in the process of closing,

●	Bank of Jiangsu loan in the amount of RMB 30 million (approximately $4.5 million) which is pending lender approval, and

●	Bank of China’s additional loan for working capital of RMB 130 million (approximately $19.4 million) which is pending lender approval.

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

Mr. Heping Ma, a former member of the Company’s Board of Directors, is the founder, Chairman and owns 85% equity interest of Henan Chaoyang.  On September 16, 2010, Mr. Ma resigned from the Company’s Board of Directors.  This transaction was approved by the members of Board of Directors of the Company who were independent in the matter in accordance with the Company’s Related Persons Transaction Policy.

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

Year ending December 31:

2011	$21,867

2012	44,916

2013	46,098

$112,881

(ii) Operating lease for Armco Shanghai office

On July 16, 2010, Armco Shanghai entered into a non-cancelable operating lease for office space that will expire on July 15, 2012.  Future minimum payments required under this non-cancelable operating lease were as follows:

Year ending December 31:

2011	$45,984

2012	48,698

$94,682

(iii) Operating lease of property, plant and equipment and facilities

On June 24, 2011, Armet entered into a non-cancelable operating lease agreement with an independent third party for property, plant, equipment and facilities that will expire one year from date of signing.  Armet is required to pay RMB 30 (equivalent to $4.64) per metric ton of scrap metal processed at this facility over the term of the lease.  The fee will be paid annually and necessary adjustment will be made at the end of term.

NOTE 18 – CONCENTRATIONS AND CREDIT RISK

Customers and credit concentrations

Customer concentrations for the interim periods ended June 30, 2011 and 2010 and credit concentrations at June 30, 2011 and 2010 are as follows:

	Net Sales for the Interim Period Ended		Accounts Receivable At
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Customer #206010 Lianyungang Jiaxin	-%	32.1%	-%	61.0%

Customer #113102 Taicangtaike	-%	14.7%	-%	36.6%

Customer #122023 Granton	-%	10.4%	-%	-%

Customer #1122024 Derby Materials	27.6%	-%	-%	-%

Customer #1122014 Citic Metal	-%	10.2%	15.5%	-%

Customer #1122028 Qingdao BaoSong Resources	%	-%	21.7%	-%

Customer #302023Shangdong Yongjia	13.6%	-%	-%	-%

Customer #122002 Zhongji NingBo	%	-%	39.8%	-%

Customer #102003 ZhongJin Renewable Resources	7.8%	-%	-%	-%

Customer 0101009 NingBo HangGang	16.4%	-%	-%	-%

Customer #122003 ZhongJi NingBo	8.3%	-%	-%	-%
			%
	73.7%	67.4%	77.0%	97.6%

A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition.

Vendor concentrations

Vendor purchase concentrations for the interim periods ended June 30, 2011 and 2010 and accounts payable concentration at June 30, 2011 and 2010 are as follows:

	Net Purchases for the Interim Period Ended		Accounts Payable At
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Vendor #302006 Anhuihuatai	-%	27.8%	-%	46.10%

Vendor #121015 Suizhou Huiyang	-%	13.4%	-%	43.4%

Vendor #010032 LianYunGang TongKe Trade	-%	-%	14.6%	-%

Vendor #010030 LinYi LiYuan	-%	-%	6.3%	-%

Vendor #204014 Mineracao	25.5%	-%	30.4%	-%

Vendor 202019 Bridge Group Finance	-%	-%	12.3%	-%

Vendor #301009 XinJiang BaGang	14.2%	-%	-%	-%

Vendor #204033 Oversea Enterprise Pte, Ltd.	-%	26.0%	-%	%

Vendor #010001 Xie HongJian	8.0%	-%	-%	-%

Vendor #99081 Liang XiaoLei	7.7%	-%	-%	-%

Vendor #2202019 Smart Trading LLP	8.6%	-%	6.2%	-%

	64.0%	67.2%	69.8%	89.5%

Credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents.

As of June 30, 2011, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, none of which are insured.  However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

Foreign currency risk

The Company is exposed to fluctuations in foreign currencies for transactions denominated in currencies other than RMB, the functional currency due to the fact the majority of the Company’s purchasing activities are transacted in foreign currencies.

The Company had no foreign currency hedges in place at June 30, 2011 or 2010 to reduce such exposure.

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

As of June 30, 2011, the Company had no Statutory Surplus Reserve and the Statutory Common Welfare Fund established and segregated in retained earnings.

NOTE 20 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued.  The Management of the Company determined that there were no reportable subsequent events to be disclosed.

Item 2.                      Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the information contained in our unaudited consolidated financial statements and the notes thereto appearing elsewhere herein and in conjunction with the Management’s Discussion and Analysis set forth in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2010 (the “Form 10-K”).

We are on a calendar year; as such the three month period ended June 30, 2011 is referred to as our “second quarter” and the six month period ended June 30, 2011 is referred to as the “first six months of fiscal 2011.” The past year ended December 31, 2010 is referred to as “2010,” the current year ending December 31, 2011 is referred to as “2011,” and the coming year ending December 31, 2012 is referred to as “2012.”

The unaudited interim consolidated financial statements furnished in this Report reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2010 and notes thereto contained in our Annual Report on Form 10-K filed with the SEC on March 31, 2011.

OVERVIEW OF OUR PERFORMANCE AND OPERATIONS

Our Business and Recent Developments

We import, sell and distribute to the metal refinery industry in the People’s Republic of China (the “PRC” or “China”) a variety of metal ore, including iron, chrome, nickel, copper and manganese ore, as well as non-ferrous metals and coal.  We obtain these raw materials from global suppliers in Brazil, India, Oman, Turkey, Nigeria, Indonesia, and the Philippines and distribute them in the PRC.  We also recycle scrap metal used by steel mills in the production of recycled steel.

 Domestic steel production in the PRC slowed down in the second quarter of 2011. A multiple-tier government policy and external market factors had a mixed impact on the steel mill operations as well as the iron and other metal ores market.  These market factors include a tightened Chinese domestic monetary policy, a series of real estate control policies implemented by the Chinese government, frequently raised Bank reserve requirements by the China central bank, increased loan interests by the China central bank, unprecedented strong earthquakes and large tsunamis in Japan, falling steel prices in the domestic market in the PRC, and a high supply of iron ore inventory at the ports.  The demand and actual importation of iron ore decreased overall in the second quarter compared to the first quarter of 2011. This adversely affected our metal ore trading business in the second quarter. Consequently, we experienced a significant decline in metal ore sales across the board, especially iron ore. The decreased demand and lower price of metal ores in the PRC spot market resulted in a significant slowing in our metal ore trading business; thus, net revenue from our trading business decreased significantly as compared to both the second quarter of 2010 and the first quarter of 2011.  Despite the decrease in our metal ore trading revenue, our overall revenue improved from the second quarter of 2010 due to an increase in net revenue from our scrap metal recycling business.

             We continue to refine our business model in response to unpredictable fluctuations in market prices.  We seek to secure longer term supply contracts in response to known opportunities rather than sell goods purchased in the spot market.  Where possible, we structure transaction-specific terms with our customers in order to better manage risk and ensure an acceptable profit margin.  While this process may limit certain trading opportunities, we believe that it will enhance our competitive position as the metal ore market prices recover.  Additionally, in the first six months of fiscal 2011 we added six new metal ore trading customers in the Jiangsu province of the PRC.  These customers, along with our growing base of customers throughout China, will help us meet our goal of obtaining a strong position in the metal ore trading market.

We formally commenced the operation of our scrap metal recycling facility in the Banqiao Industrial Zone of Lianyungang Economic Development Zone in the Jiangsu province of the PRC (the “Facility”) late in the third quarter of 2010.  As a result, no comparisons can be made with respect to prior comparable periods for the year ended December 31, 2010.  The Facility recycles automobiles, machinery, building materials, dismantled ships and various other scrap metals.  We sell and distribute the recycled scrap metal to the metal refinery industry in the PRC utilizing our existing network of metal ore customers while continuing to seek new customers.

During the second quarter of 2011, our net revenue in the scrap metal recycling business increased significantly to $22.1 million from $6.3 million in the first quarter.  Our production increased by 51% to 36,322 metric tons (“MT”) from 18,535 MT in the first quarter.  While we continue to increase our recycling revenue, we have not reached full capacity at the Facility primarily due to cash flow issues and market conditions, including the lack of availability of raw materials.  During the second quarter our supply of scrap metal was adversely affected by reduced scrap metal collection by agricultural workers, who are important local suppliers of scrap metal, due to the harvest season. Consequently, for the second quarter of 2011, our scrap metal business sold approximately 47,662 MT of scrap metals, generating approximately $22.1 million of revenue and $0.6 million of gross profit.

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

We have developed a strategy to expand our sources of raw material acquisition and to establish a supply chain network to increase and stabilize the availability of raw materials for our recycling operation. In furtherance of this strategy, in June 2011 we signed a lease agreement to manage, operate and control a scrap recycling facility in the area.  This facility is capable of recycling scrap metals and will increase our control over the local supply of recycled and raw materials.

We invested a total of approximately $35.3 million in the aggregate to acquire land use rights and to construct and purchase equipment for the Facility.  These capital expenditures were funded from a portion of the net proceeds we received from sales of securities and debt and vendor financing.  During the second quarter of 2011, we continued to build on our achievements from the prior year in our continuing efforts to secure financing for our business.  We maintain nine bank facilities, which provide for the issuance of commercial lines of credit for letters of credit in the aggregate amount of $101.7 million with an availability of $61.5 million at June 30, 2011. Three of the bank facilities worth $29.6 million of the Company’s $101.7 million aggregate amount were newly obtained or renewed during the second quarter of 2011.  These bank facilities improve our ability to finance our continued expansion.

Our Performance

For the three and six months ended June 30, 2011, our net revenues increased approximately 82% and 215%, respectively, over the comparable periods in 2010. Our gross profit margin increased for the three and six months ended June 30, 2011 to 4% and 6%, respectively compared to 1% and 3% during the comparable prior year periods. The margin increase is attributable to increased prices of metal ores coupled with the addition of revenue from our scrap metals recycling operation in the 2011 periods, which was not in operation during the comparable periods in 2010. We incurred a net loss of $1.3 million and $0.7 million for the three and six months ended June 30, 2011, respectively, compared to our net loss of $0.3 million and $0.2 million over the comparable periods in 2010.  This net loss is further discussed under our “Results of Operations” section.

Our Outlook

Our performance during the second quarter of 2011 showed significantly increased sales with a higher gross margin in comparison to the same period in 2010. We believe our new recycling operation has the potential to substantially improve our overall performance in the second half of 2011 and into 2012 if we can better manage our raw material supply and obtain sufficient liquidity.  Additionally, we believe our efforts to obtain consistent supply sources through our entry into an operating lease with a local recycling facility and our efforts in Brazil will help us attain better gross margins in metals trading in the coming years.

Metal Ore Trading.  The price surge of metal ores that began in late 2010 lost momentum in the second quarter of 2011.  The Chinese government’s measures to prevent the real estate sector from overheating and to implement a tight monetary policy are likely to continue to moderate metal ore prices in the near term. On the other hand, metal ore prices are likely to be positively affected by demand from the construction and infrastructure sectors.  For example, the Chinese government’s investment programme in social housing is a key, non-seasonal driver of metal demand. The Government’s goal is to build ten million low-cost housing units this year with the bulk of the actual construction biased towards the second six months. While the price and demand trends are somewhat negative as we move into the second half of the year, we believe the strong demand from the construction and infrastructure sectors will limit the metal ore price downside.

Scrap Metal Recycling. We believe our scrap metal recycling operation can provide increased revenue and profitability in the second half of 2011 and into 2012.  In the second quarter our metric tons of processed scrap metals doubled as compared to first quarter of 2011. Further, we anticipate a steady ramp-up towards more production at the Facility and improved profitability of the operation in the coming quarters.  We anticipate that our recycling operation will be the largest driver of revenue in 2011 and will remain so for the foreseeable future.  We intend to devote a significant amount of our resources towards this operation and we will continue to pursue our strategy to create a network of raw material suppliers and expand our market share as opportunities arise.

Overall we believe our business is well positioned to grow in the coming quarters, but will require sufficient liquidity to support that growth.

RESULTS OF OPERATIONS

The table below summarizes the consolidated operating results for the three and six months ended June 30, 2011 and 2010.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2011		2010		2011		2010

Revenues	$30,968,138		$16,999,602		$80,652,790		$25,576,172
Cost of revenues	29,618,739	96%	16,802,757	99%	76,134,622	94%	24,820,408	97%
Gross profit	1,349,399	4%	196,845	1%	4,518,168	6%	755,764	3%

Total operating expenses	2,072,567	7%	1,010,514	6%	3,839,015	5%	1,924,091	8%
Operating (loss) income	(723,168))	(2)%	(813,669)	(5)%	679,153	1%	(1,168,327)	(5)%

Net Revenues

Net revenues for the three and six months ended June 30, 2011, were $31.0 million and $80.7 million, respectively, representing an increase of $13.97 million and $55.07 million over the comparable periods in 2010.  The increase in net revenues for the second quarter is mainly due to an $18.2 million increase in sales of scrap metals, a $2.6 million increase in sales of chromium ore, and a $1.9 million increase in sales of manganese ore, partially offset by a $6.8 million decrease in sales of iron ore. The increase in net revenues for the six month period ended June 30, 2011 is primarily due to a $24.7 million increase in sales of scrap metals, a $16.8 million increase in sales of iron ore, an $11.0 million increase in sales of pellet ore, and a $2.2 million increase in sales of manganese ore.  The type of products we buy and sell are subject to change and are dependent upon availability and the demands of our customers.

Revenue for the six month period increased significantly compared to the same period of 2010 primarily due to increased sales in our scrap metal recycling business, which was not formally operating in the same period of 2010, and increased sales in our metal ore trading business in the first quarter of 2011. The revenue in our metal ore trading business for the second quarter of 2011 was adversely affected by weaker demand, lack of raw material supply and softer spot market prices in China as the Chinese government enacted fiscal and monetary policies in an effort to control inflation and prevent the real estate industry from overheating.

Cost of Goods Sold

Cost of goods sold in the second quarter of 2011 was $29.6 million, representing an increase of $12.8 million and a gross profit margin of 4.4%, compared to $16.8 million and a gross profit margin of 1.2%, in the same period in 2010.  Cost of goods sold in the first quarter of 2011 was $46.5 million, representing an increase of $38.5 million, a gross profit margin of 6.4%, compared to $24.8 million and a gross profit margin of 3.0%, in the same period in 2010.  This profit margin increase was primarily due to improvement in profit margin in sales of iron ore and magnesium ore compared to prior period. The gross margin for our scrap metal recycling business was 3.9% for the six month period, for which there is no comparison as we did not commence operations at our recycling facility until the third quarter of 2010.

Total Operating Expenses

Operating expenses for the three and six months ended June 30, 2011 were $2.1 million and $3.8 million, representing increases of $1.1 million and $1.9 million, compared to the three and six months ended June 30, 2010, respectively.

For the three months ended June 30, 2011, the increase in operating expenses was primarily due to an increase in professional fees of $0.33 million, including legal fees, audit fees, investor relations, website design and SEC filing services, an increase in general and administrative expenses of $0.42 resulting from increased activities in production, operations and corporate governance, and an increase in operating costs of $0.43 million for the Facility.  These increases were partially offset by reduced selling expenses of $0.11 million.

For the six months ended June 30, 2011, the increase in operating expenses was primarily due to an increase in general and administrative expenses of $0.91 million resulting from increased activities of production and operation at our China subsidiaries ($0.78 million increase, including the Facility of $0.32 million, newly established Armco Shanghai of $0.28 million, Hongkong Armco of $0.11 million and Henan Armco of $0.07 million), an increase in management activities at our U.S. headquarters resulting in a $0.13 million increase, an increase in operating costs of $0.90 million for Armet idle manufacturing facility which was not optional nor such cost during the same period of 2010, and an increase in professional fees of $0.29 million due to the efforts to improve corporate governance, financial reporting and investor relations.  These increases were partially offset by reduced selling expenses of $0.18 million mainly due to decreases in port charges and lower warehousing expenses as a result of faster sales of inventory as compared to prior period.

Other (Income) expense

Total other expense for the three and six months ended June 30, 2011 were $0.5 million and $1.2 million, respectively. During the three and six months ended June 30, 2010, we had other income of $0.6 million and $1.1 million, respectively.

For the three months ended June 30, 2011, interest expenses increased $0.4 million over the comparative period in 2010, mainly due to increases in use of borrowings in the second quarter. During the second quarter, we accounted for a gain in the fair value of a derivative liability of $0.08 million mainly due to decreased number of outstanding liability warrants and lower stock price at June 30, 2011 compared to March 31, 2011. We also accounted for a $0.1 million expense in foreign currency transaction gain.

For the six months ended June 30, 2011, total other expenses increased $2.3 million, compared to the same period in 2010, mainly due to an increase in interest expense of $0.96 million, a lack of a gain from vendor price adjustment of $0.96 million in the first quarter of 2010, an increase in other expenses associated with the operation of China subsidiaries of $0.47 million and an increase in loan guarantee costs of $0.1 million.

Income tax (benefit) expense

Income tax (benefit) expenses for the three and six months ended June 30, 2011 was $0.07 million and $0.24 million, respectively. In the comparative periods in 2010, income tax (benefit) expense was $(0.01) million and $0.1 million, respectively.  Our income tax (benefit) expense was derived mainly from operational results at our Hong Kong subsidiary applying an effective tax rate of 16.5%.

Net income (loss)

For the three and six months ended June 30, 2011, our net loss amounted to $1.3 million and $0.7 million, respectively, comparable to a net loss totaling $0.25 million and $0.19 million, respectively for the comparable 2010 periods. The increase in net loss was due to decreased other income (decrease $1.1 million or down 193% and $2.3 million or 206% for the three and six month periods, respectively), coupled with significantly increased operating expenses (up 105% and 100% for the three and six month periods, respectively), and partially offset by increased revenues (up 82% and 215% for the three and six month periods, respectively) and gross margin (up 3 percentage points for both the three and six month periods).

Comprehensive Income (Loss)

During the three and six months ended June 30, 2011, our comprehensive loss amounted to $1.23 million and $1.96 million, respectively, compared to comprehensive loss of $0.15 million and $0.09 million in the comparative periods in 2010. Comprehensive income (loss) consists of our net income and other comprehensive income, including change in unrealized loss of marketable securities and foreign currency translation gain (loss).  The functional currency of four of our subsidiaries operating in the PRC is the Chinese Yuan or RMB. The financial statements of our subsidiaries are translated to U.S. dollars using the exchange rate prevailing as of the date of the balance sheet for assets and liabilities, and average exchange rates (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations.  As a result of these translations, we reported a foreign currency translation gain of $.89 million the first six months of 2011, comparable to a gain of $.10 million for the same period in 2010. We also had a $0.5 million and $2.1 million loss in change in unrealized loss of marketable securities for the three and six months ended June 30, 2011, respectively. Collectively, these non-cash losses and gains had the effect of decreasing our reported comprehensive income in both periods.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash.

At June 30, 2011 our working capital was $10.2 million, as compared to $12.2 million at December 31, 2010. Our cash balance at June 30, 2011 totaled $1.8 million, a decrease of $1.3 million as compared to $3.1 million at December 31, 2010.

As of June 30, 2011, we had invested a total of approximately $35.3 million for the acquisition of land use rights, construction and equipment purchases for the Facility. We expect to expand the production capacity at the Facility in the future and to build or acquire additional facilities in the future, depending on market conditions.  We have not set a timeframe for this expansion.

Moreover, we have not yet determined how we plan to finance this future expansion if we determine to proceed with it. Unless we can obtain additional financing on terms we deem favorable to us, we will be unable to complete any such expansion or construct additional facilities in the future, and there can be no assurance that we will be successful in obtaining any such additional financing, or that such financing would be on terms deemed to be desirable or favorable to us.  Furthermore, in the event we do obtain such financing, there can be no assurance that such investment will result in enhanced operating performance or produce significant revenues and related profits in the future.

In addition, we will continue to need to fund future capital expenditures for our existing operations, to service our debt and to purchase the raw materials required in our recycling operations.  We have historically financed our cash needs primarily through the sales of our common stock and warrants, internally generated funds, debt financing and advances from our Chairman.  We collect cash from our customers based on our sales to them and their respective payment terms.

We believe our working capital is sufficient for our operations for the next 12 months.  We have bank facilities which provide for cash borrowings or the issuance of commercial letters of credit that we require in our metal ore trading business in the aggregate amount of $101.7 million, as more fully described below.  Approximately $61.5 million was available under these facilities at June 30, 2011.

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

On August 6, 2010, Armco HK entered into a Banking Facilities Agreement with DBS Bank (Hong Kong) Limited of $20,000,000 for issuance of commercial letters of credit in connection with the Company’s purchase of metal ore.  The Company pays interest at LIBOR or DBS Bank’s cost of funds plus 2.50% per annum on issued letters of credit in addition to an export bill collection commission equal to 1/8% of the first $50,000 and 1/16% of the balance and an opening commission of 1/4% on the first $50,000 and 1/16% of the balance for each issuance.  Amounts advanced under this facility are repaid from the proceeds of the sale of metal ore.  The lender may terminate the facility at anytime at its sole discretion. The facility is secured by the charge on cash deposit of the borrower, the borrower’s restricted pledged deposit in the minimum amount of 3% of the letter of credit amount, the Company’s letter of comfort and the personal guarantee of Mr. Kexuan Yao, our Chairman and Chief Executive Officer. At June 30, 2011, the balance outstanding under this facility was $0.

On August 12, 2010, Armco HK obtained a $20,000,000 line of credit from ING Bank Hong Kong Branch for issuance of letters of credit to finance the purchase of metal ore along with a sub-limit facility for freight advance of $3,000,000.  The letters of credit require the Company to pledge cash equal to 5% of the letter of credit, subject to increase by the lender in the event of price fluctuations and market demand while the letter of credit remains open.  The Company pays interest at the lender’s cost of funds plus 250 basis points per annum on issued letters of credit in addition to an export bill collection commission equal to 1/4% of the first $50,000 and 1/16% of the balance for each issuance.  Amounts advanced under this line of credit are repaid from the proceeds of the sale of metal ore.  The lender may terminate the facility at anytime at its sole discretion. The facility is secured by the Company’s restricted cash deposit in the minimum amount of 5% of the letter of credit amount, the Company’s guarantee, the personal guarantee of Mr. Kexuan Yao and a security interest in the contract for the purchase of the ore for which the letter of credit has been issued and the contract for the sale of the ore. ING verbally approved the increase of trade credit facilities to $26,740,000 to facilitate one purchase on a temporary basis. At June 30, 2011, the balance outstanding under this facility was $26,740,000.

On July 23, 2010, Armco HK entered into Amendment No. 1 to the March 25, 2010 uncommitted Trade Finance Facility with RZB Austria Finance (Hong Kong) Limited.  The amendment provides for the issuance of $15,000,000 of commercial letters of credit in connection with the purchase of metal ore, an increase of $5,000,000 over the amounts provided for in the March 25, 2010 facility.  The Company pays interest at 200 basis points per annum plus the lender’s cost of funds per annum on issued letters of credit in addition to fees upon issuance of the letter of credit of 1/16% for issuance commissions, negotiation commissions, commission-in-lieu and collection commissions.  Amounts advanced under this facility are repaid from the proceeds of the sale of metal ore.  The lender may, however, terminate the facility at anytime or at its sole discretion upon the occurrence of any event which causes a material market disruption in respect of unusual movement in the level of funding costs to the lender or the unusual loss of liquidity in the funding market. The lender has the sole discretion to decide whether or not such event has occurred.  The facility is secured by restricted cash deposits held by the lender, the personal guarantee of Mr. Kexuan Yao, the Company’s guarantee, and a security interest in the contract for the purchase of the ore for which the letter of credit has been issued and the contract for the sale of the ore. At June 30, 2011, the balance outstanding under this facility was $765,000.

On June 18, 2011, Henan Armco obtained a RMB 70,000,000 (approximately $10,800,000) line of credit from Guangdong Development Bank Zhengzhou Branch for issuance of letters of credit to finance the purchase of metal ore.  The Company pays interest at 120% of the applicable base rate for lending published by the People’s Bank of China (“PBC”) at the time the loan is made on issued letters of credit.  The facility is secured by the guarantee provided by Mr. Kexuan Yao and Armet jointly and the pledge of movable assets provided by the borrower. Amounts advanced under this line of credit are repaid from the proceeds of the sale of metal ore. The term of the facility is one year. At June 30, 2011, the balance outstanding under this facility was $2,589,448. Loan payable of $1,799,373 with principal under this facility was due and paid on July 27, 2011.

On April 27, 2011, Henan Armco obtained a RMB 50,000,000 (approximately $7,700,000) line of credit from China CITIC Bank, Zhengzhou Branch, for issuance of letters of credit to finance the purchase of metal ore and scrap metal expiring one year from the date of issuance. The letters of credit require the Company to pledge cash deposits between 20% and 30% of the drawn amounts. Term letters of credit are limited to no more than 90 days. The interest rates are variable depending on the LIBOR and the lender’s cost of funds at the time when a letter of credit is issued. The facility is guaranteed by Armet and Mr. Kexuan Yao. At June 30, 2011, the balance outstanding under this facility was $0.

On October 13, 2010, Henan Armco obtained a RMB 20,000,000 (approximately $3,094,299) line of credit from China Minsheng Bank, Zhengzhou Branch, for issuance of letters of credit to finance the purchase of metal ore and scrap metal expiring one year from the date of issuance. The facility is guaranteed by Armet and Mr. Kexuan Yao, the Company’s Chairman and Chief Executive Officer. At June 30, 2011, the balance outstanding under this facility was $2,128,364. Loan payable of $1,149,174 with principal and interest under this facility was due and paid on July 26, 2011.

On September 4, 2009, Armet entered into a line of credit facility (“Line of Credit”) in the amount of RMB 70,000,000 (approximately $10.8 million) from Bank of China, Lianyungang Branch expiring September 3, 2012, which can be drawn in the form of long-term debt or a bank acceptance payable.  The facility is to finance the construction of Armet’s metal recycling facility. Armet pays interest at 105% of the applicable base rate for lending published by the People’s Bank of China at the time the loan is drawn down, as adjusted annually. Interest is paid quarterly.  The line of credit facility is collateralized by Armet’s building, equipment and land use right and the guarantees provided by Mr. Kexuan Yao and his wife, Henan Armco and Henan Chaoyang, respectively.  As of June 30, 2011, the balance outstanding under our Line of Credit was $8.5 million.  The remaining principal payments of RMB 30 million (equivalent to U.S. $4.6 million) and RMB 25 million (equivalent to U.S. $3.9 million) are due on August 25, 2011 and August 25, 2012, respectively.

On October 29, 2010, Armet entered into a line of credit facility in the amount of RMB 20,000,000 (approximately $3,094,299) from Bank of China, Lianyungang Branch for the purchase of raw materials. The term of the facility is 12 months with interest at 5.838% per annum. The facility is secured by the guarantees provided by Mr. Kexuan Yao and his wife, Henan Armco and Henan Chaoyang, respectively. At June 30, 2011, the balance outstanding under this facility was approximately $773,575.

On July 1, 2011, Armet obtained a RMB 72,000,000 (approximately $11.1 million) line of credit from Bank of Communications, Lianyungang Branch expiring two year from the date of issuance, for issuance of letters of credit in connection with the purchase of scrap metal. The letters of credit require Armet to pledge cash deposit equal to 20% of the letter of credit for letters of credit at sight, or 30% for other domestic letters of credit and for extended domestic letters of credit, the collateral of inventory equal to 166% of the letter of credit. The facility is secured by Armet inventories and the personal guaranty provided by Mr. Kexuan Yao, the Company’s Chairman and Chief Executive Officer. As of June 30, 2011, the balance outstanding under this facility was $5,105,593.

The following table provides certain selected balance sheet comparisons as of June 30, 2011 and December 31, 2010.

	June 30, 2011	December 31, 2010	Increase (decrease)%
Cash	$1,825,255	$3,097,917	$(1,272,662)	-41.1%
Pledged deposits	12,114,281	12,643,671	(529,390)	-4.2%
Marketable securities	1,380,015	2,890,380	(1,510,365)	-52.3%
Bank acceptance notes receivable	154,715	0	154,715	n/a
Accounts receivable, net	337,302	19,115,019	(18,777,717)	-98.2%
Inventories	13,669,273	10,439,831	3,229,442	30.9%
Advance on purchases	11,530,060	6,509,846	5,020,214	77.1%
Prepaid corporate income taxes	459,950	0	459,950	n/a
Prepayments and other current assets	1,558,343	4,729,935	(3,171,592)	-67.1%
Total Current Assets	43,029,194	59,426,599	(16,397,405)	-27.6%

Loan payable	8,827,715	24,765,820	(15,938,105)	-64.4%
Banker's acceptance note payable	6,188,598	4,174,355	2,014,243	48.3%
Current maturities of capital lease obligation	730,334	727,756	2,578	0.4%
Current maturities of long-term debt	4,641,448	4,537,342	104,106	2.3%
Accounts payable	2,114,391	3,435,528	(1,321,137)	-38.5%
Advances from Chairman and CEO	726,634	799,394	(72,760)	-9.1%
Customer deposits	8,498,165	1,345,304	7,152,861	531.7%
Corporate income tax payable	134,381	1,091,038	(956,657)	-87.7%
Accrued expenses and other current liabilities	994,901	6,316,568	(5,321,667)	-84.2%
Total Current Liabilities	32,856,567	47,193,105	-14336538	-30.4%

Our current assets at June 30, 2011 were $43 million, a decrease of $16.4 million, or 28%, from December 31, 2010. This overall decrease reflects a decrease of $18.8 million in accounts receivable, a decrease of $3.2 million in prepayments and other current assets, a decrease of $1.5 million in marketable securities, a decrease of $1.3 million in cash, and a decrease of $0.5 million in pledged deposits, partially offset by an increase of $5.0 million in advance on purchases, $3.2 million in inventories, $0.5 million in prepaid corporate income taxes, and $0.15 million in bank acceptance notes receivable.

Our accounts receivable decreased $18.8 million at June 30, 2011 from December 31, 2010, mainly due to collections of sales made near the end of prior year and our pre-sale contract arrangement.

Our prepayments and other current assets decreased $3.2 million at June 30, 2011 compared to December 31, 2010 primarily due to receipt of raw materials we prepaid for our recycling operation at Armet.

Marketable securities decreased $1.5 million at June 30, 2011 compared to December 31, 2010 due to the temporary decrease in the market value of our securities.

Inventories increased $3.2 million at June 30, 2011 compared to December 31, 2010, primarily as a result of the higher inventory needed at Armet to increase scrap metals production and the temporary increase in our metal ores inventory for trading due to a slowdown in iron ore trading.

Advance on purchases increased $5 million at June 30, 2011 compared to December 31, 2010, due to our commitments to build up our inventory for our scrap metal recycling business and an advance payment made on a land leveling project for a piece of real estate that will be available for our future expansion or for storage of materials and products..

At June 30, 2011, our total current liabilities decreased $14.3 million, or 30%, from December 31, 2010, which reflected a decrease in loans payable, accrued expenses and other current liabilities, accounts payable, corporate income tax payable and advances received from our Chairman and CEO, partially offset by an increase in customer deposits, banker's acceptance notes payable, and current maturities of long-term debt.

Loans payable under our letter of credit facilities decreased $16.0 million at June 30, 2011 compared to December 31, 2010 due to the repayment of short-term borrowings in the second quarter of 2011. We used collections of accounts receivable to repay these short-term borrowings.

Accrued expenses and other current liabilities decreased $5.3 million at June 30, 2011 compared to December 31, 2010 due to timing difference of shipments and payment of our payables. Accrued expenses consist of accrued expenses and other payables related to shipping fees.

Accounts payable decreased $1.3 million at June 30, 2011 compared to December 31, 2010 primarily due to the repayment of outstanding balance owed to our suppliers during the second quarter.

Corporate income tax payable decreased $1.0 million at June 30, 2011 compared to December 31, 2010 mainly due to tax payment made during the first six months of 2011.

Customer deposits increased $7.1 million at June 30, 2011 compared to December 31, 2010 due to timing of customer orders and amounts that we require for deposits. We recognize customer deposit as revenue when the goods have been delivered and the risk of loss has transferred to the customer either at the port of origin or port of destination based on the shipping terms we agree to with our customer. The increase in customer deposits also partially resulted from our implementation of pre-selling strategy to speed our fund turnover.

Banker's acceptance note payable increased $2.0 million at June 30, 2011 compared to December 31, 2010 primarily due to an increase in short-term borrowing used in raw materials acquisition.

Statement of Cash Flows

For the first six months of 2011, our net decrease in cash totaled $1.3 million, and was comprised of $13.9 million generated by operating activities, offset by $14.7 million used in financing activities and $0.5 million used in investing activities.

For the first six months 2010, our net increase in cash totaled $2.4 million, and was comprised of $12.1 million generated by operating activities and $5.4 million provided by financing activities, offset by $17.7 million cash used in investing activities.

Cash flows from Operating Activities

For the first six months of 2011 cash generated by operations of $13.9 million was mainly comprised of a decrease in accounts receivable of $18.9 million, an increase in accrued expenses and other current liabilities of $5.3 million, a decrease of prepayments and other current assets of $2.8 million, and an increase in customer deposits of $7.1 million. These cash inflows were partially offset by an increase in inventory of $3.0 million, a decrease in accounts payable of $1.4 million, a decrease in taxes payable of $0.96 million, an increase in advance on purchases of $4.9 million and a decrease in customer deposits of $1.2 million.

For the first six months of 2010 cash generated by operations of $12.1 million was mainly comprised of a decrease in accounts receivable of $16.4 million, an increase in accounts payable of $3.1 million and a decrease of prepayments and other current assets of $2.7 million. These cash inflows were partially offset by an increase in inventory of $3.3 million, a decrease in taxes payable of $1.5 million, an increase in advance on purchases of $1.9 million and a decrease in customer deposits of $1.2 million.

Cash flows from Investing Activities

For the six months ended June 30, 2011 cash used in investing activities of $0.5 million was due to purchases of property and equipments of $1.3 million and payment made toward pledged deposits of $26.2 million, partially offset by proceeds received from the release of pledge deposits of $27.1 million

For the six months ended June 30, 2010 cash used in investing activities of $15.1 million was due to purchases of property and equipments of $10.6 million, investment in marketable securities of $3.7 million, and payment made toward pledged deposits of $3.9 million, partially offset by proceeds received from the release of pledged deposits of $3.1 million.

Cash provided by Financing Activities

For the six months ended June 30, 2011 cash used in financing activities of $14.7 million was mainly due to the repayment of loans payable of $61.9 million and repayment of capital lease obligation of $0.4 million, partially offset by proceeds from loans payable of $45.7 million and banker's acceptance notes payable of $1.9 million.

For the six months ended June 30, 2010 cash provided by financing activities of $5.4 million was mainly due to sale of common stock and warrants of $9.1 million, proceeds from exercise of warrants and options of $13.7 million, and proceeds from long term loans of $1.5 million, partially offset by repayment of loans payable of $17.0 million, and repayment of long term debt of $2.2 million.

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

We do not have any off-balance sheet arrangements that we are required to disclose pursuant to these regulations. In the ordinary course of business, we enter into operating lease commitments, purchase commitments and other contractual obligations. These transactions are recognized in our financial statements in accordance with the generally accepted accounting principles in the United States.

Contractual Obligations and Commitments.  At June 30, 2011, our long-term debt and financial obligations and commitments by due dates were as follows:

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Banker's acceptance notes payable (1)	6,188,598	6,188,598
Long-Term Debt Obligations(2)	8,509,321	4,641,448	3,867,873		-
Short-Term Loans Payable (3)	8,827,715	8,827,715
Capital Lease Obligations (4)	1,932,539	730,334	1,202,205	-	-
Operating Lease Obligations (5)	207,563	67,851	139,712	-	-

Total	25,665,736	20,455,946	5,209,790		-

(1)	See Note 10 – Banker's acceptance notes payable in our unaudited interim consolidated financial statements included in this report.
(2)	See Note 13 – Long-Term Debt in our unaudited interim consolidated financial statements included in this report.
(3)	See Note 9 – Loans Payable in our unaudited interim consolidated financial statements included in this report.
(4)	See Note 12 – Capital lease obligation in our unaudited interim consolidated financial statements included in this report.
(5)	See Note 17 – Operating lease in our unaudited interim consolidated financial statements included in this report.

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

The carrying amounts of our financial assets and liabilities, such as cash, pledged deposits, accounts receivable, advance on purchases, prepayments and other current assets, accounts payable, customer deposits, corporate income tax payable, accrued expenses and other current liabilities approximate their fair values because of the short maturity of these instruments.  Our loans payable, banker’s acceptance notes payable, capital lease obligation, and long-term debt approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2011 and 2010.

We uses Level 1 of the fair value hierarchy to measure the fair value of the marketable securities and mark the available for sale marketable securities at fair value in the statement of financial position at each balance sheet date and report the unrealized holding gains and losses for available-for-sale securities in other comprehensive income (loss) until realized.

We uses Level 3 of the fair value hierarchy to measure the fair value of the derivative liabilities and revalue its derivative warrant liability at every reporting period and recognize gains or losses in the consolidated statements of operations and comprehensive income (loss) that are attributable to the change in the fair value of the derivative warrant liability.

Fair value of financial assets and liabilities measured on a recurring basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheets:

		Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total

Marketable securities, available for sale	$1,380,015	$1,380,015	$-	$-	$1,380,015

Derivative warrant liabilities	$10,023	$-	$-	$10,023	$10,023

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the interim period ended June 30, 2011:

	Fair Value Measurement Using Level 3 Inputs
	Derivative warrants	Total

Balance, December 31, 2010	$138,143	$138,143
Total gains or losses (realized/unrealized)
Included in net (income) loss	(128,120)	(128,120)
Included in other comprehensive income	-	-
Purchases, issuances and settlements	-	-
Transfers in and/or out of Level 3	-	-
Balance, June 30, 2011	$10,023	$10,023

We have no other assets or liabilities measured at fair value on a recurring basis or a non-recurring basis, consequently, we did not have any fair value adjustments for assets and liabilities measured at fair value at June 30, 2011 or December 31, 2010; no gains or losses are reported in the consolidated statement of income and comprehensive income (loss) that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended June 30, 2011 or 2010.

Fair value of non-financial assets or liabilities measured on a recurring basis

The Company identifies potentially excess and slow-moving inventories by evaluating turn rates, inventory levels and other factors.  Excess quantities are identified through evaluation of inventory aging, review of inventory turns and historical sales experiences. The Company provides the lower of cost or market reserves for such identified excess and slow-moving inventories. The Company establishes a reserve for inventory shrinkage, if any, based on the historical results of physical inventory cycle counts.

Carrying value, recoverability and impairment of long-lived assets

We have adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. Our long-lived assets, which include property, plant and equipment, and land use right are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

We assess the recoverability of long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.

We determined that there were no impairments of long-lived assets as of June 30, 2011 or December 31, 2010.

Marketable securities, available for sale

The Company follows Paragraphs 320-10-35-18 through 33 to assess whether an investment is impaired in each reporting period.  An investment is impaired if the fair value of the investment is less than its cost. Impairment indicators include, but are not limited to the following: a. a significant deterioration in the earnings performance, credit rating, asset quality, or business prospects of the investee; b. a significant adverse change in the regulatory, economic, or technological environment of the investee; c. a significant adverse change in the general market condition of either the geographic area or the industry in which the investee operates; d. a bona fide offer to purchase (whether solicited or unsolicited), an offer by the investee to sell, or a completed auction process for the same or similar security for an amount less than the cost of the investment; e. factors that raise significant concerns about the investee's ability to continue as a going concern, such as negative cash flows from operations, working capital deficiencies, or noncompliance with statutory capital requirements or debt covenants. If the fair value of an investment is less than its cost basis at the balance sheet date of the reporting period for which impairment is assessed, the impairment is either temporary or other than temporary. Pursuant to Paragraph 320-10-45-8A, in periods in which an entity determines that a security’s decline in fair value below its cost basis is other than temporary, the entity shall recognize and present the total other-than-temporary impairment in the statement of earnings with an offset for the amount of the total other-than-temporary impairment that is recognized in other comprehensive income, in accordance with paragraph 320-10-35-34D, if any. Pursuant to Paragraph 320-10-45-9A, an entity shall separately present, in the financial statement in which the components of accumulated other comprehensive income are reported, amounts recognized therein related to held-to-maturity and available-for-sale debt securities for which a portion of an other-than-temporary impairment has been recognized in earnings.

The Company values marketable securities using Australia quoted market prices on Apollo Mineral stock. At June 30, 2011, the estimated fair value of investment in Apollo Minerals was $2.1 million less than its original costs.  The Company intends to hold these shares and the management of the Company concluded the decline in the fair value was temporary and recorded the unrealized loss of marketable securities of $2,109,512 to other comprehensive income (loss) on the accompanying consolidated balance sheet at June 30, 2011 and a gain from foreign exchange rate change of $92,869 in other income.

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

We measured the fair value of the remaining derivative warrant liability at $10,023 at June 30, 2011 and recognized a gain of $76,897 on change in the fair value of the derivative warrants to purchase 186,306 shares of Company common stock for the six months then ended.

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

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.  Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

The Company’s significant estimates include allowance for doubtful accounts; foreign currency; the fair value of financial instruments; normal production capacity, inventory valuation and obsolescence; the carrying value and recoverability of long-lived assets, including the values assigned to and estimated useful lives of property, plant and equipment, and land use rights; revenue recognized or recognizable; sales returns and allowances; valued added tax and income tax provision.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

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

At June 30, 2011, we valued our marketable securities using Australia quoted market prices on Apollo Mineral stock. At June 30, 2011, the estimated fair value of investment in Apollo Minerals was $2.1 million less than its original costs. As the Company has no intent to sell these shares and it is more likely than not that the Company will not be required to sell these shares prior to recovery of its entire cost basis. The Company concluded the decline in the fair value was temporary and recorded the unrealized loss to other comprehensive income (loss) on the accompanying Consolidated Balance Sheet at June 31, 2011. As of June 31, 2011, the Company reported a $$2,109,512 change in unrealized loss on marketable securities as other comprehensive income (loss) and $92,869 gain from foreign exchange rate change in other income.

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

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This report contains forward-looking statements. The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. A list of factors that could cause our actual results of operations and financial condition to differ materially is set forth below, and these factors are discussed in greater detail under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010:

☐	We operate in cyclical industries and we experience volatile demand for our products.
☐	Our ability to operate our scrap metal recycling facility efficiently and profitably.
☐	Our ability to obtain sufficient capital to fund a potential expansion of our scrap metal recycling facility.
☐	Our ability to establish adequate management, legal and financial controls in the United States and the PRC.
☐	The availability to us of supplies of metal ore and scrap metal upon favorable terms.
☐	The availability of electricity to operate our scrap metal recycling facility.
☐	Fluctuations in raw material prices may affect our operating results as we may not be able to pass on cost increases to customers.
☐
The lack various legal protections in certain agreements to which we are a party which are customarily contained in similar   contracts prepared in the United States and which are material to our operations.

☐	Our dependence on our key management personnel.
☐	Our potential inability to meet the filing and internal control reporting requirements imposed by the SEC.
☐	The effect of changes resulting from the political and economic policies of the Chinese government on our assets and operations located in the PRC.
☐	The limitation on our ability to receive and use our revenues effectively as a result of restrictions on currency exchange in the PRC.
☐	The impact on future inflation in China on economic activity in China.
☐	Our ability to enforce our rights due to policies regarding the regulation of foreign investments in the PRC.
☐
The restrictions imposed under regulations relating to offshore investment activities by Chinese residents and the increased administrative burden we face and the creation of regulatory uncertainties that may limit or adversely affect our ability to complete any business combinations with our PRC-based subsidiaries.

☐	Our ability to comply with the United States Foreign Corrupt Practices Act which could subject us to penalties and other adverse consequences.
☐	The provisions of our articles of incorporation and bylaws which may delay or prevent a takeover which may not be in the best interests of our shareholders.
☐	Our controlling stockholders may take actions that conflict with your interests.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, to allow timely decisions regarding required disclosure.  Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2011.  Based on that evaluation, we have identified material weaknesses in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)).  These weaknesses involve insufficiently qualified accounting and other finance personnel with an appropriate level of U.S. GAAP knowledge and experience.  The general experience of our accounting and finance personnel and the experience of our Audit Committee Financial Expert are described in more detail below.  Solely as a result of these material weaknesses, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of June 30, 2011.

General Experience of Company Accounting and Finance Personnel

The people who are primarily responsible for preparing and supervising the preparation of the Company’s financial statements and evaluating the effectiveness of internal controls, all of whom are our employees, have responsibilities and qualifications as set forth below:

☐
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

☐
The Chief Accountant, who has served in this role since 2009, and obtained a bachelors degree in accounting from Henan Institute of Finance in 2005.  The Chief Accountant supervises the accounting, financial reporting and internal control functions.  Prior to joining our Company, the Chief Accountant spent eleven years as the financial manager of another PRC industrial company.

☐
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

☐
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

Remediation Plan
As a result of management’s audit of our internal controls, we are considering the costs and benefits associated with remediating our control deficiencies.  We are devoting significant resources to remediate, improve and document our disclosure controls and procedures and internal controls and procedures, including our recent engagement of a CPA consultant who has U.S. GAAP knowledge to assist in the preparation of our U.S. GAAP financial statements.  We are currently considering the following remediation options, or some combination thereof: (i) hiring additional personnel with sufficient U.S. GAAP experience and (ii) implementing ongoing training in U.S. GAAP requirements for our CFO and accounting and other finance personnel.  Our Audit Committee and Board of Directors recently approved the hiring of a professional services firm that has expertise in accounting and U.S. GAAP matters with publicly-traded companies.  No such firm has been engaged at this time, but we have identified several potential candidates and are in the process of interviewing them.

Changes in Internal Control
There were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Certain legal proceedings in which we are involved are discussed in Note 17 – “Commitments and Contingencies” to our notes to unaudited consolidated financial statements for the three-month period ended June 30, 2011, which is incorporated by reference.

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
101
Financial statements from the quarterly report on Form 10-Q of China Armco, Inc. for the quarter ended June 30, 2011, filed on August 15, 2011, formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements tagged as blocks of text.*

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

China Armco Metals, Inc.

Date: August 15, 2011	By:	/s/ Kexuan Yao
Kexuan Yao
CEO and Chairman
(Principal executive officer)

Date: August 15, 2011	By:	/s/ Fengtao Wen
Fengtao Wen
Chief Financial Officer
(Principal financial and accounting officer)