Form 10-Q
period 2011-09-30
China Armco Metals, Inc.
filed 2011-11-14
CIK 1410711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]    No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [   ]                                                                                  Accelerated filer [   ]
Non-accelerated filer (Do not check if a smaller reporting company) [   ]     Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [  ]       No [X]

As of November 11, 2011, 15,242,533 shares of common stock, par value $0.001, are issued and outstanding.

TABLE OF CONTENTS

Page No.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.	F-1

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	1

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	16

Item 4.	Controls and Procedures.	16

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.	18

Item 1A.	Risk Factors.	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	19

Item 3.	Defaults Upon Senior Securities.	19

Item 4.	(Removed and Reserved).	19

Item 5.	Other Information.	19

Item 6.	Exhibits.	19

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This Report contains forward-looking statements. The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. A list of factors that could cause our actual results of operations and financial condition to differ materially is set forth below, and these factors are discussed in greater detail under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010:

●	We operate in cyclical industries and we experience volatile demand for our products.
●	Our ability to operate our scrap metal recycling facility efficiently and profitably.
●	Our ability to obtain sufficient capital to fund a potential expansion of our scrap metal recycling facility.
●	Our ability to establish adequate management, legal and financial controls in the United States and the PRC.
●	The availability to us of supplies of metal ore and scrap metal upon favorable terms.
●	The availability of electricity to operate our scrap metal recycling facility.
●	Fluctuations in raw material prices may affect our operating results as we may not be able to pass on cost increases to customers.
●
The lack various legal protections in certain agreements to which we are a party which are customarily contained in similar   contracts prepared in the United States and which are material to our operations.

●	Our dependence on our key management personnel.
●	Our potential inability to meet the filing and internal control reporting requirements imposed by the SEC.
●	The effect of changes resulting from the political and economic policies of the Chinese government on our assets and operations located in the PRC.
●	The limitation on our ability to receive and use our revenues effectively as a result of restrictions on currency exchange in the PRC.
●	The impact on future inflation in China on economic activity in China.
●	Our ability to enforce our rights due to policies regarding the regulation of foreign investments in the PRC.
●
The restrictions imposed under regulations relating to offshore investment activities by Chinese residents and the increased administrative burden we face and the creation of regulatory uncertainties that may limit or adversely affect our ability to complete any business combinations with our PRC-based subsidiaries.

●	Our ability to comply with the United States Foreign Corrupt Practices Act which could subject us to penalties and other adverse consequences.
●	The provisions of our articles of incorporation and bylaws which may delay or prevent a takeover which may not be in the best interests of our shareholders.
●	Our controlling stockholders may take actions that conflict with your interests.

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

–	“Armco Shanghai” refers to Armco Metals (Shanghai) Holdings. Ltd., a wholly-owned foreign enterprise and limited liability company established under the laws of the People’s Republic of China.

–	“China Armco Metals,” “we,” “us” or “our” refers to China Armco Metals, Inc., a Nevada corporation, and its subsidiaries.

–	“Exchange Act” refers to Securities Exchange Act of 1934, as amended.

–	“Henan Armco” refers to Henan Armco & Metawise Trading Co., Ltd., a limited liability company established under the laws of the People’s Republic of China.

–	“Lianyungang Armco” refers to Armco (Lianyungang) Holdings, Ltd., a wholly-owned foreign enterprise and limited liability company established under the laws of the People’s Republic of China.

–	“SEC” refers to the United States Securities and Exchange Commission;

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

China Armco Metals, Inc. and Subsidiaries

September 30, 2011 and 2010

CHINA ARMCO METALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$1,149,281	$3,097,917
Pledged deposits	4,868,919	12,643,671
Marketable securities	2,090,702	2,890,380
Bank acceptance notes receivable	62,547	-
Accounts receivable	546,547	19,115,019
Inventories	14,165,312	10,439,831
Advance on purchases	17,482,079	6,509,846
Prepaid corporate income taxes-Armet	464,862	-
Prepayments and other current assets	1,578,027	4,729,935

Total Current Assets	42,408,276	59,426,599

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	37,166,495	34,633,639
Accumulated depreciation	(2,807,047)	(761,515)

PROPERTY, PLANT AND EQUIPMENT, net	34,359,448	33,872,124

LAND USE RIGHT
Land use right	2,417,485	2,338,289
Accumulated amortization	(195,999)	(153,965)

LAND USE RIGHT, net	2,221,486	2,184,324

Total Assets	$78,989,210	$95,483,047

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Loans payable	$9,914,750	$24,765,820
Banker's acceptance notes payable	1,563,673	4,174,355
Current maturities of capital lease obligation	761,350	727,756
Current maturities of long-term debt	3,909,182	4,537,342
Accounts payable	2,400,808	3,435,528
Advances received from Chairman and CEO	626,990	799,394
Customer deposits	11,283,565	1,345,304
Corporate income tax payable-HK	158,998	1,091,038
Accrued expenses and other current liabilities	5,536,070	6,316,568

Total Current Liabilities	36,155,386	47,193,105

CAPITAL LEASE OBLIGATION, net of current maturities	1,015,503	1,540,915

LONG-TERM DEBT, net of current maturities	-	3,781,119

DERIVATIVE LIABILITY	1,335	138,143

Total Liabilities	37,172,224	52,653,282

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value, 74,000,000 shares authorized, 15,045,656 and 14,840,948 shares issued and outstanding, respectively	15,046	14,841
Additional paid-in capital	29,568,913	28,966,596
Retained earnings	10,876,925	12,711,039
Accumulated other comprehensive income (loss):
Change in unrealized loss on marketable securities	(1,594,654)	(506,278)
Foreign currency translation gain	2,950,756	1,643,567

Total Stockholders' Equity	41,816,986	42,829,765

Total Liabilities and Stockholders' Equity	$78,989,210	$95,483,047

See accompanying notes to the consolidated financial statements.

CHINA ARMCO METALS, INC. AND SUBSIDIARIES
Consolidated ONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Three Months
	Ended	Ended
	September 30, 2011	September 30, 2010
	(Unaudited)	(Unaudited)

NET REVENUES	$16,098,439	$18,682,407

COST OF GOODS SOLD	15,288,243	17,768,877

GROSS PROFIT	810,196	913,530

OPERATING EXPENSES:
Selling expenses	312,685	154,168
Professional fees	118,348	182,803
General and administrative expenses	777,201	693,672
Operating cost of Armet idle manufacturing facility	525,476	-

Total operating expenses	1,733,710	1,030,643

LOSS FROM OPERATIONS	(923,514)	(117,113)

OTHER (INCOME) EXPENSE:
Interest income	(57,039)	-
Interest expense	400,775	75,563
Gain from foreign currency rate change on marketable securities	(288,698)
Foreign currency transaction loss	93,871	-
Change in fair value of derivative liability	(8,688)	13,215
Loan guarantee expense	13,667	93,749
Other (income) expense	(26,749)	84,523

Total other (income) expense	127,139	267,050

LOSS BEFORE INCOME TAXES	(1,050,653)	(384,163)

INCOME TAX PROVISION	48,408	15,531

NET LOSS	(1,099,061)	(399,694)

OTHER COMPREHENSIVE INCOME (LOSS):
Change in unrealized loss of marketable securities	514,858	-
Foreign currency translation gain (loss)	420,577	687,549

COMPREHENSIVE INCOME (LOSS)	$(163,626)	$287,855

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:

# Net loss per common share - basic and diluted	$(0.07)	$(0.03)

Weighted Average Common Shares Outstanding - basic and diluted	15,373,535	15,266,783

 See accompanying notes to the consolidated financial statements.

CHINA ARMCO METALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Nine Months
	Ended	Ended
	September 30, 2011	September 30, 2010
	(Unaudited)	(Unaudited)

NET REVENUES	$96,751,229	$44,258,579

COST OF GOODS SOLD	91,422,865	42,589,285

GROSS PROFIT	5,328,364	1,669,294

OPERATING EXPENSES:
Selling expenses	854,733	876,265
Professional fees	747,153	522,725
General and administrative expenses	2,545,577	1,555,744
Operating cost of Armet idle manufacturing facility	1,425,262	-

Total operating expenses	5,572,725	2,954,734

LOSS FROM OPERATIONS	(244,361)	(1,285,440)

OTHER (INCOME) EXPENSE:
Interest income	(86,423)	(2,284)
Interest expense	1,364,203	157,106
Gain from foreign currency rate change on marketable securities	(288,698)
Foreign currency transaction loss	1,002	-
Gain from vendor price adjustment	-	(963,259)
Change in fair value of derivative liability	(136,808)	(92,912)
Loan guarantee expense	148,666	125,332
Other (income) expense	296,532	(62,724)

Total other (income) expense	1,298,474	(838,741)

LOSS BEFORE INCOME TAXES	(1,542,835)	(446,699)

INCOME TAX PROVISION	291,279	147,403

NET LOSS	(1,834,114)	(594,102)

OTHER COMPREHENSIVE INCOME (LOSS):
Change in unrealized loss of marketable securities	(1,088,376)	-
Foreign currency translation gain (loss)	1,307,189	790,597

COMPREHENSIVE INCOME (LOSS)	$(1,615,301)	$196,495

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:

# Net loss per common share - basic and diluted	$(0.12)	$(0.04)

Weighted Average Common Shares Outstanding - basic and diluted	15,348,828	13,309,075

 See accompanying notes to the consolidated financial statements.

CHINA ARMCO METALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Year Ended December 31, 2010 and for the Interim Period Ended September 30, 2011
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

CHINA ARMCO METALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Year Ended December 31, 2010 and for the Interim Period Ended September 30, 2011
(Unaudited)

Common Stock, $0.001 Par Value				Accumulated Other Comprehensive Income (Loss)
Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Change in Unrealized Loss on Marketable Securities	Foreign Currency Translation Gain	Total Stockholders' Equity

Issuance of common stock to China Direct Industries, Inc. for consulting services	80,000	80	392,720				392,800

Issuance of common stock to Bespoke for consulting services	22,500	23	78,502				78,525

Loan guarantee services received and shares vested from common shares issued to Chaoyang Steel on June 11, 2010 for 5 year loan guarantee services expiring June 30, 2016	66,666	67	244,930				244,997

Issuance of restricted stock to Director pursuant to 2009 Stock Incentive Plan for future services valued at $3.28 per share granted on September 16, 2010	6,250	6	19,494				19,500

Issuance of restricted stock to Director pursuant to 2009 Stock Incen tive Plan for future services valued at $3.28 per share granted on September 16, 2010			(19,500)				(19,500)

Amortization of deferred compensation			244,043				244,043

Issuance of stock options to an employee pursuant to 2009 Stock Incentive Plan for services on October 6, 2010			138,000				138,000

Comprehensive income (loss)
Net loss				(2,225,876)			(2,225,876)
Change in unrealized loss on marketable securities					(506,278)		(506,278)
Foreign currency translation gain						1,345,886	1,345,886

Total comprehensive income (loss)							(1,386,268)

Balance, December 31, 2010	14,840,948	14,841	28,966,596	12,711,039	(506,278)	1,643,567	42,829,765

CHINA ARMCO METALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Year Ended December 31, 2010 and for the Interim Period Ended September 30, 2011
(Unaudited)

Common Stock, $0.001 Par Value				Accumulated Other Comprehensive Income (Loss)
Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Change in Unrealized Loss on Marketable Securities	Foreign Currency Translation Gain	Total Stockholders' Equity

Loan guarantee services received and shares vested from common shares issued to Chaoyang Steel on June 11, 2010 for 5 year loan guarantee services expiring June 30, 2016	33,333	33	89,633				89,666

Issuance of common stock to an employee pursuant to 2009 Stock Incentive Plan for services valued at $3.38 per share granted on October 6, 2010	55,378	55	187,125				187,180

Issuance of common stock to HCI for consulting services for first quarter 2011	10,800	11	29,040				29,051

Issuance of common shares to an employee for future services	10,000	10	27,390				27,400

Issuance of common shares to an employee for future services		-	(27,400)				(27,400)

Amortization of deferred employee services			199,176				199,176

Loan guarantee services received and shares vested from common shares issued to Chaoyang Steel on June 11, 2010 for 5 year loan guarantee services expiring June 30, 2016	33,333	34	45,299				45,333

Issuance of common stock to HCI for consulting services for second quarter 2011	10,800	11	14,677				14,688

Loan guarantee services received and shares vested from common shares issued to Chaoyang Steel on June 11, 2010 for 5 year loan guarantee services expiring June 30, 2016	33,333	33	13,634				13,667

Issuance of common shares for conversion of accrued expenses-Director cash compensation	17,731	18	23,742				23,760

Comprehensive income (loss)
Net Loss				(1,834,114)			(1,834,114)
Change in unrealized loss on marketable securities					(1,088,376)		(1,088,376)
Foreign currency translation gain						1,307,189	1,307,189

Total comprehensive income (loss)							(1,615,301)

Balance, September 30, 2011	15,045,656	$15,046	$29,568,913	$10,876,925	$(1,594,654)	$2,950,756	$41,816,986

See accompanying notes to the consolidated financial statements.

 CHINA ARMCO METALS, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months	For the Nine Months
	Ended	Ended
	September 30, 2011	September 30, 2010
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,834,114)	$(594,102)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation expense	2,022,523	215,021
Amortization expense	36,819	35,154
Change in fair value of derivative liability	(136,808)	(92,912)
Gain on foreign currency exchange rate change on investment	(288,698)
Stock based compensation	391,582	666,850
Changes in operating assets and liabilities:
Bank acceptance notes receivable	(62,547)	-
Accounts receivable	18,749,355	7,783,326
Inventories	(3,380,020)	(8,739,169)
Advance on purchases	(10,751,746)	2,218,802
Prepaid value added taxes	-	(1,105,337)
Prepayments and other current assets	2,831,681	(1,618,928)
Accounts payable	(1,131,872)	9,790,481
Customer deposits	4,976,595	(238,856)
Taxes payable	(932,028)	(2,159,178)
Accrued expenses and other current liabilities	4,156,323	768,370

NET CASH PROVIDED BY OPERATING ACTIVITIES	14,647,045	6,929,522

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from release of pledged deposits	44,816,917	4,966,481
Payment made towards pledged deposits	(36,628,416)	(7,253,611)
Investment in Apollo Mineral	-	(3,396,658)
Purchases of property and equipment	(1,385,735)	(12,905,775)

NET CASH USED IN INVESTING ACTIVITIES	6,802,766	(18,589,563)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	59,785,871	18,347,925
Repayment of loans payable	(74,972,981)	(27,299,502)
Banker's acceptance notes payable	(2,752,064)	-
Repayment of capital lease obligation	(568,656)	-
Proceeds from long-term debt	-	1,492,961
Repayment of long-term debt	(4,691,018)	(2,239,441)
Advances from (repayment to) Chairman and CEO	(172,404)	1,494,741
Sales of common stock and warrants, net of offering costs		22,303,733

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(23,371,252)	14,100,417

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(27,195)	369,646

NET CHANGE IN CASH	(1,948,636)	2,810,022

Cash at beginning of period	3,097,917	743,810

Cash at end of period	$1,149,281	$3,553,832

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$1,364,203	$157,106
Income taxes paid	$1,223,999	$41,726

NON CASH FINANCING AND INVESTING ACTIVITIES:
Accrued director cash compensation paid in common shares in lieu of cash	$23,760	$-
Accrued employee compensation paid in common shares in lieu of cash	$187,180	$-

See accompanying notes to the consolidated financial statements.

China Armco Metals, Inc. and Subsidiaries
September 30, 2011 and 2010
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

Principles of consolidation

The consolidated financial statements include all accounts of Armco Metals, Armco HK, Armet, Henan Armco and Lianyungang Armco as of September 30, 2011 and 2010 and for the interim periods then ended; all accounts of Armco Shanghai as of September 30, 2011 and 2010, for the interim period ended September 30, 2011 and for the period from July 16, 2010 (inception) through September 30, 2010.  All inter-company balances and transactions have been eliminated.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.   These reclassifications had no effect on reported losses.

Use of estimates and assumptions

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

The Company’s significant estimates and assumptions include the fair value of financial instruments; allowance for doubtful accounts; normal production capacity, inventory valuation and obsolescence; the carrying value, recoverability and impairment, if any, of long-lived assets, including the values assigned to and the estimated useful lives of property, plant and equipment, and land use rights; interest rate; revenue recognized or recognizable; sales returns and allowances; valued added tax rate, income tax rate and related tax provision, and foreign currency exchange rate.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

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

The Company’s loans payable, banker’s acceptance notes payable, capital lease obligation, and long-term debt approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at September 30, 2011 and December 31, 2010.

The Company’s Level 3 financial liabilities consist of the derivative warrant issued in July 2008 for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation.  The Company valued the automatic conditional conversion, re-pricing/down-round, change of control; default and follow-on offering provisions using a lattice model, with the assistance of a valuation specialist, for which management understands the methodologies.  These models incorporate transaction details such as Company stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of the date of issuance and each balance sheet date.

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

Level 1 financial assets – Marketable securities

The Company uses Level 1 of the fair value hierarchy to measure the fair value of the marketable securities and marks the available for sale marketable securities at fair value in the statement of financial position at each balance sheet date and reports the unrealized holding gains and losses for available-for-sale securities in other comprehensive income (loss) until realized.

Level 3 financial liabilities – Derivative warrant liabilities

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

Accounts receivable and allowance for doubtful accounts

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

The Company did not employ foreign currency forward contracts to convert unforeseeable foreign currency exchange rates to fixed foreign currency exchange rates for the interim period ended September 30, 2011 or 2010.

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

The Company valued the fair value of the remaining derivative warrant liability at $1,335 at September 30, 2011 and recognized a gain of $136,808 on change in the fair value of the derivative warrants to purchase 186,306 shares of Company common stock for the interim period then ended.

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

Revenue recognition

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.  In addition to the aforementioned general policy, the following are the specific revenue recognition policies for each major category of revenue:

(i) Import, export and distribution of ferrous and non-ferrous ore, metals and processed scrap metal:  The Company derives its revenues from sales contracts with customers with revenues being generated upon the shipment of merchandise.  Persuasive evidence of an arrangement is demonstrated via sales invoice or contract; product delivery is evidenced by warehouse shipping log as well as a signed bill of lading from the vessel or rail company and title transfers upon shipment, based on free on board (“FOB”) warehouse terms; the sales price to the customer is fixed upon acceptance of the signed purchase order or contract and there is no separate sales rebate, discount, or volume incentive.  When the Company recognizes revenue, no provisions are made for returns because, historically, there have been very few sales returns and adjustments that have impacted the ultimate collection of revenues.

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

Based on an assessment of the factors discussed above, the management of the Company determined the relevant subsidiaries’ local currencies to be their respective functional currencies.

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

	September 30, 2011	December 31, 2010	September 30, 2010	December 31, 2009

Balance sheet	6.3952	6.6118	6.6981	6.8372

Statement of operations and comprehensive income (loss)	6.4972	6.7788	6.8164	6.8409

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

The following table shows the potentially outstanding dilutive common shares excluded from the diluted net income (loss) per common share calculation for the interim period ended September 30, 2011 and 2010 as they were anti-dilutive:

	Potentially outstanding dilutive common shares
	For the Interim Period Ended September 30, 2011	For the Interim Period Ended September 30, 2010

Warrants issued on August 1, 2008 in connection with the Company’s August 1, 2008 equity financing inclusive of non-derivative warrants to purchase 1,031,715 shares and derivative warrants to purchase 186,306 shares at $5.00 per share expiring five (5) years from date of issuance	1,218,021	1,218,021

Warrants issued on April 20, 2010 in connection with the Company’s April 20, 2010 equity financing inclusive of warrants to purchase 1,538,464 shares to the investors and warrants to purchase 76,923 shares to the placement agent at $7.50 per share expiring five (5) years from date of issuance	1,615,387	1,615,387

Sub-total - Warrants	2,833,408	2,833,408

Options issued on October 5, 2010 to an employee to purchase 40,000 common shares exercisable at $5.00 per share expiring five (5) years from the date of issuance	40,000	-

Sub-total - Options	40,000	-

Total potentially outstanding dilutive common shares	2,873,408	2,833,408

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

Recently issued accounting pronouncements

In May 2011, the FASB issued the FASB Accounting Standards Update No. 2011-04 “Fair Value Measurement” (“ASU 2011-04”).  This amendment and guidance are the result of the work by the FASB and the IASB to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (IFRSs).

This update does not modify the requirements for when fair value measurements apply; rather, they generally represent clarifications on how to measure and disclose fair value under ASC 820, Fair Value Measurement, including the following revisions:

●
An entity that holds a group of financial assets and financial liabilities whose market risk (that is, interest rate risk, currency risk, or other price risk) and credit risk are managed on the basis of the entity’s net risk exposure may apply an exception to the fair value requirements in ASC 820 if certain criteria are met. The exception allows such financial instruments to be measured on the basis of the reporting entity’s net, rather than gross, exposure to those risks.

●	In the absence of a Level 1 input, a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability consistent with the unit of account.

●	Additional disclosures about fair value measurements.

The amendments in this Update are to be applied prospectively and are effective for public entity during interim and annual periods beginning after December 15, 2011.

In June 2011, the FASB issued the FASB Accounting Standards Update No. 2011-05 “Comprehensive Income (“ASU 2011-05”), which was the result of a joint project with the IASB and amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders’ equity. Instead, the new guidance now gives entities the option to present all non-owner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income.

The amendments in this Update should be applied retrospectively and are effective for public entity for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 – PLEDGED DEPOSITS

Pledged deposits consist of amounts held in financial institutions for (i) outstanding letters of credit and (ii) open banker’s acceptance notes payable maturing between three (3) to nine (9) months from the date of issuance.  Pledged deposits at September 30, 2011 and December 31, 2010 consisted of the following:

	September 30, 2011	December 31, 2010
Armco HK
Letters of credit (i)	$184,315	$427,553

Sub-total – Armco HK	184,315	427,553

Armet
Bank acceptance notes payable (ii)	1,563,673	1,906,684

Deposit for collateral short term loans (iii)	2,501,876	7,135,727

Sub-total – Armet	4,065,549	9,041,411

Henan Armco
Letters of credit (iv)	619,055	3,174,707

Sub-total – Henan Armco	619,055	3,174,707

	$4,868,919	$12,643,671

(i)
$104,610 was released to Armco HK as part of the payment toward fulfilled letters of credit in October 2011 and the remaining balance of $79,705 is to be released to the Company as part of the payment toward outstanding letters of credit when those letters of credit mature, ranging from November 15, 2011 through December 30, 2011.

(ii)	$1,563,673 released to the Company when the related banker’s acceptance note payable matured and paid on November 3, 2011.

(iii)	$2,501,876 is to be released to the Company for future payment of short term loans.

(iv)
$20,195 was released to the Company as part of the payment toward fulfilled letters of credit in October 2011 and the remaining balance of $598,860 is to be released to the Company as part of the payment toward outstanding letters of credit when those letters of credit mature, ranging from November  15, 2011 through January 25, 2012.

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

The Company values marketable securities using Australia quoted market prices on Apollo Mineral stock. At September 30, 2011, the estimated fair value of the investment in Apollo Minerals was approximately $1.6 million less than its original costs.  The Company intends to hold these shares and the management of the Company concluded that the decline in the fair value was temporary and recorded the unrealized loss of marketable securities to other comprehensive income (loss) in the accompanying consolidated balance sheets and a gain from foreign currency transaction gain (loss) in other income in the accompanying consolidated statements of operations and comprehensive income (loss).

The table below provides a summary of the changes in the fair value of marketable securities, available for sale measured at fair value on a recurring basis using Level 1 of the fair value hierarchy to measure the fair value during the interim period ended September 30, 2011:

	Fair Value Measurement Using Level 1 Inputs
	Original cost	Accumulated Foreign Currency Transaction Gain (Loss)	Other Comp. Loss - Change in Unrealized Loss	Fair Market Value

Balance, December 31, 2009	$-	$-	-	$-
Purchases, issuances and settlements	3,396,658	-	-	3,396,658

Total gains or losses (realized/unrealized) included in:
Net Loss: Gain (loss) on foreign currency rate change		-	-	-
Other comprehensive income (loss): Changes in unrealized loss		-	(506,278)	(506,278)
Balance, December 31, 2010	3,396,658	-	(506,278)	2,890,380
Purchases, issuances and settlements	-	-	-	-

Total gains or losses (realized/unrealized) included in:
Net Loss: Gain (loss) on foreign currency rate change		288,698	-	288,698
Other comprehensive income (loss): Changes in unrealized loss		-	(1,088,376)	(1,088,376)
Balance, September 30, 2011	$3,396,658	$(288,698)	$(1,594,654)	$2,090,702

NOTE 5 – ACCOUNTS RECEIVABLE

Accounts receivable at September 30, 2011 and December 31, 2010 consisted of the following:

	September 30, 2011	December 31, 2010

Accounts receivable	$546,547	$19,115,019

Allowance for doubtful accounts	(-)	(-)

	$546,547	$19,115,019

NOTE 6 – INVENTORIES

Inventories at September 30, 2011 and December 31, 2010 consisted of the following:

	September 30, 2011		December 31, 2010

Raw materials	$6,515,599	*	$1,925,159	*

Finished goods	7,649,713	*	4,719,339	*

Purchased merchandise for resale	-		3,795,333

	$14,165,312		$10,439,831

* Armet’s raw materials and finished goods are collateralized for loans from the Bank of Communications Lianyungang Branch.

Raw materials consisted of scrap metals to be processed and finished goods are comprised of all of the processed scrap metal at Armet.  Due to the short duration time for the processing of its scrap metal, there was no material work-in-process inventory at September 30, 2011 or December 31, 2010. Armet’s raw materials at September 30, 2011 represented approximately one month production usage.

Purchased merchandise for sale is comprised of all of the metal ores to be resold through the distribution business at Armco HK and Henan, all of which were sold and delivered to the customers. There was no balance of purchased merchandise for sale as of September 30, 2011.

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, stated at cost, less accumulated depreciation at September 30, 2011 and December 31, 2010 consisted of the following:

	Estimated Useful Life (Years)	September 30, 2011	December 31, 2010

Buildings and leasehold improvements (i)	20	$22,252,400	$21,426,672
Construction in progress		-	32,682
Machinery and equipment	7	13,472,953	11,954,005
Vehicles	5	1,187,899	1,034,961
Office equipment	5-8	253,243	185,319

		37,166,495	34,633,339

Less accumulated depreciation (ii)		(2,807,047)	(761,515)

		$34,359,448	$33,872,124

(i)           Capitalized interest

For the interim periods ended September 30, 2011 and 2010, the Company capitalized $0 and $257,020 of interest to fixed assets, respectively.

(ii)           Depreciation and amortization expense

Depreciation and amortization expense for the interim periods ended September 30, 2011 and 2010 was $1,922,076, and $219,121, respectively.

NOTE 8 – LAND USE RIGHT

Land use right, stated at cost, less accumulated amortization at September30, 2011 and December 31, 2010, consisted of the following:

	September 30, 2011	December 31, 2010

Land use right	$2,417,485	$2,338,289

Accumulated amortization	(195,999)	(153,965)

	$2,221,486	$2,184,324

Amortization expense

Amortization expense for the interim periods ended September 30, 2011 and 2010 was $36,241 and $34,544 respectively.

NOTE 9 – LOANS PAYABLE

Loans payable at September 30, 2011 and December 31, 2010 consisted of the following:

	September 30, 2011	December 31, 2010

Armco HK

Loan payable to RZB Austria Finance (Hong Kong) Limited, collateralized by certain of the Company’s inventory, guaranteed by the Company’s Chairman and Chief Executive Officer, with interest at the bank’s cost of funds plus 200 basis points, per annum, payable monthly, with principal due and paid on January 26, 2011.	-	2,145,246

Loan payable to RZB Austria Finance (Hong Kong) Limited, collateralized by certain of the Company’s inventory, guaranteed by the Company’s Chairman and Chief Executive Officer, with interest at the bank’s cost of funds plus 200 basis points (2.87%) per annum, with principal and interest due and paid in full on October 25, 2011.	410,678	-

Loan payable to RZB Austria Finance (Hong Kong) Limited, collateralized by certain of the Company’s inventory, guaranteed by the Company’s Chairman and Chief Executive Officer, with interest at the bank’s cost of funds plus 200 basis points (2.94%) per annum, with principal and interest due and paid in full on November 11, 2011.	1,211,038	-

Loan payable to ING Bank, Hong Kong Branch, in the form of letters of credits, secured by (i) pledged deposits equal to 5% of the letters of credits, (ii) guarantee from China Armco Metals, Inc., (iii) guarantee by the Company’s Chairman and Chief Executive Officer, and (iv) assignment of specific receivables, with interest at the bank’s cost of funds plus 250 basis points, per annum, payable monthly with principal due and paid on January 3, 2011.	-	11,198,830

Loan payable to ING Bank, Hong Kong Branch, in the form of letters of credits, secured by (i) pledged deposits equal to 5% of the letters of credits, (ii) guarantee from China Armco Metals, Inc., (iii) guarantee by the Company’s Chairman and Chief Executive Officer, and (iv) assignment of specific receivables, with interest at the bank’s cost of funds plus 250 basis points (3.63%) per annum, payable monthly with principal due December 7, 2011.	702,250	-

Unsecured loan payable to Fremery Holdings, Ltd., with interest at 15% per annum, with principal and interest due March 26, 2011 and paid in full by March 23, 2011.	-	1,500,000

Sub-total - Armco HK	2,323,966	14,844,076

Armet

Loan payable to Bank of Communications, Lianyungang Branch, under trade credit facilities, collateralized by Armet inventories and guaranteed by the Company’s Chairman and Chief Executive Officer, with interest at 120% of the bank’s benchmark rate, payable monthly, with principal due from January 5, 2012 through March 28, 2012.	6,629,972	9,074,685

Loan payable to Bank of China, Lianyungang Branch, under trade credit facilities, guaranteed by the Company’s Chairman and Chief Executive Officer, with interest at 5.838%, per annum, payable monthly, with principal due and paid in full on October 28, 2011.	781,836	756,224

Sub-total – Armet	7,411,808	9,830,909

Henan Armco

Loan payable to Guangdong Development Bank Zhengzhou Branch, with interest at 4.5%, per annum, payable monthly, with principal due and paid March 21, 2011	-	90,835

Loan payable to Guangdong Development Bank Zhengzhou Branch, with interest at 5.8%, per annum, payable monthly, with principal due January 18, 2012	178,976	-

Sub-total – Henan Armco	178,976	90,835

	$9,914,750	$24,765,820

NOTE 10 – BANKER’S ACCEPTANCE NOTES PAYABLE

Banker’s acceptance notes payable at September 30, 2011 and December 31, 2010, consisted of the following:

	September 30, 2011	December 31, 2010

Armet

Banker’s acceptance notes payable matured and paid in full on November 3, 2011	$1,563,673	$4,174,355

	$1,563,673	$4,174,355

NOTE 11 – RELATED PARTY TRANSACTIONS

Advances from stockholder

From time to time, the Chairman, CEO and significant stockholder of the Company advance funds to the Company for working capital purpose.  Those advances are unsecured, non-interest bearing and due on demand.

Advances from stockholder at September 30, 2011 and December 31, 2010 consisted of the following:

	September 30, 2011	December 31, 2010

Advances from chairman, chief executive officer and stockholder	$626,990	$799,394

	$626,990	$799,394

Operating lease from Chairman, CEO and Stockholder

On January 1, 2006, Henan entered into a non-cancellable operating lease for its 176.37 square meter commercial office space in the City of Zhengzhou, Henan Province, PRC from the Chairman, Chief Executive Officer and significant stockholder of the Company for RMB10,000 per month, which expired on December 31, 2008 and has been extended through December 31, 2011.  Total lease payments for the interim periods ended September 30, 2011 and 2010 amounted to RMB90,000 (equivalent to $13,852 and $13,203).  Future minimum lease payments required under the non-cancelable operating lease are RMB30,000 per year (equivalent to $4,691) for 2011.

NOTE 12 – CAPITAL LEASE OBLIGATION

Capital lease obligation at September 30, 2011 and December 31, 2010 consisted of the following:

	September 30, 2011	December 31, 2010

Armet

Capital lease obligation to a financing company for a term of three (3) years, collateralized by all of Armet’s machinery and equipment, with interest at 11.8% per annum, with principal and interest due and payable in monthly installment of RMB497,897 (approximately $75,304) on the 23rd of each month.	$1,776,853	$2,268,671

Less current maturities	(761,350)	(727,756)

CAPITAL LEASE OBLIGATION, net of current maturities	$1,015,503	$1,540,915

The future minimum payments under this capital lease obligation at September 30, 2011 were as follows:

Year ending December 31:

2011 (remainder of the year)	$234,851

2012	939,403

2013	861,119

Total capital lease obligation payments	2,035,732

Less amounts representing interest	(258,519)

Present value of total future capital lease obligation payments	1,776,853

Less current maturities of capital lease obligation	(761,350)

Capital lease obligation, net of current maturities	$1,015,503

NOTE 13 – LONG-TERM DEBT

Long-term debt at September 30, 2011 and December 31, 2010 consisted of the following:

	September 30, 2011	December 31, 2010

Armet

Long-term debt due to Bank of China, Lianyungang Branch, collateralized by all of Armet’s building and land use right, with interest at 5.40% per annum payable monthly, with the remaining principal of RMB25,000,000 ($3,909,182) due August 25, 2012.	$3,909,182	$8,318,461

Less current maturities	(3,909,182)	(4,537,342)

LONG-TERM DEBT, net of current maturities	$-	$3,781,119

NOTE 14 – DERIVATIVE INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

(i) Warrants issued in 2008

Description of warrants and fair value on date of grant

In connection with the four (4) rounds of private placements from July 25, 2008 through August 8, 2008 (the “2008 Unit Offering”), the Company issued (i) warrants to purchase 2,486,649 common shares of the Company to the investors and (ii) warrants t purchase 242,264 common shares of the Company to the brokers, or 2,728,913 common shares in aggregate (“2008 Warrants”) with an exercise price of $5.00 per share expiring on August 31, 2013, all of which have been earned upon issuance.  The fair value of 2008 warrants, estimated on the date of grant, was $5,097,404, which was originally recorded as additional paid-in capital and the remaining balance of the net proceeds of $1,523,277 has been assigned to common stock, using the Black-Scholes option-pricing model with the following weighted-average assumptions:

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

Valuation of derivative liability

(a)	Valuation methodology

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

Based on these features, there are two primary events that can occur; the Holder exercises the Warrants or the Warrants are held to expiration. The model analyzed the underlying economic factors that influenced which of these events would occur, when they were likely to occur, and the specific terms that would be in effect at the time (i.e. stock price, exercise price, volatility, etc.). Projections were then made on these underlying factors which led to a set of potential scenarios. As the result of the large Warrant overhang we accounted for the dilution affects, volatility and market cap to adjust the projections.

Probabilities were assigned to each of these scenarios based on management projections. This led to a cash flow projection and a probability associated with that cash flow. A discounted weighted average cash flow over the various scenarios was completed to determine the value of the derivative warrant liability.

(b)	Valuation assumptions

The Company’s 2008 derivative warrants were valued with the following assumptions:

●             The underlying stock price was used as the fair value of the common stock on period end date;

●             The stock price would fluctuate with the CNAM projected volatility. The projected volatility curve for each valuation period was based on the historical volatility of 14 comparable companies in the metal/industrial metals industries;

●             The Holder would exercise the warrant at maturity if the stock price was above the exercise price;

●             Reset events projected to occur are based on no future projected capital needs;

●             The Holder would exercise the warrant as they become exercisable at target prices of $7.50 for the 2008 Offering, and lowering such target as the warrants approached maturity;

●             The probability weighted cash flows are discounted using the risk free interest rates.

The fair value of the 2008 derivative warrants were computed using the following assumptions at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010

Expected option life (year)	1.75	2.50

Expected volatility	97%	159%

Risk-free interest rate	0.25%	1.02%

Dividend yield	0.00%	0.00%

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

(c)	Fair value of derivative warrants

The table below provides a summary of the changes in the fair value, including net transfers in and/or out, of derivative warrants measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the interim period ended September 30, 2011:

	Fair Value Measurement Using Level 3 Inputs
	Derivative warrants Assets (Liability)	Total

Balance, December 31, 2010	$(138,143)	$(138,143)
Total gains or losses (realized/unrealized) included in:
Net income (loss)	136,808	136,808
Other comprehensive income (loss)	-	-
Purchases, issuances and settlements	-	-
Transfers in and/or out of Level 3	-	-
Balance, September 30, 2011	$(1,335)	$(1,335)

Extinguishment of derivative warrant liability

During the three months ended March 31, 2010, certain holders of 2008 warrants to purchase 1,031,715 shares of the Company’s common stock reached agreements with the Company effective as of January 1, 2010, whereby the Company waived its right to offer or sell additional shares of its common stock below $5.00 per share in the future and the 2008 warrant holders waived their anti-dilution or commonly known as most favored nation clause and no longer required derivative treatment, for which the Company reclassified $1,292,227 of the derivative warrant liability to additional paid-in capital.

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

Warrants outstanding

As of September 30, 2011 warrants to purchase 1,218,021 shares of Company common stock remain outstanding.

The table below summarizes the Company’s derivative warrant activity through September 30, 2011:

	2008 Warrant Activities				APIC	(Gain) Loss
	Derivative Shares	Non-derivative Shares	Total Warrant Shares	Fair Value of Derivative Warrants	Reclassification of Derivative Liability	Change in Fair Value of Derivative Liability

Derivative warrant at December 31, 2009	2,728,913	-	2,728,913	$(3,417,974)	$-	$166,025

Exercise of warrants	(5,000)	-	(5,000)	6,263	(6,263)	-

Exercise of warrants	(1,324,346)	-	(1,324,346)	1,658,748	(1,658,748)	-

Exercise of warrants – Cashless	(167,740)	-	(167,740)	210,095	(210,095)	-

Total warrant exercised	(1,497,086)	-	(1,497,086)	1,875,106	(1,875,106)	-

Extinguishment of warrant liability resulting from waiver of anti-dilution	(1,031,715)	1,031,715	-	1,292,227	(1,292,227)	-

Derivative warrants remaining	200,112	-	-	(250,641)	-	-

Mark to market	-	-		(321,752)	-	321,752

Derivative warrant at March 31, 2010	200,112	1,031,715	1,231,827	(572,393)	-	321,752

Exercise of warrants in April 20, 2010	(13,806)	-	(13,806)	21,229	(21,229)	-

Derivative warrants remaining	186,306	-	186,306	(551,164)	-	-

Mark to market	-	-		427,875	-	(427,875)

Derivative warrant at June 30, 2010	186,306	1,031,715	1,218,021	(123,289)	-	(106,123)

Mark to market	-	-		(13,211)	-	13,211

Derivative warrant at September 30, 2010	186,306	1,031,715	1,218,021	(136,500)	-	(92,912)

Mark to market	-	-		(1643)	-	1643

Derivative warrant at December 31, 2010	186,306	1,031,715	1,218,021	(138,143)	-	(91,269)

Mark to market	-	-		51,223	-	(51,223)

Derivative warrant at March 31, 2011	186,306	1,031,715	1,218,021	(86,920)	-	(51,223)

Mark to market				76,897		(76,897)

Derivative warrant at June 30, 2011	186,306	1,031,715	1,218,021	(10,023)		(128,120)

Mark to market				8,688		(8,688)

Derivative warrant at September 30, 2011	186,306	1,031,715	1,218,021	(1,335)		(136,808)

(ii) Warrants issued in April 2010

Description of warrants

In connection with the sale of 1,538,464 shares of its common stock at $6.50 per share or $10,000,016 in gross proceeds to nine (9) accredited and institutional investors on April 20, 2010, the Company issued warrants to purchase an additional 1,538,464 shares of its common stock with an exercise price of $7.50 per share (“2010 Warrants”) expiring five (5) years from date of grant exercisable commencing 181 days following the date of issuance.  At the closing of the private offering, the Company paid Rodman & Renshaw, LLC, a FINRA member firm that served as placement agent for the Company in the offering, (i) a fee of $500,000 as compensation for their services and (ii) a warrant to purchase 76,923 shares of the Company’s common stock with an exercise price of $7.50 per share expiring five (5) years from date of grant exercisable commencing 181 days following the date of issuance, as well as a $15,000 non-accountable expense allowance to one of the nine (9) investors in the offering.

Warrants valuation and related assumptions

The 2010 warrants were valued with the following assumptions:

●             The underlying NYSEAmex stock price $6.95 was used as the fair value of the common stock on April 20, 2010;

●             The stock price would fluctuate with the CNAM projected volatility. The projected volatility curve for each valuation period was based on the historical volatility of 14 comparable companies in the metal/industrial metals industries; At April 20, 2010 one (1) through five (5) years were 76%, 134%, 155%, 167% and 182%, respectively.

●             The Holder would exercise the warrant at maturity if the stock price was above the exercise price;

●             Reset events projected to occur are based on no future projected capital needs;

●             The Holder would exercise the warrants as they become exercisable at target prices of $11.25 for the 2010 Offering, and lowering such target as the warrants approaches maturity;

●             The probability weighted cash flows are discounted using the risk free interest rates.

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

Warrants outstanding

As of September 30, 2011 warrants to purchase 1,615,387 shares of its common stock remain outstanding.

(iii) Warrant activities

The table below summarizes the Company’s non-derivative warrant activities through September 30, 2011:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, December 31, 2009	2,723,913	$5.00	$5.00	$-	$-

Granted	1,615,387	7.50	7.50	2,483,938	-
Canceled for cashless exercise	(89,523)	- -	-	-	-

Exercised (Cashless)	(78,217)	-	-	-	-
Exercised	(1,338,152)	5.00	5.00	-	-
Expired	-	-	-	-	-
Balance, December 31, 2010	2,833,408	$5.00 - 7.50	$6.43	$-	$-

Granted	-	-	-	-	-
Canceled for cashless exercise	(-)	- -	-	-	-

Exercised (Cashless)	(-)	-	-	-	-
Exercised	(-)	-	-	-	-
Expired	-	-	-	-	-
Balance, September 30, 2011	2,833,408	$5.00 - 7.50	$6.43	$-	$-

Earned and exercisable, September 30, 2011	2,833,408	$5.00 - 7.50	$6.43	$-	$-

Unvested, September 30, 2011	-	$-	$-	$-	$-

The following table summarizes information concerning outstanding and exercisable warrants as of September 30, 2011:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$5.00	1,218,021	1.84	$5.00	1,218,021	1.84	$5.00

$7.50	1,615,387	3.56	$7.50	1,615,387	3.56	$7.50

$5.00 - $7.50	2,833,408	2.82	$6.43	2,833,408	2.82	$6.43

NOTE 15 – STOCKHOLDERS’ EQUITY

Sale of common stock

On April 20, 2010, the Company entered into a Securities Purchase Agreement with nine (9) accredited and institutional investors for the sale of 1,538,464 shares of its common stock at an offering price of $6.50 per share resulting in gross proceeds to the Company of $10,000,016.  At closing the Company issued the investors warrants to purchase an additional 1,538,464 shares of its common stock at an exercise price of $7.50 per share expiring five (5) years from the date of grant.  The warrants are exercisable commencing 181 days after the date of issuance.  The private offering, which was made under an exemption from the registration requirements of the Securities Act of 1933 in reliance on exemptions provided by Section 4(2) of that act and Rule 506 of Regulation D.  At closing, the Company paid Rodman & Renshaw, LLC, a FINRA member firm that served as placement agent for the Company in the offering, (i) a fee of $500,000 as compensation for its services and (ii) a warrant to purchase 76,923 shares of the Company’s common stock at an exercise price of $7.50 per share expiring five (5) years from the date of issuance which are exercisable commencing 181 days after the date of issuance, as well as a $15,000 non-accountable expense allowance to one (1) of the investors in the offering.  The Company intends to use the net proceeds from this offering for its working capital.

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

33,333 common shares each earned for quarter ended March 31, 2011, June 30, 2011 and September 30, 2011 were valued at $2.61, $1.36 and $0.41 per share, or $86,996, $45,333 and $135,667 in aggregate, which was recorded as loan guarantee expense and included in the consolidated statements of operations and comprehensive income (loss) for the relevant periods.

On November 19, 2010, the Company entered into an investor relations consulting agreement with HCI International Inc. expiring December 31, 2011.  Either party may terminate the agreement any time during the term of the contract.  Pursuant to the agreement the Company is required to pay the investor relation firm 3,600 shares of the Company’s restricted stock per month payable at the first of each month for the 12 month service period, or 43,200 shares in aggregate for 2011 investor relations services.  10,800 shares per quarter were valued at $1.36 per share, or $14,688 in aggregate and $2.69 per share, or $29,051 in aggregate and recorded as investor relations expense for the quarterly period ended March 31, 2011 and June 30, 2011, respectively. The Company did not issue any shares to HCI for quarter ending September 30, 2011.

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

Stock incentive plan as amended

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

On October 5, 2010, the Company awarded a stock option to purchase 40,000 shares of the Company’s common stock exercisable at $5.00 per share expiring five (5) years from the date of grant to an employee in conjunction with his employment agreement as the Company's Director of Administration, vested upon grant.  The fair value of option granted, estimated on the date of grant, was $138,000, using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected option life (year)	5.00

Expected volatility	187%

Risk-free interest rate	1.21%

Dividend yield	0.00%

The Company recorded the entire amount of $138,000 as stock based compensation expense on the date of grant.

On January 25, 2011, the Company issued 55,378 shares of its common shares to certain of its employees for their 2010 services of approximately $187,180 in lieu of cash, which was recorded as compensation expenses in 2010 and credited the same to the accrued expenses at December 31, 2010.

On March 29, 2011, the Company awarded 10,000 shares of the Company’s common stock to an employee for his 2011 employment service vesting on July 1, 2011. These shares were valued at $2.74 per share or $27,400 on the date of grant and are being amortized over the service period of one year in 2011. $20,550 was recorded as stock based compensation expense for the interim period ended September 30, 2011.

The table below summarizes the Company’s Amended and Restated 2009 Stock Incentive Plan activities as of September 30, 2011:

	Number of Shares or Options	Fair Value at Date of Grant

Balance, December 31, 2009	206,250	$676,500

Granted – shares	6,250	19,500
Canceled – shares	-	-
Granted – options	40,000	138,000
Canceled – options	-	-
Balance, December 31, 2010	252,500	834,000

Granted – shares	65,378	214,580
Canceled – shares	-	-
Granted – options	-	-
Canceled – options	-	-
Balance, September 30, 2011	317,878	$1,048,580

Vested, September 30, 2011	232,047	768,399

Unvested, September 30, 2011	85,831	$280,181

As of September 30, 2011, there were 1,882,122 shares of common stock remaining available for issuance under the Amended and Restated 2009 Stock Inceptive Plan.

NOTE 16 – OPERATING COST OF IDLE MANUFACTURING FACILITY

Armet’s manufacturing facility is idle from time to time depending upon market conditions.  Total operating costs of the idle manufacturing facility, including salary and wages, payroll tax and benefits, materials, depreciation and other operating costs of maintaining the manufacturing facility, were $1,425,262 for the interim period ended September 30, 2011.  There were no operating costs of the idle manufacturing facility for the interim period ended September 30, 2010 as Armet did not complete the construction of its manufacturing facility and commence operations until the end of September 2010.

NOTE 17 – COMMITMENTS AND CONTINGENCIES

Uncommitted trade credit facilities

The Company entered into uncommitted trade credit facilities with certain financial institutions.  Substantially all of the uncommitted trade credit facilities were guaranteed by Mr. Yao, the Company’s chairman, Chief Executive Officer and principal stockholder.  The uncommitted trade credit facilities at September 30, 2011 were as follows:

	Date of Expiration	Total Facilities	Facilities Used	Facilities Available

Armco HK

DBS (Hong Kong) Limited (i)(*)	August 26, 2011	$20,000,000	$680,000	$19,320,000

ING Bank, N.V. Hong Kong Branch (ii)	July 28, 2012	30,000,000	1,489,000	28,511,000-

RZB (Beijing) Branch (iii)(*)	October 31, 2011	15,000,000	798,000	14,202,000

Sub-total - Armco HK		65,000,000	2,967,000	62,003,000

Henan Armco

Guangdong Development Bank Zhengzhou Branch (iv)	June 17, 2012	10,945,709	681,460	10,264,249

China CITIC Bank Zhengzhou Branch (v)	April 26, 2012	7,818,364	0.00	7,818,364

China Minsheng Bank Zhengzhou Branch (vi)(*)	October 13, 2011	3,127,346	2,558,5000	568,846

Sub-total – Henan Armco		21,891,489	3,236,960	18,651,459

Armet

Bank of China Lianyungang Branch (vii)	September 3, 2012	10,945,709	3,909,182	7,036,527

Bank of China Lianyungang Branch (viii)(*)	October 29, 2011	3,127,346	781,836	2,345,509

Bank of Communications Lianyungang Branch (ix)	June 30, 2013	11,258,444	6,629,972	4,628,471

Sub-total – Armet		25,331,499	11,320,990	14,010,507

		$112,222,918	$17,527,950	$94,694,966

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

(ii) On July 29, 2011, Armco HK obtained a $30,000,000 line of credit from ING Bank Hong Kong Branch for issuance of letters of credit to finance the purchase of metal ore along with a sub-limit facility for freight advance of $3,000,000.  The letters of credit require the Company to pledge cash equal to 5% of the letter of credit, subject to increase by the lender in the event of price fluctuations and market demand while the letter of credit remains open.  The Company pays interest at the lender’s cost of funds plus 250 basis points per annum on issued letters of credit in addition to an export bill collection commission equal to 1/4% of the first $50,000 and 1/16% of the balance for each issuance.  Amounts advanced under this line of credit are repaid from the proceeds of the sale of metal ore.  The lender may terminate the facility at anytime at its sole discretion. The facility is secured by the Company’s restricted cash deposit in the minimum amount of 5% of the letter of credit amount, the Company’s guarantee, the guarantee of Mr. Kexuan Yao and a security interest in the contract for the purchase of the ore for which the letter of credit has been issued and the contract for the sale of the ore. (iii) On July 23, 2010, Armco HK entered into Amendment No. 1 to the March 25, 2010 uncommitted Trade Finance Facility with RZB Austria Finance (Hong Kong) Limited.  The amendment provides for the issuance of $15,000,000 of commercial letters of credit in connection with the purchase of metal ore, an increase of $5,000,000 over the amounts provided for in the March 25, 2010 facility.  The Company pays interest at 200 basis points per annum plus the lender’s cost of funds per annum on issued letters of credit in addition to fees upon issuance of the letter of credit of 1/16% for issuance commissions, negotiation commissions, commission-in-lieu and collection commissions.  Amounts advanced under this facility are repaid from the proceeds of the sale of metal ore.  The lender may, however, terminate the facility at anytime or at its sole discretion upon the occurrence of any event which causes a material market disruption in respect of unusual movement in the level of funding costs to the lender or the unusual loss of liquidity in the funding market. The lender has the sole discretion to decide whether or not such event has occurred.  The facility is secured by restricted cash deposits held by the lender, the personal guarantee of Mr. Kexuan Yao, the Company’s guarantee, and a security interest in the contract for the purchase of the ore for which the letter of credit has been issued and the contract for the sale of the ore.

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

(viii) On October 29, 2010, Armet entered into a line of facility in the amount of RMB20, 000,000 (approximately $3.0 million) from Bank of China, Lianyungang Branch for the purchase of raw materials. The term of the facility is 12 months with interest at 5.838% per annum. The facility is secured by the guarantees provided by Mr. Kexuan Yao, Mr. Yi Chu, Henan Armco and Henan Chaoyang, respectively.

(ix) On July 1, 2011, Armet obtained a RMB 72,000,000 (approximately $11.1 million) line of credit from Bank of Communications, Lianyungang Branch expiring two (2) years from the date of issuance, for issuance of letters of credit in connection with the purchase of scrap metal. The letters of credit require Armet to pledge cash deposit equal to 20% of the letter of credit for letters of credit at sight, or 30% for other domestic letters of credit and for extended domestic letters of credit, the collateral of inventory equal to 166% of the letter of credit. The facility is secured by Armet inventories and guarantee provided by Mr. Kexuan Yao, the Company’s Chairman and Chief Executive Officer.

(*) The lines of credit has expired and the Company is in the process of renewing them with the financial institutions with the same terms and conditions.

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

Year ending December 31:

2011	$10,934

2012	43,734

2013	43,734

$98,402

(ii) Operating lease for Armco Shanghai office

On July 16, 2010, Armco Shanghai entered into a non-cancelable operating lease for office space that will expire on July 15, 2012.  Future minimum payments required under this non-cancelable operating lease were as follows:

Year ending December 31:

2011	$23,237

2012	50,348

$73,585

(iii) Operating lease of property, plant and equipment and facilities

On June 24, 2011, Armet entered into a non-cancelable operating lease agreement with an independent third party for property, plant, equipment and facilities expiring one (1) year from date of signing.  Armet is required to pay RMB 30 (equivalent to $4.64) per metric ton of scrap metal processed at this facility over the term of the lease.  The fee will be paid annually and necessary adjustment will be made at the end of term.

For the period from June 24, 2011 (date of signing) through September 30, 2011, no scrap metal had been processed at this facility due to current market conditions.

NOTE 18 – CONCENTRATIONS AND CREDIT RISK

Customers and credit concentrations

Customer concentrations for the interim periods ended September 30, 2011 and 2010 and credit concentrations at September 30, 2011 and December 31, 2010 are as follows:

	Net Sales for the Interim Period Ended		Accounts Receivable at
	September 30, 2011	September 30, 2010	September 30, 2011	December 31, 2010

Customer #206010 Lianyungang Jiaxin	-%	18.6%	-%	15.5%

Customer #22030500 Henan Ruite	-%	12.8%	-%	-%

Customer #122024 Jianshu Provincial	-%	10.1%	-%	11.5%

Customer #122021 Shagang South-Asia	-%	-%	-%	59.8%

Customer #101007 Jiangsu LiHuai	-%	-%	-%	12.0%

Customer # 1122026 China SDIC International Co., LTD	-%	-%	76.8%	-%

Customer #1122024 Derby Materials	23.0%	-%	-%	-%

Customer #1122014 Citic Metal	-%	-%	9.5%	-%

Customer #302023 Shangdong Yongjia	11.4%	-%	-%	-%

Customer #1131003 Yixing Jingri	-%	16.7%	-%	-%

Customer #101009 NingBo HangGang	16.8%	-%	-%	-%

Customer #102010 ZhongJian International	11.20%	-%	-%	-%
			%
	62.4%	58.2%	86.3%	98.8%

A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition.

Vendor concentrations

Vendor purchase concentrations for the interim periods ended September 30, 2011 and 2010 and accounts payable concentration at September 30, 2011 and December 31, 2010 are as follows:

	Net Purchases for the Interim Period Ended		Accounts Payable at
	September 30, 2011	September 30 , 2010	September 30 , 2011	September 30, 2010

Vendor #302006 Anhuihuatai	-%	16.0%	-%	-%

Vendor #2202031 Akmetal Dis Ticarret	-%	-%	13.5%	%

Vendor #010032 LianYunGang TongKe Trade	8.4%	%	62.5%	%

Vendor #010030 LinYi LiYuan	-%	-%	10.2%	-%

Vendor #204014 Mineracao	21.3%	-%	-%	-%

Vendor #202015 Liangyungang Dihe	-%	-%	-%	36.4%

Vendor #301009 XinJiang BaGang	11.6%	-%	-%	-%

Vendor #204033 Oversea Enterprise Pte, Ltd.	7.7%	18.5%	-%	%

Vendor #2121032 Jiangshu Bright	-%	15.1%	-%	51.7%

Vendor #2202019 Smart Trading LLP	7.0%	-%	-%	-%

	56.0%	60.6%	86.2%	88.1%

Credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents.

As of September 30, 2011, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, none of which are insured.  However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

Foreign currency risk

The Company is exposed to fluctuations in foreign currencies for transactions denominated in currencies other than RMB, the functional currency due to the fact the majority of the Company’s purchasing activities are transacted in foreign currencies.

The Company had no foreign currency hedges in place for the interim period ended September 30, 2011 or 2010 to reduce such exposure.

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

As of September 30, 2011, the Company had no Statutory Surplus Reserve and the Statutory Common Welfare Fund established and segregated in retained earnings.

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

We are on a calendar year; as such the three month period ended September 30, 2011 is referred to as our “third quarter” and the nine month period ended September 30, 2011 is referred to as the “first nine months of fiscal 2011”, and the prospective three month period ended December 31, 2011 is referred to as the "fourth quarter of 2011". The past year ended December 31, 2010 is referred to as “2010,” the current year ending December 31, 2011 is referred to as “2011,” and the coming year ending December 31, 2012 is referred to as “2012.”

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

               Domestic Steel Production in the PRC further slowed down in the third quarter of 2011 compared to the second quarter of 2011. China has been experiencing a slowdown in its real estate and manufacturing sectors due to tightening measures by the government. Weakening growth in steel industry in the PRC has dampened prices around the world. Steelmakers are doing a few things to regulate production in anticipation of further fall in prices and their margins coming under increasing pressure because of the domino effect of European Union’s sovereign debt crisis, pursuit of tight monetary policy by major economies like China and India at the cost of growth and a global steel supply glut. As a consequence, it has resulted to an excessive supply of iron ore and heavily iron ore inventory stored in China ports. Prices of iron ore and steel in China market slumped dramatically in the late of third quarter and continue to fall. Some China steelmakers are advancing maintenance schedules to keep production down for the time being.   Consequently, both our metal ore trading and scrap metal recycling business experienced difficulties in the third quarter due to the economic environment and gloomy outlook.  Our net revenue from both two sections for the third quarter of 2011decreased as compared to the third quarter of 2010 and the second quarter of 2011. Despite the decrease in net revenue in third quarter, our overall revenue for the first nine months of 2011 improved as compared to same period of 2010 due to the increase in revenue from the first six months of 2011 compared to same period of 2010.

             We continue to refine our business model in response to unpredictable fluctuations in market prices.  We seek to secure longer term supply contracts in response to known opportunities rather than sell goods purchased in the spot market.  Where possible, we structure transaction-specific terms with our customers in order to better manage risk and ensure an acceptable profit margin.  While this process may limit certain trading opportunities, we believe that it will enhance our competitive position when the metal ore market prices recover.  Additionally, in the first nine months of fiscal 2011 we added six new metal ore trading customers in the Jiangsu province of the PRC.  These customers, along with our growing base of customers throughout China, will help us meet our goal of obtaining a strong position in the metal ore trading and recycled scrap metals market. In the third quarter, in response to the market change and decrease in demand from our customers, we control our purchase at the level of execution of existing contracts to manage the price and market risks. We are also considering other methods such as hedging, to manage market and price risks in the future.

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

During the third quarter of 2011, our net revenue in the scrap metal recycling business decreased to $8.35 million from $22.13 million in the second quarter.  Our production decreased to 13,500 metric tons (“MT”) from 36,322 MT in the second quarter.   During the third quarter our scrap metal customers temporarily reduced or postponed pre-order significantly due to market condition and gloomy outlook for steel demand in China. In respond to the sharp price change of scrap metals and uncertainty of market, we reacted with initiatives to lower our procurement and pre-selling sales to control market risk accordingly. Consequently, for the third quarter of 2011, our scrap metal recycling business sold approximately 16,592 MT of scrap metals, generating approximately $8.35 million of revenue and $0.7 million of gross profit.

We continue to believe that our recycling business will become a strong growth driver for our company as natural resources continue to be depleted and larger amounts of unprocessed scrap metal become available as a result of increases in consumer demand for products made from steel that eventually are recycled.  We also believe the profit margin of our recycling business will gradually stabilize and could further increase as we gain more experience in operating our Facility, marketing our products and establishing our reputation and presence in the recycled scrap metal industry. We have conducted a series of cost testing and variance analysis to improve our cost control and implement precise management in our recycling operation.

We have developed a strategy to expand our sources of raw material acquisition and to establish a supply chain network to increase and stabilize the availability of raw materials for our recycling operation. In furtherance of this strategy, in June 2011 we signed a lease agreement to manage, operate and control a scrap recycling facility in the area.  This facility is capable of recycling scrap metals and will increase our control over the local supply of recycled and raw materials and has supplied over 2,000 MT scrap metals since October 2011. Additionally, in the third quarter we controlled two more local scrap recyclers by lease and five more similar scrap recyclers in the area have been under negotiation with us.  Each such small scrap recycling facility is expected to be able to acquire and process scrap metals 1,000 MT monthly. We also expanded our purchase from overseas market and have acquired approximately 10,000 MT unprocessed scrap metals overseas. We will continue to build our overseas supply channels.

We invested a total of approximately $39.6 million in the aggregate to acquire land use rights and to construct and purchase equipment for the Facility.  These capital expenditures were funded from a portion of the net proceeds we received from sales of securities and debt and vendor financing.  During the third quarter of 2011, we continued to build on our achievements from the prior year in our continuing efforts to secure financing for our business.  We maintain nine bank facilities, which provide for the issuance of commercial lines of credit for letters of credit in the aggregate amount of $112 million with an availability of approximately $95 million at September 30, 2011.  These bank facilities improve our ability to finance our continued business expansion.

Our Performance

Our net revenues decreased approximately 13.8% in the third quarter of 2011compared to the same period in 2010 while our gross profit margin increased slightly to 5.03% from 4.89% over the same periods in 2010. Our operating expenses increased by $0.7 million in the third quarter compared to the same period in 2010 mainly due to newly increased operating cost of our idle recycling manufacturing facility.  Our net loss in the third quarter was $1.1 million, compared with $0.4 million in the third quarter of 2010; the increased loss was resulted from lower revenues and higher operating expenses incurred during the quarter.

Our net revenues increased by 119% in the first nine months of 2011compared with the same period in 2010 while our gross profit margin increased to 6% from 4% over the same periods.  The increase in revenues in the first nine month was due to significantly increased sales from our scrap metals recycling and metal ore trading business during the first six months compared to same period of 2010 which was partially offset by decrease in revenues in the third quarter.   Our operating expenses during the first nine months of 2011 increased by $2.6 million compared to the same period in 2010, mainly due to newly increased expenses of operating cost of our idle recycling manufacturing facility and professional fees.  Our net loss for the first nine months of 2011 was $1.8 million, compared to net loss of $0.6 million from the same period of a year ago.  The 2011 results reflect the increased revenue and gross margin and substantially higher operating expenses as discussed later in this section.

Our Outlook

Our performance during the third quarter of 2011 showed decreased sales with a slightly higher gross margin in comparison to the same period in 2010. We believe our new recycling operation has the potential to substantially improve our overall performance in 2012 if we can better manage our raw material supply, improve our cost control and obtain sufficient liquidity.  Additionally, we believe our efforts to obtain consistent supply sources through our entry into an operating lease with a local recycling facility and our efforts in Brazil will help us attain better gross margins in metals trading in the coming years.

Metal Ore Trading.  The price of metal ores and steel slumped and rapidly and sharply in September and have been kept in the serious downtrend since then.  The Chinese government’s measures to prevent the real estate sector from overheating and to implement a tight monetary policy have directly impact in the steel industry. It is expected that in short-term it is difficult for China market to change the downtrend.  On the other hand, metal ore prices are likely to be positively affected by demand from the construction and infrastructure sectors.  For example, the Chinese government’s investment programme in social housing is a key, non-seasonal driver of metal demand. The Government’s goal is to build ten million low-cost housing units this year with the bulk of the actual construction biased towards 2012. While the price and demand trends are somewhat negative as we move into the last quarter of the year, we believe the strong demand from the construction and infrastructure sectors will limit the metal ore price downside.

Scrap Metal Recycling. We believe our scrap metal recycling operation can provide increased revenue and profitability in 2012 and coming years.  In the third quarter our scrap metals recycling business lost momentum in the second quarter of 2011 and slowed down due to the sharp price change and uncertainty of market which our scrap metal customers temporarily reduced or postponed pre-order significantly and we also lowered our procurement and pre-selling sales to control market risk accordingly. However , on the other hand,  it is favorable to maintain sustained and sound development for China scrap metal recycling industry and our scrap recycling business as the scrap metal price further go down to a relatively lower level and become more stable in China market. We have seen the market opportunity and started to stockpile raw materials to ramp up our recycling production. We have concentrated and made efforts on streamline our production and operation by developing standard and more efficient production process, improving cost control and implementing precise management. Further, we have also been improving on our supply chain.  We anticipate that our recycling operation will be the largest driver of revenue for the foreseeable future.  We intend to devote a significant amount of our resources towards this operation and we will continue to pursue our strategy to create a network of raw material suppliers and expand our market share as opportunities arise.

Overall we believe our business is well positioned to grow in the coming years, but will require sufficient liquidity to support that growth.

RESULTS OF OPERATIONS

The table below summarizes the consolidated operating results for the three and nine months ended September 30, 2011 and 2010.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2011		2010		2011		2010

Revenues	$16,098,439		$18,682,407		$96,751,229		$44,258,579
Cost of revenues	15,288,243	95.0%	17,768,877	95.1%	91,422,865	94.5%	42,589,285	96%
Gross profit	810,196	5.0%	913,530	4.9%	5,328,364	5.5%	1,669,294	3%

Total operating expenses	1,733,710	10.8%	1,030,643	5.5%	5,572,725	5.8%	2,954,734	6.7%
Operating (loss) income	(923,514)	(5.7)%	(117,113)	(0.6)%	(244,361)	(0.3)%	(1,285,440)	(2.9)%

Net Revenues

Net revenues for the third quarter of 2011 decreased by approximately 13.8% over the same period in 2010, primarily as a result of a decrease in sales of  manganese ore ($5.3 million) and scrap steel ($1.5 million), partially offset by $4.7million increase in sales of Chromium and sales of  iron ore $1.8 million.

Net revenues for the first nine months of 2011 increased by approximately 119% over the same period in2010, as sales of scrap steel increased by $23 million, sales of Chromium increased by $7.5  million, sales of iron ore increased  by $27 million, and sales of Pellets increased by 11 million. These increases were partially offset by a $3.1 million decrease in sales of manganese.  Revenue for the nine month period increased significantly compared to the same period of 2010 primarily due to increased sales in our scrap metal recycling business, which was not formally operating until the late of third quarter in 2010, and increased sales in our metal ore trading business in the first six months of 2011. The type of products we buy and sell are subject to change and are dependent upon availability and the demands of our customers.

Cost of Goods Sold

Cost of goods sold for the third quarter of 2011 was $15.3 million, a decrease of $2.5 million over the same period in 2010 and represents a gross profit margin of 5.03% compared to 4.89% in the third quarter of 2010. This gross profit margin increase was primarily due to higher margins on our sales of scrap metals which we did not commence formal operations at our recycling facility until the late third quarter of 2010.

For the first nine months of 2011, cost of goods sold was $91.4 million, an increase of $48.8 million from the same period in 2010, and represents a gross profit margin of 5.5% compared to 3.8% for the same period in 2010. This profit margin increase was primarily due to improvement in profit margins in sales of scrap metals, iron ore and magnesium ore compared to same period in 2010.

Total Operating Expenses

Operating expenses for the three and nine months ended September 30, 2011 were $1.7 million and $5.5 million, representing increases of $0.7 million and $2.6 million, compared to the three and nine months ended September 30, 2010, respectively.

For the three months ended September 30, 2011, the increase in operating expenses was primarily due to an increase in operating cost of our idle manufacturing facility of $0.53 million, an increase in selling expenses of $0.16 million, and an increase in profession fees of $0.12 million including legal fees, audit fees, investor relations, website design and SEC filing services.  These increases were partially offset by general and administrative expenses of $0.1million.

For the nine months ended September 30, 2011, the increase in operating expenses was primarily due to an increase in general and administrative expenses of $0.46 million resulting from increased activities of production and operation at our China subsidiaries  and an increase in management activities at our U.S. headquarters , an increase in operating costs of $1.4 million for our Armet idle manufacturing facility which was not formal operating until the late third of 2011 , and an increase in professional fees of $0.75 million due to the efforts to improve corporate governance, financial reporting and investor relations.

Other (Income) expense

Total other expense for the three and nine months ended September 30, 2011 were $0.13 million and $1.3 million, respectively. During the three and nine months ended September 30, 2010, we had other expenses of $0.27 million and other income $0.8 million, respectively.

For the three months ended September 30, 2011, interest expenses increased $0.3 million over the comparative period in 2010, mainly due to increases in use of borrowings in the third quarter, partially offset by $0.06 million increase in interest income. Our loan guarantee expense decreased $0.1 million compared to same period of 2010. During the third quarter, we accounted for a gain from FXR on market security of $0.3 million and other income of $0.11million. We also accounted for a $0.1 million expense in foreign currency transaction gain.

For the nine months ended September 30, 2011, total other expenses increased $2.1 million, compared to the same period in 2010, mainly due to an increase in interest expense of $1.2 million, a lack of a gain from vendor price adjustment of $0.96 million in the first quarter of 2010, and an increase in other expenses associated with the operation of China subsidiaries of $0.436 million.

Income tax (benefit) expense

Income tax (benefit) expenses for the three and nine months ended September 30, 2011 was $0.05 million and $0.29 million, respectively. In the comparative periods in 2010, income tax (benefit) expense was $0.02 million and $0.15 million, respectively.  Our income tax (benefit) expense was derived mainly from operational results at our Hong Kong subsidiary applying an effective tax rate of 16.5%.

Net income (loss)

Our net loss in the third quarter of 2011 was $1.1 million, compared with a loss of $0.4 million in the third quarter of 2010. The increase in net loss is primarily due to the decrease in net revenue  ($2.6million) and increases in operating expenses of $0.7 million, partially offset by a $0.1million decrease in total other expenses.

Our net loss for the first nine months of 2011 was $1.8 million, compared to net loss of $0.6 million from the same period of 2010 due to an increase of $2.6 million in total operating expenses and an increase of $2.1 million in total other expense, partially offset by increase of $52 million in net revenues and increase of $3.7 million in gross profit.

Comprehensive Income (Loss)

During the three and nine months ended September 30, 2011, our comprehensive loss amounted to $0.16 million and $1.6 million, respectively, compared to comprehensive income of $0.3 million and $0.2 million in the comparative periods in 2010. Comprehensive income (loss) consists of our net income and other comprehensive income, including change in unrealized loss of marketable securities and foreign currency translation gain (loss).  The functional currency of four of our subsidiaries operating in the PRC is the Chinese Yuan or RMB. The financial statements of our subsidiaries are translated to U.S. dollars using the exchange rate prevailing as of the date of the balance sheet for assets and liabilities, and average exchange rates (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations.  As a result of these translations, we reported a foreign currency translation gain of $1.30 million the first nine months of 2011, comparable to a gain of $.79 million for the same period in 2010. We also had a $0.5 million gain and $1.1 million loss in change in unrealized loss of marketable securities for the three and nine months ended September 30, 2011, respectively. Collectively, these non-cash losses and gains had the effect of decreasing our reported comprehensive income in both periods.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate adequate cash to meet its needs for cash.

At September 30, 2011 our working capital was $6.3 million, as compared to $12.2 million at December 31, 2010. Our cash balance at September 30, 2011 totaled $1.15 million, a decrease of $1.9 million as compared to $3.1 million at December 31, 2010.

As of September 30, 2011, we had invested a total of approximately $39.6 million for the acquisition of land use rights, construction and equipment purchases for the Facility. We expect to expand the production capacity at the Facility in the future and to build or acquire additional facilities in the future, depending on market conditions.  We have not set a timeframe for this expansion.

Moreover, we have not yet determined how we plan to finance this future expansion if we determine to proceed with it. Unless we can obtain additional financing on terms we deem favorable to us, we will be unable to complete any such expansion or construct additional facilities in the future, and there can be no assurance that we will be successful in obtaining any such additional financing, or that such financing would be on terms deemed to be desirable or favorable to us.  Furthermore, in the event we do obtain such financing, there can be no assurance that such expansion or additional facilities will result in enhanced operating performance or produce significant revenues and related profits in the future.

In addition, we will need to fund future capital expenditures for our existing operations, to service our debt and to purchase the raw materials required in our recycling operations.  We have historically financed our cash needs primarily through the sales of our common stock and warrants, internally generated funds, debt financing and advances from our Chairman.  We collect cash from our customers based on our sales to them and their respective payment terms.

We believe our working capital is sufficient for our operations for the next 12 months.  We have bank facilities which provide for cash borrowings or the issuance of commercial letters of credit that we require in our metal ore trading business in the aggregate amount of $112.2 million, as more fully described below.  Approximately $94.7 million was available under these facilities at September 30, 2011.

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

On August 6, 2010, Armco HK entered into a Banking Facilities Agreement with DBS Bank (Hong Kong) Limited of $20,000,000 for issuance of commercial letters of credit in connection with the Company’s purchase of metal ore.  The Company pays interest at LIBOR or DBS Bank’s cost of funds plus 2.50% per annum on issued letters of credit in addition to an export bill collection commission equal to 1/8% of the first $50,000 and 1/16% of the balance and an opening commission of 1/4% on the first $50,000 and 1/16% of the balance for each issuance.  Amounts advanced under this facility are repaid from the proceeds of the sale of metal ore.  The lender may terminate the facility at anytime at its sole discretion. The facility is secured by the charge on cash deposit of the borrower, the borrower’s restricted pledged deposit in the minimum amount of 3% of the letter of credit amount, the Company’s letter of comfort and the personal guarantee of Mr. Kexuan Yao, our Chairman and Chief Executive Officer. At September 30, 2011, the balance outstanding under this facility was $680,000.

On July 29, 2010, Armco HK obtained a $30,000,000 line of credit from ING Bank Hong Kong Branch for issuance of letters of credit to finance the purchase of metal ore along with a sub-limit facility for freight advance of $3,000,000.  The letters of credit require the Company to pledge cash equal to 5% of the letter of credit, subject to increase by the lender in the event of price fluctuations and market demand while the letter of credit remains open.  The Company pays interest at the lender’s cost of funds plus 250 basis points per annum on issued letters of credit in addition to an export bill collection commission equal to 1/4% of the first $50,000 and 1/16% of the balance for each issuance.  Amounts advanced under this line of credit are repaid from the proceeds of the sale of metal ore.  The lender may terminate the facility at anytime at its sole discretion. The facility is secured by the Company’s restricted cash deposit in the minimum amount of 5% of the letter of credit amount, the Company’s guarantee, the personal guarantee of Mr. Kexuan Yao and a security interest in the contract for the purchase of the ore for which the letter of credit has been issued and the contract for the sale of the ore. ING verbally approved the increase of trade credit facilities to $26,740,000 to facilitate one purchase on a temporary basis. At September 30, 2011, the balance outstanding under this facility was $1,489,000.

On July 23, 2010, Armco HK entered into Amendment No. 1 to the March 25, 2010 uncommitted Trade Finance Facility with RZB Austria Finance (Hong Kong) Limited.  The amendment provides for the issuance of $15,000,000 of commercial letters of credit in connection with the purchase of metal ore, an increase of $5,000,000 over the amounts provided for in the March 25, 2010 facility.  The Company pays interest at 200 basis points per annum plus the lender’s cost of funds per annum on issued letters of credit in addition to fees upon issuance of the letter of credit of 1/16% for issuance commissions, negotiation commissions, commission-in-lieu and collection commissions.  Amounts advanced under this facility are repaid from the proceeds of the sale of metal ore.  The lender may, however, terminate the facility at anytime or at its sole discretion upon the occurrence of any event which causes a material market disruption in respect of unusual movement in the level of funding costs to the lender or the unusual loss of liquidity in the funding market. The lender has the sole discretion to decide whether or not such event has occurred.  The facility is secured by restricted cash deposits held by the lender, the personal guarantee of Mr. Kexuan Yao, the Company’s guarantee, and a security interest in the contract for the purchase of the ore for which the letter of credit has been issued and the contract for the sale of the ore. At September 30, 2011, the balance outstanding under this facility was $798,000.

On June 18, 2011, Henan Armco obtained a RMB 70,000,000 (approximately $10,800,000) line of credit from Guangdong Development Bank Zhengzhou Branch for issuance of letters of credit to finance the purchase of metal ore.  The Company pays interest at 120% of the applicable base rate for lending published by the People’s Bank of China (“PBC”) at the time the loan is made on issued letters of credit.  The facility is secured by the guarantee provided by Mr. Kexuan Yao and Armet jointly and the pledge of movable assets provided by the borrower. Amounts advanced under this line of credit are repaid from the proceeds of the sale of metal ore. The term of the facility is one year. At September 30, 2011, the balance outstanding under this facility was $681,460. Loan payable of $1,799,373 with principal under this facility was due and paid on July 27, 2011.

On April 27, 2011, Henan Armco obtained a RMB 50,000,000 (approximately $7,700,000) line of credit Yfrom China CITIC Bank, Zhengzhou Branch, for issuance of letters of credit to finance the purchase of metal ore and scrap metal expiring one year from the date of issuance. The letters of credit require the Company to pledge cash deposits between 20% and 30% of the drawn amounts. Term letters of credit are limited to no more than 90 days. The interest rates are variable depending on the LIBOR and the lender’s cost of funds at the time when a letter of credit is issued. The facility is guaranteed by Armet and Mr. Kexuan Yao. At September 30, 2011, the balance outstanding under this facility was $0.

On October 13, 2010, Henan Armco obtained a RMB 20,000,000 (approximately $3,094,299) line of credit from China Minsheng Bank, Zhengzhou Branch, for issuance of letters of credit to finance the purchase of metal ore and scrap metal expiring one year from the date of issuance. The facility is guaranteed by Armet and Mr. Kexuan Yao, the Company’s Chairman and Chief Executive Officer. At September 30, 2011, the balance outstanding under this facility was $2,558,500. Loan payable of $1,149,174 with principal and interest under this facility was due and paid on July 26, 2011.

On September 4, 2009, Armet entered into a line of credit facility (“Line of Credit”) in the amount of RMB 70,000,000 (approximately $10.8 million) from Bank of China, Lianyungang Branch expiring September 3, 2012, which can be drawn in the form of long-term debt or a bank acceptance payable.  The facility is to finance the construction of Armet’s metal recycling facility. Armet pays interest at 105% of the applicable base rate for lending published by the People’s Bank of China at the time the loan is drawn down, as adjusted annually. Interest is paid quarterly.  The line of credit facility is collateralized by Armet’s building, equipment and land use right and the guarantees provided by Mr. Kexuan Yao and his wife, Henan Armco and Henan Chaoyang, respectively.  As of September 30, 2011, the balance outstanding under our Line of Credit was $3.9 million.  The remaining principal payments of  RMB 25 million (equivalent to U.S. $3.9 million) are due on August 25, 2012. RMB 30 million (equivalent to U.S. $4.6 million) was due and paid on August 25, 2011.

On October 29, 2010, Armet entered into a line of credit facility in the amount of RMB 20,000,000 (approximately $3,094,299) from Bank of China, Lianyungang Branch for the purchase of raw materials. The term of the facility is 12 months with interest at 5.838% per annum. The facility is secured by the guarantees provided by Mr. Kexuan Yao and his wife, Henan Armco and Henan Chaoyang, respectively. At September 30, 2011, the balance outstanding under this facility was approximately $781,836. Loan payable of $781,836 with principal and interest under this facility was due and paid on October 28, 2011.

On July 1, 2011, Armet obtained a RMB 72,000,000 (approximately $11.1 million) line of credit from Bank of Communications, Lianyungang Branch expiring two year from the date of issuance, for issuance of letters of credit in connection with the purchase of scrap metal. The letters of credit require Armet to pledge cash deposit equal to 20% of the letter of credit for letters of credit at sight, or 30% for other domestic letters of credit and for extended domestic letters of credit, the collateral of inventory equal to 166% of the letter of credit. The facility is secured by Armet inventories and the personal guaranty provided by Mr. Kexuan Yao, the Company’s Chairman and Chief Executive Officer. As of September 30, 2011, the balance outstanding under this facility was $6,629,972.

The following table provides certain selected balance sheet comparisons as of September 30, 2011 and December 31, 2010.

	September 30, 2011	December 31, 2010	Increase (decrease)%
Cash	$1,149,281	$3,097,917	$(1,948,636)	-62.9%
Pledged deposits	4,868,919	12,643,671	(7,774,752)	-61.5%
Marketable securities	2,090,702	2,890,380	(799,678)	-27.7%
Bank acceptance notes receivable	62,547	0	62,547	n/a
Accounts receivable, net	546,547	19,115,019	(18,568,472)	-97.1%
Inventories	14,165,312	10,439,831	3,725,481	35.7%
Advance on purchases	17,482,079	6,509,846	10,972,233	168.5%
Prepaid corporate income taxes - Armet	464,862	0	464,862	n/a
Prepayments and other current assets	1,578,027	4,729,935	(3,151,908)	-66.6%
Total Current Assets	42,408,276	59,426,599	(17,018,323)	-28.6%

Loan payable	9,914,750	24,765,820	(14,851,070)	-60.0%
Banker's acceptance note payable	1,563,673	4,174,355	2,610,682	-62.5%
Current maturities of capital lease obligation	761,350	727,756	33,594	4.6%
Current maturities of long-term debt	3,909,182	4,537,342	(628,160)	13.8%
Accounts payable	2,400,808	3,435,528	(1,034,720)	-30.1%
Advances from Chairman and CEO	626,990	799,394	(172,404)	-21.6%
Customer deposits	11,283,565	1,345,304	9,938,261	738.7%
Corporate income tax payable-HK	158,998	1,091,038	(932,040)	-85.4%
Accrued expenses and other current liabilities	5,536,070	6,316,568	(780,498)	-12.4%
Total Current Liabilities	36,155,386	47,193,105	-11,037,719	-23.4%

Our current assets at September 30, 2011 were $42 million, a decrease of $17 million, or 29%, from December 31, 2010. This overall decrease reflects a decrease of $18.6 million in accounts receivable, a decrease of $7.8 million in pledged deposits, a decrease of $3.2 million in prepayments and other current assets, , a decrease of $1.9 million in cash, and a decrease of $0.8 million in marketable securities, partially offset by an increase of $10.1 million in advance on purchases, $3.7 million in inventories, $0.5 million in prepaid corporate income taxes, and $0.01 million in bank acceptance notes receivable.

Our accounts receivable decreased $18.6 million at September 30, 2011 from December 31, 2010, mainly due to collections of sales made near the end of prior year and our pre-sale contract arrangement.

Our pledged deposits decreased $7.8 million at September 30, 2011 from December 31, 2010, primarily due to the transactions associated with the pledged deposits have been settled which the related pledged deposits either have been released to us or used for payments to vendors.

Our prepayments and other current assets decreased $3.2 million at September 30, 2011 compared to December 31, 2010 primarily due to receipt of raw materials we prepaid for our recycling operation at Armet.

Our cash decreased $1.9 million at September 30, 2011 compared to December 31, 2010 as  more cash has been used for increased operation expenses and professional fees due to the efforts to improve corporate governance, financial reporting and investor relations.

Marketable securities decreased $0.8 million at September 30, 2011 compared to December 31, 2010 due to the temporary decrease in the market value of our investment securities.

Advance on purchases increased $10.1 million at September 30, 2011 compared to December 31, 2010, due to our commitments to build up our inventory for our scrap metal recycling business and an advance payment made on a land leveling project for a piece of real estate that will be available for our future expansion or for storage of materials and products.

Inventories increased $3.7 million at September 30, 2011 compared to December 31, 2010, primarily as a result of the higher inventory needed at Armet to increase scrap metals production and the temporary increase in our metal ores inventory for trading due to a slowdown in iron ore trading.

At September 30, 2011, our total current liabilities decreased $11.0  million, or 24%, from December 31, 2010, which reflected a decrease in loans payable, accounts payable, corporate income tax payable, accrued expenses and other current liabilities, current maturities of long-term debt and advances received from our Chairman and CEO, partially offset by an increase in customer deposits, banker's acceptance notes payable, and current maturities of capital lease obligation.

Loans payable under our letter of credit facilities decreased $14.9million at September 30, 2011 compared to December 31, 2010 due to the repayment of short-term borrowings in the second and third quarter of 2011. We used collections of accounts receivable to repay these short-term borrowings.

Accounts payable decreased $1.0 million at September 30, 2011 compared to December 31, 2010 primarily due to the repayment of outstanding balance owed to our suppliers during the second quarter.

Corporate income tax payable decreased $0.9 million at September 30, 2011 compared to December 31, 2010 mainly due to tax payment made during the first nine months of 2011.

Accrued expenses and other current liabilities decreased $0.8 million at September 30, 2011 compared to December 31, 2010 due to timing difference of shipments and payment of our payables. Accrued expenses consist of accrued expenses and other payables related to shipping fees.

Customer deposits increased $9.9 million at September 30, 2011 compared to December 31, 2010 due to timing of customer orders and amounts that we require for deposits. We recognize customer deposit as revenue when the goods have been delivered and the risk of loss has transferred to the customer either at the port of origin or port of destination based on the shipping terms we agree to with our customer. The increase in customer deposits also partially resulted from our implementation of pre-selling strategy to speed our fund turnover.

Banker's acceptance note payable decreased $2.6 million at September 30, 2011 compared to December 31, 2010 primarily due to an increase in short-term borrowing used in raw materials acquisition.

Statement of Cash Flows

For the first nine months of 2011, our net decrease in cash totaled $1.9 million, and was comprised of $14.6 million generated by operating activities and $6.8 million from investing activities, offset by $23.4 million used in financing activities.

For the first nine months 2010, our net increase in cash totaled $2.8 million, and was comprised of $6.9 million generated by operating activities and $14.1 million provided by financing activities, offset by $18.6 million cash used in investing activities.

Cash Flows from Operating Activities

For the first nine months of 2011 cash generated by operations of $14.6million was mainly comprised of a decrease in accounts receivable of $18.7 million, a decrease of prepayments and other current assets of $2.8 million, and an increase in customer deposits of $5.0 million. These cash inflows were partially offset by an increase in advance on purchases of $10.8 million, a decrease in accrued expenses and other current liabilities of $4.2 million, an increase in inventory of $3.4 million, a decrease in accounts payable of $1.1 million, and a decrease in taxes payable of $0.93million.

For the first nine months of 2010 cash generated by operations of $6.9 million was mainly comprised of a decrease in accounts receivable of $7.8 million, an increase in accounts payable of $39.8 million, and a decrease in advance on purchases of $2.2 million. These cash inflows were partially offset by an increase of prepayments and other current assets of $1.6 million, an increase in inventory of $8.7 million, a decrease in taxes payable of $2.2 million, a decrease in accrued expenses and other current liabilities of $0.8 million, and a decrease in customer deposits of $0.2 million.

Cash Flows from Investing Activities

For the nine months ended September 30, 2011net cash from in investing activities of $6.8 million was due to purchases of property and equipments of $1.4 million and payment made toward pledged deposits of $36.6 million, partially offset by proceeds received from the release of pledge deposits of $44.8 million

For the nine months ended September 30, 2010 cash used in investing activities of $18.6 million was due to purchases of property and equipments of $12.9 million, investment in marketable securities of $3.4 million, and payment made toward pledged deposits of $7.3 million, partially offset by proceeds received from the release of pledged deposits of $5.0 million.

Cash Flows from Financing Activities

For the nine months ended September 30, 2011 cash used in financing activities of $23.4 million was mainly due to the repayment of loans payable of $75.0 million, repayment of long-term debt of $4.69 million, repayment of banker's acceptance notes payable of $2.75 million, and repayment of capital lease obligation of $0.6 million, partially offset by proceeds from loans payable of $59.8 million.

For the nine months ended September 30, 2010 cash provided by financing activities of $14.1 million was mainly due to sale of common stock and warrants of $22.3 million, proceeds from loans payable of $18.3 million, proceeds from long term loans of $1.5 million and advances from our Chairman and CEO of $1.5 million, partially offset by repayment of loans payable of $27.3million, and repayment of long term debt of $2.2 million.

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

Contractual Obligations and Commitments.  At September 30, 2011, our long-term debt and financial obligations and commitments by due dates were as follows:

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Banker's acceptance notes payable (1)	1,563,673	1,563,673
Long-Term Debt Obligations(2)	3,909,182	3,909,182			-
Short-Term Loans Payable (3)	9,914,750	9,914,750
Capital Lease Obligations (4)	1,776,853	761,350	1,015,503	-	-
Operating Lease Obligations (5)	171,987	117,319	54,668	-	-

Total	17,336,445	16,266,274	1,070,171		-

(1)	See Note 10 – Banker's acceptance notes payable in our unaudited interim consolidated financial statements included in this report.
(2)	See Note 13 – Long-Term Debt in our unaudited interim consolidated financial statements included in this report.
(3)	See Note 9 – Loans Payable in our unaudited interim consolidated financial statements included in this report.
(4)	See Note 12 – Capital lease obligation in our unaudited interim consolidated financial statements included in this report.
(5)	See Note 17 – Operating lease in our unaudited interim consolidated financial statements included in this report.

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

The Company’s loans payable, banker’s acceptance notes payable, capital lease obligation, and long-term debt approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at September 30, 2011 and December 31, 2010.

The Company’s Level 3 financial liabilities consist of the derivative warrant issued in July 2008 for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation.  The Company valued the automatic conditional conversion, re-pricing/down-round, change of control; default and follow-on offering provisions using a lattice model, with the assistance of a valuation specialist, for which management understands the methodologies.  These models incorporate transaction details such as Company stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of the date of issuance and each balance sheet date.

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

Fair value of financial assets and liabilities measured on a recurring basis

Level 1 financial assets – Marketable securities

The Company uses Level 1 of the fair value hierarchy to measure the fair value of the marketable securities and marks the available for sale marketable securities at fair value in the statement of financial position at each balance sheet date and reports the unrealized holding gains and losses for available-for-sale securities in other comprehensive income (loss) until realized.

Level 3 financial liabilities – Derivative warrant liabilities

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

Use of estimates and assumptions

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

The Company’s significant estimates and assumptions include the fair value of financial instruments; allowance for doubtful accounts; normal production capacity, inventory valuation and obsolescence; the carrying value, recoverability and impairment, if any, of long-lived assets, including the values assigned to and the estimated useful lives of property, plant and equipment, and land use rights; interest rate; revenue recognized or recognizable; sales returns and allowances; valued added tax rate, income tax rate and related tax provision, and foreign currency exchange rate.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Recently Issued Accounting Pronouncements

There are no recently issued accounting standards that are expected to have a material effect on our financial condition, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, to allow timely decisions regarding required disclosure.  Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2011.  Based on that evaluation, we have identified material weaknesses in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)).  These weaknesses include a lack of sufficiently qualified accounting and other finance personnel with appropriate U.S. GAAP knowledge and experience. Solely as a result of these material weaknesses, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of September 30, 2011. The general experience of our accounting and finance personnel and the qualifications of our audit committee financial expert are described in more detail below.

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

Remediation Plan

As a result of management’s evaluation of our internal controls, we are considering the costs and benefits associated with remediating our control deficiencies.  We are devoting significant resources to remediate, improve and document our disclosure controls and procedures, including our recent engagement of a CPA consultant who has U.S. GAAP knowledge to assist in the preparation of our financial statements.  We are currently considering the following remediation options, or some combination thereof: (i) hiring additional personnel with sufficient U.S. GAAP experience and (ii) implementing ongoing training in U.S. GAAP requirements for our CFO and accounting and other finance personnel.  Our Audit Committee and Board of Directors recently approved the hiring of a professional services firm that has expertise in accounting and U.S. GAAP matters with publicly-traded companies.  No such firm has been engaged at this time, but we have identified several potential candidates and are in the process of evaluating them.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

            None.

Item 3. Defaults Upon Senior Securities.

              None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

              None.

Item 6. Exhibits
 No.                                Description

31.1*	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer

32.1*	Section 1350 Certification of Chief Executive Officer and the Chief Financial Officer

101**
Financial statements from the quarterly report on Form 10-Q of China Armco, Inc. for the quarter ended June 30, 2011, filed on August 15, 2011, formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements tagged as blocks of text.

*  Filed herewith
**Furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

China Armco Metals, Inc.

Date: November 14, 2011	By:	/s/ Kexuan Yao
Kexuan Yao
Chief Executive Officer and Chairman
(Principal executive officer)

Date: November 14, 2011	By:	/s/ Fengtao Wen
Fengtao Wen
Chief Financial Officer
(Principal financial and accounting officer)