Form 10-K
period 2011-12-31
China Armco Metals, Inc.
filed 2012-03-30
CIK 1410711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 001-34631

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
Common Stock, par value $0.001
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter ended June 30, 2011: $17,076,922.

As of March 21, 2012, the registrant had 15,712,087 shares of its common stock outstanding, par value $0.001 per share.

Documents Incorporated by Reference:

None.

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

When used in this report, “2009” means the fiscal year ended December 31, 2009, “2010” means the fiscal year ended December 31, 2010, “2011” means the fiscal year ending December 31, 2011 and “2012” means the fiscal year ending December 31, 2012.

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

In our scrap metal recycling business, we recycle scrap metal at our recycling facility (the "Facility") and sell the recycled product to steel mills for use in the production of recycled steel.  Our scrap metal recycling business is conducted through the Facility, which commenced formal operations in the third quarter of 2010.

Steel Industry and Market for Iron Ore

The PRC is the largest developing country in the world, and the demand for steel has been growing steadily over the past decade as the country continues to experience an industrial revolution.  We believe that domestic steel production will continue to increase at current levels as the PRC continues to grow.  The steel industry is an important basic industry of the PRC’s national economy, and it plays a vital role in the PRC’s industrialization efforts.  According to the World Steel Association, worldwide crude steel production reached 1, 527 million MT for 2011 and increased 6.8% from 2010 to 2011 and 15.0% from 2009 to 20101. Crude steel production in the PRC reached 695.5 million MT in 2011 and increased 8.9% from 2010 to 2011 and 9.3% from 2009 to 20102.  The PRC’s share of world steel production accounted for 33.8% of global production in 2006, and increased to 45.5% of global production in 20113.

Current world demand for iron ore presently exceeds supply, and as a result we believe there will be sustained upward pressure on prices.   Moreover, the PRC is the largest importer of iron ore in the world.  The PRC imported 619 million MT of iron ore in 2010, a decrease of 9 million MT, or 1.46%, from 2009.4  In 2011, the PRC imported approximately 686 million MT of iron ore, an increase of 10.9% from 2010.5 The demand for iron ore in the PRC is expected to be approximately 730 million MT in 2012, an increase of 6.4% compared to 2011.6

1 http://www.worldsteel.org/?action=newsdetail&id=319
 http://www.worldsteel.org/?action=newsdetail&id=319
 http://news.jc001.cn/12/0207/649552.html
 http://www.chinamining.org/News/2010-01-14/1263456549d33404.html
5 http://www.worldmetals.com.cn/hyyw/201202/t20120214_157035.htm
 http://finance.qq.com/a/20120306/000876.htm

Scrap Metal Recycling Industry

The PRC is the largest market in the world for scrap metal that is used in the production of steel.  The PRC produced over 695.5 million MT and consumed approximately 91 million MT of steel for the year ended December 31, 2011.  We anticipate that our growth will be enhanced by favorable Chinese government environmental and other economic stimulus policies, which seek to reduce pollution and save energy. The Chinese government’s stated goal in 12th Five Year Plan (2011-2015) is to increase consumption of scrap metal by producers from 15% in 2010 to 20% in 2015.  It is less costly to recycle metal than to mine iron ore and manipulate it through the production process to form 'new' steel.  Metal does not lose any of its inherent physical properties during the recycling process and the recycling process has drastically reduced energy and material requirements as compared to the refinement from iron ore.  The continued utilization of scrap metal is a vital component of the Chinese steel manufacturing industry.  Every ton of steel recycled saves 2,500 pounds of iron ore; 1,400 pounds of coal, and 120 pounds of limestone.7  Recycled steel requires 60% less energy, reduces air pollution by 86% and water pollution by 76% as compared to traditional iron ore to steel processing methods.89

3 http://wuliu.acs.gov.cn/sites/xmwz/sjbsc.jsp?contentId=2596474013058
4 http://www.chinamining.org/News/2010-01-14/1263456549d33404.html
5 http://www.ironoreteam.com/content/china-2010-iron-ore-imports-down
6 http://www.miningweekly.com/article/china-iron-ore-imports-to-rise-6-pct-in-2011---cccmc-2011-03-17

Based upon Chinese government’s estimate that 880 million MT of steel will be consumed annually by the year 2015, domestic demand for scrap is likely to substantially increase by 2015.

The PRC's crude steel consumption is expected to increase by 4% to approximate 700 million MT in 201210, and accordingly we expect that demand for scrap metal will continue to be strong.   For the steel industry, the Chinese government’s stated goal in the 12th Five Year Plan (2011-2015) is to increase consumption of scrap metal by producers from 15% in 2010 to 20% in 2015.11 The government’s stated goal will have impact on the development of our scrap steel business favorably in the next few years.  So it is estimated that the PRC’s total demand for scrap metal in 2015 should be approximately 140 million MT.

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

 http://www.journalofcommerce.com/article/id23321/steel
8 http://www.cnljxh.com/ZCFG/2010/12/15/1215H2CA3.html;
 http://www.steelinfo.com.cn/luliao/news.asp?col=hyzx&id=28853
10 http://wenku.baidu.com/view/d58ed8d33186bceb19e8bb54.html
11 http://www.steelinfo.com.cn/luliao/news.asp?col=hyzx&id=28853

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

The PRC government also encourages the development of the scrap metal recycling industry.  After the accession to the World Trade Organization, the PRC government adopted a favorable policy of zero tariffs on scrap steel imports and implemented a quota-free policy on the volume of imports via self-registration.  In order to facilitate and regulate the domestic scrap steel recycling market, the PRC government further revised the PRC’s taxation policy on waste to encourage development of the scrap steel recycling industry. The PRC government once increased the export tax rebate to 13% for some steel and non-ferrous metal products  effected for the period between April 2009 and the end of 2010. Since 2011, scrap steel and non-ferrous metal products no longer enjoy rebate for export tax." The favorable tariffs and taxation policies for scrap steel continue being in place, and we believe these policies will further benefit the scrap metal industry in China over the next few years.

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

•	Copper Ore, which is used as a heat conductor, an electrical conductor, as a building material and as a constituent of various metal alloys;

•	Manganese Ore, which is a chemical element that is used industrially as pigments and as oxidation chemicals; and
•	Magnesium Ore, which is used in aluminum alloying. The addition of magnesium to aluminum produces high-strength, corrosion-resistant alloys.

The following table sets forth our major customers for metal ore whose sales accounted for more than 10% of our total revenues for the year of 2011:

•	Derby Materials Co., Limited
•	Shandong Yongjia Import & Export Co., Ltd.

Suppliers.

In general, we obtain ferrous and non-ferrous ore from a variety of sources, including mining companies, brokers and other intermediaries.  Our metal ore distribution business requires a significant amount of working capital to pay for the various ore and scrap metal we purchase and distribute.  We currently finance these purchases through a combination of various facilities, including letters of credit, bank credit lines, internally generated funds and loans from Kexuan Yao, our Chairman and Chief Executive Officer.  We believe that our access to sufficient capital is critical to our future growth in this business.  In January 2011, we entered into a contract with a Brazilian company, Mineracao Usiminas S.A., pursuant to which we agreed to purchase 150,000 MT of iron ore for distribution in the PRC.  By February 17, 2012, we had received delivery of 150,000 metric tons of iron ore at purchase cost of approximately $17 million. In January 2012, we sold the iron ore delivered by the Brazilian company to our customers in China under favorable terms. We are focusing our efforts on securing additional contracts for various ore and metals and are in the early stages of evaluating potential new supply opportunities.

In 2011, our five top suppliers in our metal ore business were:

•	Mineracao Usiminas S.A.-MUSA;
•	Xinjiang Bayi Steel International Trade Co., Ltd.
•	Oversea Enterprise Pte,. Ltd
•	Smart Trading LLP ; and
•	Bridge Group Finance Ltd

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

Customers

We commenced operations at the Facility in the third quarter of 2010, and in 2011 we processed and sold approximately 84,304 and 91,283 MT of scrap metal, respectively. In 2009, the Facility was under construction and therefore we did not process any scrap metal. The following table sets forth our major customers for scrap metal whose sales accounted for more than 10% of our total revenues for the year of 2011:

•	Ningbo Bonded Area Hanggang Foreign Trade Development Co., Ltd.
•	CNBM International Corporation

Suppliers

In 2011, our recycling operations obtained supply from small local scrap metal collectives.  In 2011, we entered into short-term agreements with five local suppliers for the purchase of scrap metals.   The names of these suppliers are as follows:

•	Lianyungang Tongke Trading Co., Ltd.;
•	Hongjian Xie;
•	Xiaolei Liang;
•	Tewoo Metals International Trade Co., Ltd.; and
•	Hangzhou Hanggang Foreign Economic Relations and Trade Co., Ltd.

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

Our primary target customers in our scrap metal recycling operations are steel mills, which use our recycled metal in the production of steel.  In February 2010, we entered into a contract for the sale of scrap metal, crushed aggregates, charging materials and heavy scrap to a PRC steel producer.  Under the terms of the agreement, the purchaser agreed to purchase up to 23,000 MT per month of a mixture of these materials for 10 months beginning in March 2010.  However, as a result the electricity reduction policies implemented by the PRC in the third and fourth quarters of 2010, and delay in the delivery of certain machinery, we delivered approximately 14,170 MT under this contract to the customer as of February 2012 (which constituted of 10,000 MT delivered in 2010 and 4,170 MT delivered in February 2012), and the contract expired at the end of 2010.

Depending on future market conditions and our ability to operate our plant at its current production capacity, we may seek to expand the capacity of the Facility, and we have begun to formulate a plan for the second phase of these operations.  This next phase would include an expansion to increase our production capacity to two million MT per year and construction of additional scrap automobile dismantling lines to address the emerging market demand of automobile recycling. The PRC has become the largest automobile market in the world since 2009.  Expansion of the Facility would require a significant investment by us and would likely require us to raise additional capital.  As the Facility only became operational in the third quarter of 2010, our decisions regarding the need to expand our recycling operations will be made in future periods as market conditions and availability of capital dictate.

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

PRC’s 12th Five Year Plan (2011-2015) implemented beginning January 1, 2011 includes as one of its stated objectives the increase use of recycled steel to save energy and reduce emission. For the steel industry, the 12th Five Year Plan's goal is to increase consumption of scrap metal by producers from 15% in 2010 to 20% in 2015. We expect that the customer and supplier bases for our metal recycling operations will increase as a result of the 12th Five Year Plan and we believe we are well-positioned to benefit directly from this government mandate in 2012 and beyond.

Sales and Marketing

We operate our sales network through our offices in the PRC and we supervise certain import and export activities in our office in San Mateo, California.  As of March 2012, our sales and marketing team included approximately 17 employees.  Our sales teams are responsible for coordinating with our PRC customers, and our U.S. staff focuses on both overseas and PRC customers. Members of our sales team contact our customers to negotiate sales orders and prices and provide after-sales services, including delivery logistics and handling questions and feedback on our products. The sales team members in the PRC and the United States also visit customers to provide administrative and logistical support where necessary.

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

Employees

As of March21, 2012 we have 115 full time employees, including 111 in the PRC and 3 employees in the United States, and one part time employee.  We believe we have good working relationships with our employees.  We are currently not a party to any collective bargaining agreements.

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
Prior to June 27, 2008, Mr. Cox was our only employee.

On June 27, 2008, we entered into a share purchase agreement with Armco Metals International Limited (formerly “Armco & Metawise (H.K) Limited”) (“Armco HK”)and Feng Gao, the sole shareholder of Armco HK.  In connection with the acquisition, we purchased from Ms. Gao 100% of the issued and outstanding shares of Armco HK’s capital stock for $6,890,000 by delivery of our purchase money promissory note.  In addition, we issued to Ms. Gao a stock option entitling Ms. Gao to purchase a total of 5,300,000 shares of our common stock exercisable at $1.30 per share which expired on September 30, 2008 and 2,000,000 shares exercisable at $5.00 per share which expired on June 30, 2010.  On August 12, 2008, Ms. Gao exercised her option to purchase and we issued 5,300,000 shares of our common stock in exchange for our $6,890,000 note held by Ms. Gao.  Prior to the acquisition, there were 10,000,000 shares of our common stock issued and outstanding.  In connection with the acquisition, 7,694,000 shares of common stock held by Mr. Cox were cancelled, leaving 2,306,000 shares of common stock issued and outstanding.  The 5,300,000 shares issued to Ms. Gao represented approximately 69.7% of our issued and outstanding common stock giving effect to the cancellation of 7,694,000 shares of our common stock owned by Mr. Cox.  No additional common stock was issued to Mr. Cox in connection with the acquisition.  After the cancellation of 7,694,000 shares of common stock, Mr. Cox held 6,200 shares.  These shares were exchanged on December 30, 2008 for all of the assets and liabilities of our fertilizer business, after which time we no longer operated the fertilizer business and Mr. Cox was no longer a shareholder.

As a result of the ownership interests of the former shareholders of Armco HK, for financial statement reporting purposes, the merger between us and Armco HK was treated as a reverse acquisition with Armco HK deemed the accounting acquirer and our company deemed the accounting acquiree under the purchase method of accounting in accordance with paragraph 805-40-05-2 of the FASB Accounting Standards Codification.  The reverse merger is deemed a capital transaction and the net assets of Armco HK (the accounting acquirer) were carried forward to us (the legal acquirer and the reporting entity) at their carrying value before the combination.  The acquisition process utilized our capital structure and the assets and liabilities of Armco HK which were recorded at historical cost. As a result of our reverse acquisition of Armco HK, we have assumed the business and operations of Armco HK with our principle activities engaged in the import, export and distribution of ferrous and non-ferrous ore and metals. On June 27, 2008, we amended our Articles of Incorporation, and changed our name to China Armco Metals, Inc. to better identify the Company with the business conducted, through its wholly owned subsidiaries in China, import, export and distribution of ferrous and non-ferrous ores and metals, and processing and distribution of scrap steel.

Armco HK was incorporated on July 13, 2001 under the laws of the Hong Kong Special Administrative Region (“HK SAR”) of the People’s Republic of China (“PRC”). On March 22, 2011, Armco HK amended its Memorandum and Articles of Association, and changed its name from Armco & Metawise (H.K) Limited to its current name.

On January 9, 2007, Armco HK formed Armco (Lianyungang) Renewable Metals, Inc. (“Renewable Metals”, formerly known as "Armet”), a wholly-owned foreign enterprise (“WOFE”) subsidiary in the City of Lianyungang, Jiangsu Province, PRC.  Renewable Metals engages in the processing and distribution of scrap metal. On December 28, 2007, Armco HK entered into a Share Transfer Armco Agreement with Renewable Metals, whereby Armco HK transferred to Renewable Metals all of its equity interest in Henan Armco and Metawise Trading Co., Ltd. (“Henan”), a company under common control of Armco HK. On December 1, 2008, Armco HK transferred its 100% equity interest in Renewable Metals to Armco Metals.

Henan Armco was incorporated on June 6, 2002 in the City of Zhengzhou, Henan Province, PRC.  Henan Armco engages in the import, export and distribution of ferrous and non-ferrous ores and metals.

On June 4, 2009, the Company formed Armco (Lianyungang) Holdings, Inc. (“Lianyungang Armco”), a WOFE subsidiary in the City of Lianyungang, Jiangsu Province, PRC.  Lianyungang Armco intends to engage in marketing and distribution of the recycled scrap steel.

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

OUR BUSINESS DEPENDS ON ADEQUATE SUPPLY AND AVAILABILITY OF ELECTRICITY, WHICH HAS RECENTLY BEEN CURTAILED BY THE CHINESE AUTHORITIES.

We rely on electricity to operate equipment at the Facility. Our steel mill and other customers are also dependent on electricity to convert our recycled scrap metal into steel and other products. Accordingly, the successful operation of our business and the Facility requires a reliable supply of electricity. The PRC’s electricity industry has historically experienced shortages and price volatility as a result of a variety of factors, including surging demand as a result of rapid growth in the PRC and disruptions in the supply of coal used to produce electricity.  In addition, the Chinese authorities mandated a significant reduction of energy usage and instituted “rolling brownouts” during the third and fourth quarters of 2010 in an effort to meet targets for energy consumption and emissions set by the 11th Five Year Plan (2006-2010).  This policy adversely impacted our revenues in the end of third quarter and the entire fourth quarter of 2010 by reducing our ability to operate the Facility.  The energy restrictions also negatively affected steel companies’ production thereby reducing the demand and prices for the metal ore we distributed and the processed scrap metal produced at the Facility.  As a result, we experienced a decrease in revenues, which adversely impact our business, financial condition and results of operations for the third and fourth quarters of 2010.
While the “rolling brownouts” restrictions has been eliminated with the implementation of the PRC’s 12th Five Year Plan (2011-2015) on January 1, 2011, there can be no assurances that additional energy use restrictions will not be imposed in the future.  Any continuation of these restrictions will have a material adverse effect on our business, financial condition and results of operations.  We are also unable to predict whether other energy or environmental policies will be adopted by the Chinese government that could adversely impact our operations in future periods.

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

In 2011, our largest customers purchased products from us on a spot or short term contract basis and in the future may choose not to continue to purchase our products.  A loss of order volumes from any major customer, or a significant reduction in their purchase orders could have a material adverse effect on our business, financial condition and results of operations.  In addition, if we experience such a loss of order volumes or significant reduction in purchase orders, we would likely be required to increase borrowings under our credit facilities to meet our cash flow needs.,

WE WILL NEED ADDITIONAL FINANCING TO FUND WORKING CAPITAL AND THE POTENTIAL EXPANSION OF THE FACILITY.  ADDITIONAL CAPITAL RAISING EFFORTS IN FUTURE PERIODS IS LIKELY TO BE DILUTIVE TO OUR THEN CURRENT SHAREHOLDERS OR RESULT IN INCREASED INTEREST EXPENSE IN FUTURE PERIODS.

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

WE DEPEND ON OUR KEY MANAGEMENT PERSONNEL AND THE LOSS OF THEIR SERVICES COULD ADVERSELY AFFECT OUR BUSINESS.

Our future performance depends substantially on the services of our senior management and other key personnel, as well as our ability to retain and motivate them. The loss of the services of any of our executive officers, including a Chairman and CEO, or other key employees could have a material adverse effect on our business, results of operations and financial condition. Although we entered into a three-year employment agreement with Kexuan Yao, our Chairmen of the Board, President, and Chief Executive Officer and pursuant to such employment agreement we will purchase on the life of Kexuan Yao up to $50 million of key man life insurance with the Company as the beneficiary of the death benefit, we cannot guarantee that these measures will sufficiently secure Kexuan Yao’s services with us or remedy the loss of the services of Kexuan Yao if that occurs.

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

ITEM 2.           PROPERTIES.

Our principal executive offices in the United States are located at One Waters Park Drive, Suite 98, San Mateo, CA 94403.  We paid rent of $3,645 per month for 2011 and will pay rent of $3,743 per month for 2012 and $3,842 per month for 2013 to occupy a 1,970 square foot office pursuant to a lease that expires in December 2013.

Henan Armco operates from offices located in Zhengzhou, within the Henan Province of the PRC.  The office space consists of three suites with approximately 5,611 square feet in total.  Henan Armco owns two suites with approximately 3,713 square feet and leases another suite with approximately 1,898 square feet from Mr. Yao, our Chairman and CEO, pursuant to a lease with a three-year term till December 31, 2014 after the prior lease expired on December 31, 2011.  The monthly rent is approximately $1, 582, due on the last day of the previous month.

Our subsidiary, Armco (Lianyungang) Renewable Metals, Inc. (“Renewable Metals”), performs certain operational functions from offices located in Lianyungang, of the Jiangsu province in the PRC.

Renewable Metals has acquired land use rights for approximately 32 acres of land located in Lianyungang upon which the Facility is located pursuant to a land use right acquirement agreement dated September 28, 2007.  The land use rights allow for industrial production pursuant to a land use rights certificate we obtained in November 2007.  The land use rights expire in 2057.  We occupy a 14,779 square foot building which we constructed on this land that houses our Facility, our scrap metal recycling administrative offices and an employee dormitory.

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

ITEM 4.           MINE SAFETY DISCLOSURES.

The Company is not required to provide disclosures required by this Item.

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

	High	Low
January 1, 2010 to March 31, 2010	$9.64	$3.05
April 1, 2010 to June 30, 2010	$9.03	$2.90
July 1, 2010 to September 30, 2010	$4.23	$2.94
October 1, 2010 to December 31, 2010	$4.57	$2.78

January 1, 2011 to March 31, 2011	$4.14	$2.35
April 1, 2011 to June 30, 2011	$2.53	$1.26
July 1, 2011 to September 30, 2011	$1.68	$0.41
October 1, 2011 to December 31, 2011	$0.55	$0.27

As of March 21, 2012, the last reported sale price of the common stock on NYSE Amex was $0.60.  As of March 21, 2012, there were approximately 68 stockholders of record of our common stock.

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

ITEM 7.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our consolidated financial condition and results of operations for the years ended December 31, 2011 and 2010 should be read in conjunction with the consolidated financial statements, including footnotes, and other information presented elsewhere in this Form 10-K.  The year ended December 31, 2011 is referred to as “2011,” the year ended December 31, 2010 is referred to as “2010,” and the coming year which will end December 31, 2012 is referred to as “2012.”

OVERVIEW OF OUR PERFORMANCE AND OPERATIONS

Our Business and Recent Developments

We import, sell and distribute to the metal refinery industry in the PRC a variety of metal ore which includes iron, chrome, nickel, copper and manganese ore as well as non-ferrous metals, scrap metals and coal.  We obtain these raw materials from global suppliers primarily in Brazil, India, Indonesia, Ukraine and the United Sates and distribute them in the PRC.  We also recycle scrap metal used by steel mills in the production of recycled steel.

In 2011, there were many major events in the world’s economy adversely affecting the global steel industry, including, but not limited to, the European debt crisis, the slow economic recovery in the United States, rising inflation in the Chinese economy and real estate and financial market turmoil. China’s 12th five-year period (2011-2015, “5 Year Plan”) commenced in 2011, and China’s steel industry initially responded with fast growth in the first half year but in the second half, especially the fourth quarter, plunged dramatically as the Chinese government tightened monetary and other controls amid a deteriorating European economic environment and debt crisis.

Demand for iron ore was erratic throughout 2011 as the global steel industry reacted to these adverse conditions. As a result, the market for iron ore correspondingly collapsed with the decrease in demand for steel, particularly in the fourth quarter of 2011. The prices for other main metal ores such as manganese and chrome ores in China have also suffered a continuous downtrend in pricing during 2011. While the pricing in the iron ore market has regained general stability, the industry is still adjusting to be new pricing structure which changed from annual to monthly pricing to more accurately reflect market demand for the period. Pricing for iron and other ores was consequently initiated by the major ore suppliers. This change created unavoidable short-term fluctuations that adversely affected the management of demand for such ores by our customers and their operations. In response to this unexpected and highly volatile environment, we have been constantly adjusting our operations and strategies manage our risk exposure, particularly with respect to our metal ores trading business.

In instituting these new operational changes, we have sort to manage market risk while operating at a moderate gross margin. These changes include, but are not limited to, greater reliance on short-term market and trend analysis and greater selectivity both with respect to suppliers and customers who under certain circumstances may be forced not to honor our previously agreed upon contractual terms. Such actions are not only taken by smaller companies, but when the market prices have declined sharply, even the state owned steel mills will seek to void their contractual obligations or force us to reduce the price. As a normal business practice in order to minimize these risks, we seek to secure more customer deposits and other terms that minimize the market price movement risk.

Throughout 2011, pricing for the China’s scrap metal market fluctuated radically as it reacted to a more complex market environment. As a result, our results of operations for 2011 were dramatically adversely affected. In 2011, Chinese steel mills purchase 93% of its scrap metals from domestic suppliers with imports accounting for only 7% 1. With the domestic steel mills relying on local resources, scrap imports maintained only a supplementary role in China with scrap of 6.76 million metric tons (“MT”). The primary suppliers were United States (41.06%) and Japan (33.43%) 2. Commencing in 2011, the Chinese government levied a 17% VAT on scrap, which in combination with the appreciation of the RMB, increased pricing for scrap imports by 15.71% compared to back in 2010. With such price increases and volatility, we found it difficult to compete on a profitable basis. As a whole, the factors described above adversely impacted our results of operations for the year ended December 31, 2011.

To mitigate our risks, however, we have been working on building a local supply network near our recycling facility and establishing a global supply channel to provide for the purchase of an expanding and secure source of scrap product. While the market environment for our scrap recycling business has become more challenging and remains subject to uncertainties created by world events, we believe that we have taken the necessary steps to improve our operations which will enable us to meet our expectations of profitability for our recycling business. While we can offer no certainty that our operational changes to date will continue to be effective in managing future risks, early indicators regarding our recycling business underlies such belief. Gross margin for the fourth quarter of 2011 in the recycling business increased significantly to 16% from 4% compared to the same period of 2010, although we do not expect such margins to be sustainable in the future.

            We continue to refine our business model in response to fluctuations in market prices.  We seek to secure longer term supply contracts in response to known opportunities rather than sell goods purchased in the spot market.  Wherever possible, we seek to structure transaction-specific terms with our customers in order to better manage our risk and to ensure an acceptable profit margin.  While this strategy can limit certain trading opportunities, we believe that it will enhance our competitive position as the market for ore prices recovers. In implementing this strategy in 2011 we added 10 new customers, nine of which are located in the Jiangsu province of the PRC. These customers, along with our growing base of customers throughout China, will help us meet our goal of obtaining a strong market and brand position in the metal ore trading and recycled scrap metals market. In the third and fourth quarters of 2011, in response to the market change and decrease in demand from our customers, we limited our purchases to manage both the price and market risks. We are also evaluating other methods to manage market and price risks in the future, such as hedging.

We formally commenced the operation of our scrap metal recycling facility in the Banqiao Industrial Zone of Lianyungang Economic Development Zone in the Jiangsu province of the PRC (the “Facility”) late in the third quarter of 2010.  As a result, no comparisons can be made with respect to prior comparable periods for the year ended December 31, 2010.  The Facility recycles automobiles, machinery, building materials, dismantled ships and various other scrap metals.  We sell and distribute the recycled scrap metal to the metal refinery industry in the PRC, utilizing our existing network of metal ore customers while successfully expanding our customer base. In 2011, our net revenue and gross profit in the scrap metal recycling business was $43.7 million and $2.9 million, respectively.  We sold approximately 91,283MT of scrap metal in 2011. For the fourth quarter of 2011, our scrap metal recycling business sold approximately 14,681MT of scrap metals, generating approximately $6.9 million of revenue and $1.1 million of gross profit.

We continue to believe that our recycling business will become a strong growth driver for our company as natural resources continue to be depleted and larger amounts of unprocessed scrap metal become available as a result of increases in consumer demand for products made from steel that eventually are recycled.  We also believe the profit margin of our recycling business will gradually stabilize and could further increase as we gain more experience in operating our Facility, marketing our products and establishing our reputation and presence in the recycled scrap metal industry. We have conducted a series of cost testing and variance analysis to improve our cost control and implement precise management in our recycling operations.

1. http://info.china.alibaba.com/news/detail/v6-d1022974847.html
 2.  http://www.mysteel.net/article/ll/list-c030302-b-p2.html
In 2011, approximately 90% of the raw materials for our recycling business were purchased from domestic suppliers and market in the PRC.  We have developed a strategy to expand our sources of raw material acquisition and to establish a supply chain network locally to increase and stabilize the availability of raw materials near and for our recycling operation. In furtherance of this strategy, in June 2011 we signed a lease agreement to manage, operate and control a scrap recycling facility in the area.  This facility is capable of recycling scrap metals and will increase our control over the local supply of recycled and raw materials and has supplied over 4,259 MT scrap metals since October 2011. Additionally, by the end of 2011, we have entered into three other lease arrangements with local scrap recyclers and were in negotiations with five other comparable scrap recyclers in the area.  Each such small scrap recycling facility is expected to be able to acquire and process scrap metals 1,000 MT monthly. We also expanded our purchase from overseas markets, acquiring approximately 10,000 MT of unprocessed scrap metals for the year ended December 31, 2011. We expect to continue to expend resources to build our overseas supply channels, particularly in Brazil and other Latin American countries.

We invested a total of approximately $48.6 million in the aggregate to acquire land use rights and to construct and purchase equipment for the Facility.  These capital expenditures were funded from a portion of the net proceeds we received from sales of securities and debt and vendor financing.  In 2011, we continued to build on our achievements from the prior year in our continuing efforts to secure financing for our business.  We maintain nine bank facilities, which provide for the issuance of commercial lines of credit for letters of credit in the aggregate amount of $110 million with approximately $78 million available to us at December 31, 2011.  These bank facilities improve our ability to finance our continued business expansion and help us develop our brand in the industries we operate in.

Update on our investment in Apollo Minerals

On June 8, 2010, we entered into a subscription agreement to acquire up to a 19.9% stake in Apollo Minerals Limited (“Apollo Minerals”), a publicly traded company on the Australian Stock Exchange. On July 19, 2010 Apollo Minerals issued to us 29,250,000 shares of its common stock in exchange for $4,387,500 (approximately $3.4 million). Apollo Minerals used the cash infusion to advance its exploration activities at its major iron ore project at Mount Oscar, which is located in the Pilbara region of West Australia (“Mount Oscar”).  Apollo Minerals has the rights to mine an iron ore deposit on Mount Oscar and also has mining rights for iron ore, gold and copper in the Gawler Craton region of South Australia at Commonwealth Hill.  In addition, Apollo Minerals also issued to us options to purchase an additional 5 million shares of its common stock at $0.25 (approximately $0.20) per share, half of which will vest on the first anniversary of issuance with the balance vesting on the second anniversary of issuance.  The options expire after five years, and we may only exercise them in order for the Company to maintain up to a 19.9% ownership stake in the event that Apollo Minerals issues additional common shares in the future.  As part of our investment, Apollo Minerals has agreed to give us the rights to purchase no less than 15% of the iron ore production from its mine at Mount Oscar at market rates.  We account for these securities as a cost method investment in our consolidated financial statements.

As of December 31, 2011, our ownership stake in Apollo Minerals decreased from 19.9% to 16.2% as a result of 23,545,454 new shares issued by Apollo Minerals to an investor for gross proceeds of $1,295,000.  The management of Apollo has advised us that the net proceeds received will be used for funding a maiden drilling program and project development scoping study for the Sequoia prospect at the Commonwealth Hill Iron Project. According to its public filings with the Australian Stock Exchange, Apollo has obtained all approvals necessary for exploration in the eastern half of its Commonwealth Hill tenements, covering an area ofapproximately 535 sq.km.

In accordance with generally accepted accounting principles, we value marketable securities using Australia quoted market prices on Apollo Mineral stock. At December 31, 2011, the estimated fair value of the investment in Apollo Minerals was approximately ($1.76) million less than its original costs inclusive of ($1.98) million in impairment and $0.22 million of foreign currency transaction gain. While Apollo Minerals continues to make slow but steady progress in implementing its business plan, through our board participation, we concluded that the decline in the fair value was other than temporary and recorded the unrealized loss of marketable securities to (i) impairment – other than temporary of ($1.98) million in other income (loss) and (ii) foreign currency transaction gain in other income (loss) in the accompanying consolidated statements of operations and comprehensive income (loss).

Our Performance

During 2011, our net revenues were $106.2 million, representing an increase of approximately 54% from 2010.  Our gross profit, as a percentage of revenues, also increased during 2011 to 5.5%, compared to 3.6 % during 2010.   The gross profit margins for our metal ore trading business and scrap metal recycling business were approximately 4.9% and 6.4%, respectively, during 2011. Our net loss for 2011 was $3.3 million, compared to a net loss of $2.2 million for 2010.  The loss increased in 2011was mainly due to a recorded loss of $1.98 million sustained from the unrealized loss on our investment in Apollo Minerals. Our total assets at December 31, 2011 remained at approximately $95 million, comparable to that amount held at December 31, 2010.

  Our performance for 2011 for our metal ore trading business was adversely affected by the slowdown of domestic steel production in the PRC and the change of the market pricing setting system described above.  During 2011, our trading business gross profit margin was approximately 6.4% for the first quarter of 2011, compared to 6.5% during same period of 2010, 4% for the second quarter of 2011, compared to 1% during same period of 2010, 2% for the third quarter of 2011, compared to 4% during the same period of 2010, and -23% for the fourth quarter of 2011 compared to 3% during the fourth quarter of 2010.

Our performance in 2011 for our scrap metal recycling business was also adversely affect by the slowdown of domestic steel production and extreme market volatility. Nevertheless, our scrap metal recycling business profit margin for the fourth quarter was as high as 16%, although we do not expect such margins to be sustainable in the future. Because our scrap metal operations did not commence until late in the third quarter of 2010, there is no basis for comparison to 2010.

In addition to our capital lease obligation of $4.1 million, current maturities of capital lease obligation of $2.2 million and current maturities of long-term debt of $3.9 million for the Facility, we borrowed $14.9 million as of the end of 2011 from banks in the PRC on a short term basis to finance the purchase of inventory related to executed resale contracts.  These borrowings are secured by the inventory we purchase and the contracts for their sale.  This indebtedness is repaid upon receipt of payment from our customers.  In addition, our inventory increased by $22.9 million from 2010.  $19.5 million was attributable to increases in our metal ores inventory and our strategy to accumulate inventory (which includes raw materials, purchased merchandise for resale and finished goods) for our recycling operation, representing approximately $13 million.  We believe that the maintenance of such inventory levels for our recycling operation is normal for our current production level.  The iron ore products described above have been sold during the first quarter of 2012.

Our Outlook

While our financial performance during 2011 showed an increased net loss primarily due to the write-down of our investment in Apollo Minerals, our sales increased significantly with improved gross margin in compared to 2010 in both our trading and recycling business.   We believe the investments we have made to diversify our revenue base will enable us to improve our overall performance in 2012.  Additionally, we believe our efforts to obtain a long-term and consistent supply sources through the establishment of relationships with Brazilian steel and mining companies will enable us to attain better gross margins in our metals trading and distribution business in the future.

Metal Ore Trading.  Our metals ore distribution business witnessed high price corrections for metal ores in the PRC market before September of 2011and then plunge substantially in the last quarter of 2011. With the beginning of 2012, we have witnessed more stabilized pricing for iron ore amid the recovering market confidence and restocking activities by Chinese steel mills. Currently, the pricing for metal ores remains stable. Our net revenues for our metal ore trading business increased approximately 26% in 2011 to $62.5 million, compared to $49.7 million to 2010.  Our gross profit margin for our metal ore trading business increased approximately 10% to 4.8% for the fiscal year ended 2011, compared to 4.4% for the fiscal year ended 2010.    Despite the continued great uncertainties surrounding global economies, we believe the demand for iron ore on a global basis will grow in 2012.  We intend to continue our efforts to obtain consistent supply sources and secure longer term ore supply contracts with our customers.  We believe that these efforts will allow us to be more opportunistic in the metal ore market, enabling us to obtain increases to our gross margins in this business.

By February 17, 2012, China Armco had completed the shipment of 150,000 MT of iron ore. The shipment was purchased from Brazil with a purchase contract value of approximately $17 million. As of the date of this filing, the ore had already been sold to our customers in PRC upon favorable terms.

Scrap Metal Recycling.  We believe our scrap metal recycling operation can provide increased revenues and profitability in 2012 and subsequent years. Our recycling production started in the late of 2010 and increased steadily until the second quarter of 2011. Our operations were adversely affected in the third and fourth quarter in 2011 due to sharp price changes and market uncertainty. In response, our scrap metal customers temporarily reduced or postponed pre-order significantly while we also lowered our procurement and pre-selling sales to control our market risk. We believe that there is an opportunity to obtain supplies at these lower pricing levels as the demand recovers over time and we have sought to acquire such supply in anticipation of such recovery. In such event, we will be well positioned to capitalize by having taking advantage of the lower cost of the acquisition of supply.

We believe that we will benefit from the PRC governmental mandates to increase the use of scrap metal steel as it encourages the use of scrap as opposed to the use of iron ore to satisfy the demand for steel products per China’s 5 Year Plan and related national policies. Based upon this belief, we have started to stockpile raw materials to prepare for an increase in our recycling production. We have concentrated our efforts on streamlining our production and operations by developing standardized production processes, improving cost controls with greater precision and efficiencies. With the expected improvement of our supply chain management, we anticipate that our recycling operation will be the largest driver of revenues for the foreseeable future.  We intend to devote a significant amount of our resources towards the improvement of our operations and if appropriate, its expansion. At the same time, we will continue to pursue our strategy to create a local network of raw material suppliers for our Facility.

While we believe our business is well positioned to grow in the coming years, we will need to continue our efforts to acquire sufficient liquidity to support that growth, although we can offer no assurances that we can acquire such capital on terms acceptable to us.

RESULTS OF OPERATIONS

The table below summarizes the consolidated operating results for 2011 and 2010.  The percentages represent each line item as an approximate percentage of net revenues unless otherwise noted.

	For the Years Ended December 31,
	2011		2010		$ Change	% Change
Net revenues	$106,216,065	100%	$68,786,790	100%	$37,429,275	54.4%
Cost of goods sold	100,363,253	94.49%	66,325,780	96.49%	34,037,473	51.3%
Gross profit	5,852,812	5.51%	2,461,010	3.6%	3,391,802	137.8%

Total operating expenses	6,763,932	6.37%	4,820,376	7.0%	1,943,556	40.3%
Operating income (loss)	(911,120)	0.86%	(2,359,366)	-3.4%	1,448,246	61.4%

Net Revenues

Net revenues in 2011 increased by $37.4 million to $106.2 million compared to 2010, primarily due to an approximately $24.2 million increase in the sale of scrap metals, a $11.1 million increase in sale of iron pellets, a $4.6 million increase in the sale of chrome ore and a $2.2 million increase in the sale of iron ore.  The increases were partially offset by a decrease in manganese ore sales of $3.5 million.  Our recycling business generated net revenues of approximately $43.7 million in 2011.

The increases in scrap metals sales are attributable to our new production and sales from our scrap recycling business which commenced operation in the late September of 2010.  (The increases in iron pellets and chrome ore sales were resulted from our effort to attract new customers, as well as current customers who purchased new or greater quantities than previously from us.

Cost of Goods Sold

Cost of goods sold includes the cost of the products we purchase from our vendors, shipping and handling costs on shipments to our customers, port charges, depreciation of certain of our machinery and equipment and other direct product cost.  Cost of goods sold of $100.4 million increased by $34.0 million compared to 2010, primarily due to a $37.4 million increase in net revenues.  This increase was partially offset by an increase in gross margins to 5.5% in 2011 from 3.6% in 2010, due primarily to higher margins on iron ore and manganese ore sales, and sales of scrap metal valued at $43.7 million in 2011 with a gross margin of 6.6%.

Total Operating Expenses

Operating expenses of $6.8 million in 2011 increased by $1.9 million, or 40%, compared to 2010 primarily due to an increase in operating cost of our idle manufacturing facility of $1.9 million, an increase in general and administrative expenses of $0.71 million, and an increase in professional fees of $0.15 million including legal fees, audit fees, investor relations, website design and SEC filing services. These increases were partially offset by decreases in selling expenses of $0.86 million. Selling expenses include commissions, salaries and travel for the sales agents and warehouse fees. The decreased of selling expenses of $0.86 million was mainly due to decrease in warehouse fees for our trading business.

    The increase in operating cost of idle manufacturing facility of $1.9 million includes mainly depreciation and other operating costs of maintaining our recycling facility which did not commence operations until the end of September 2010 and there were no such operating cost in 2010. General and administrative expenses include salaries, depreciation of our fixed assets other than machinery and equipment, and office expenses across all of our operating subsidiaries. Our general and administrative costs increased by $0.71 million in 2011 as compared to 2010, primarily due to $0.55 million of increases in operating costs relating to increased activities of production and operation at our  recycling facility and $0.43 million of increases in operating costs relating to increased operation at Armco Shanghai which serves as our China headquarters.  General and administrative expenses in 2011 as a percentage of net revenues decreased to 3.5%, as compared to 4.4% for 2010, primarily due to a $37.4 million increase in our net revenues in 2011.  The increase in professional fees of $0.15 million was due to our efforts to improve corporate governance, financial reporting and investor relations.

Total Other (Income) Expense

Total other expense (income) includes interest expense, interest income, foreign currency transaction gain – marketable securities, impairment other than temporary – marketable securities, change in fair value of delivery liability, loan guarantee expense, investment credit from government, and gains and losses not reflected within income from operations.

Total other expense was $2.2 million in 2011, compared to total other income of $0.3 million for 2010.  This change was primarily a result of an other than temporary impairment in marketable securities of $1.98 million, an increase in interest expense of $1.3 million, a lack of one-time gain from a vendor price adjustment ($1.0 million), and an increase in other expense of $0.1 million. The increases in other expenses were partially offset by an investment credit from government of $1.5 million, a gain from foreign currency transaction gain in marketable securities of 0.2 million and a decrease in loan guarantee of $0.1 million.

Income Tax Expense

Income tax expense of $0.23 million in 2011 increased by $79,000 compared to 2010.  In 2011, our income taxes are primarily the function of the application of a 16.5% effective income tax rate for our Hong Kong subsidiary, which our income tax for Hong Kong was $0.19 million in 2011, as compared to $0.11 million in 2010.

Net Income (Loss)

Our net loss in 2011 was $3.3 million, compared to net loss of $2.2 million in 2010, the increase in loss primarily due write down of $1.98 million from our investment in Apollo Minerals, partially offset by increase in gross profit of $3.4 million.

Comprehensive Income (Loss)

During 2011 our comprehensive loss was $1.8 million.  Comprehensive loss consists of our net loss, change in unrealized loss on marketable securities and foreign currency translation gain (loss).  The functional currency of three of our subsidiaries operating in the PRC is the RMB.  The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs and expenses.  Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations.  As a result of these translations, we reported a foreign currency translation gain of $1.6 million for 2011 compared to a gain of $1.3 million for 2010, and a change of unrealized loss of marketable securities of $797 in 2011compared to a change of unrealized loss of 0.5 million in 2010.  These non-cash losses and gains had the effect of increasing both our reported comprehensive income (loss) for 2011 and 2010.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate adequate amounts of cash to meet its cash needs.

At December 31, 2011 and December 31, 2010, we had cash and cash equivalents of $1.0 million and $3.1 million, respectively.  At December 31, 2011, our working capital was $1.6 million as compared to $12.2 million at December 31, 2010. The decrease in working capital was mainly due to our investment in property, plant and equipment of $7.5 million and an increase in land use right of $4.1 million for our future expansion.

            In 2011, we acquired 150 MU land use right for another piece of land in Lianyungang, Jiangsu in the PRC and completed the land leveling project.  The short term plan for the land is to storage raw materials and products and the long term plan for the land is to construct automobile dismantling production line or build a scrap metal trading market center, depending on our progress on obtaining necessary license and permits and market conditions as well. Acquisition of the land use right provides us enough space for future expansion as land available within Lianyungang become scarce.

As of December 31, 2011, we had invested a total of approximately $48.6 million for the acquisition of land use rights, construction and equipment purchases for our recycling business.  We expect to expand our production capacity in the future and expect to build or acquire additional facilities in the future, depending on market conditions.  We have not set a timeframe for this expansion.

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

We believe our working capital is sufficient for our operations for at least the next 12 months.  We have bank facilities which provide for cash borrowings or the issuance of commercial letters of credit that we require in our metal ore trading business in the aggregate amount of $110 million.  Approximately $78 million was available under these facilities at December 31, 2011.

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

On December 20, 2011, Armco Metal International  Limited (“Armco HK,” formerly as “Armco & Metawise”) entered into a Banking Facilities Agreement with DBS Bank (Hong Kong) Limited of $20,000,000 for issuance of commercial letters of credit in connection with the Company’s purchase of metal ore.  The Company pays interest at LIBOR or DBS Bank’s cost of funds plus 2.50% per annum on issued letters of credit in addition to an export bill collection commission equal to 1/8% of the first $50,000 and 1/16% of the balance and an opening commission of 1/4% on the first $50,000 and 1/16% of the balance for each issuance.  Amounts advanced under this facility are repaid from the proceeds of the sale of metal ore.  The lender may terminate the facility at anytime at its sole discretion. The facility is secured by the charge on cash deposit of the borrower, the borrower’s restricted pledged deposit in the minimum amount of 3% of the letter of credit amount, the Company’s letter of comfort and the guarantee of Mr. Kexuan Yao.   At December 31, 2011, the balance outstanding under this facility was $1,620,000.

              On July 29, 2011, Armco HK obtained a $30,000,000 line of credit from ING Bank Hong Kong Branch for issuance of letters of credit to finance the purchase of metal ore along with a sub-limit facility for freight advance of $3,000,000.  The letters of credit require the Company to pledge cash equal to 5% of the letter of credit, subject to increase by the lender in the event of price fluctuations and market demand while the letter of credit remains open.  The Company pays interest at the lender’s cost of funds plus 250 basis points per annum on issued letters of credit in addition to an export bill collection commission equal to 1/4% of the first $50,000 and 1/16% of the balance for each issuance.  Amounts advanced under this line of credit are repaid from the proceeds of the sale of metal ore.  The lender may terminate the facility at anytime at its sole discretion. The facility is secured by the Company’s restricted cash deposit in the minimum amount of 5% of the letter of credit amount, the Company’s guarantee, the guarantee of Mr. Kexuan Yao and a security interest in the contract for the purchase of the ore for which the letter of credit has been issued and the contract for the sale of the ore.  At December 31, 2011, the balance outstanding under this facility was $16,526,000.

               On September 30, 2011, Armco HK, entered into Amendment No. 2 to the March 25, 2009 uncommitted Trade Finance Facility with RZB Austria Finance (Hong Kong) Limited.  The amendment provides for the issuance of $15,000,000 of commercial letters of credit in connection with the purchase of metal ore, an increase of $5,000,000 over the amounts provided for in the March 25, 2010 facility.  The Company pays interest at 200 basis points per annum plus the lender’s cost of funds per annum on issued letters of credit in addition to fees upon issuance of the letter of credit of 1/16% for issuance commissions, negotiation commissions, commission-in-lieu and collection commissions.  Amounts advanced under this facility are repaid from the proceeds of the sale of metal ore.  The lender may, however, terminate the facility at anytime or at its sole discretion upon the occurrence of any event which causes a material market disruption in respect of unusual movement in the level of funding costs to the lender or the unusual loss of liquidity in the funding market. The lender has the sole discretion to decide whether or not such event has occurred.  The facility is secured by restricted cash deposits held by the lender, the personal guarantee of Mr. Kexuan Yao, the Company’s guarantee and a security interest in the contract for the purchase of the ore for which the letter of credit has been issued and the contract for the sale of the ore.  At December 31, 2011, no balance was outstanding under this facility.

On April 27, 2011, Henan Armco obtained a RMB 50,000,000 (approximately U.S. $7.8 million) line of credit from China CITIC Bank, Zhengzhou Branch, for issuance of letters of credit to finance the purchase of metal ore and scrap metal expiring one year from the date of issuance. The letters of credit require the Company to pledge cash deposits equal to 20% of the letter of credit for letters of credit at sight, or 30% for term letters of credit. Term letters of credit are limited to no more than 90 days. The interest rates are variable depending on the LIBOR and the lender’s cost of funds at the time when a letter of credit is issued. The facility is guaranteed by Renewable Metals and Mr. Kexuan Yao, the Company’s Chairman and Chief Executive Officer.  At December 31, 2011, no balance was outstanding under this facility.

On June 18, 2011, Henan Armco obtained a RMB 70,000,000 (approximately $11 million) line of credit from Guangdong Development Bank Zhengzhou Branch for issuance of letters of credit to finance the purchase of metal ore.  The term of this facility is one year.  The Company pays interest at 120% of the applicable base rate for lending published by the People’s Bank of China (“PBC”) at the time the loan is made on issued letters of credit.  The credit facility is secured by the guarantee provided by Mr. Kexuan Yao and Renewable Metals jointly and the pledge of moveable assets provided by the borrower.  Amounts advanced under this line of credit are repaid from the proceeds of the sale of metal ore.  At December 31, 2011, the balance outstanding under this facility was $474,000.

On November 26, 2011, Henan Armco obtained a RMB 20,000,000 (approximately U.S. $3.1 million) line of credit from China Minsheng Bank, Zhengzhou Branch, for issuance of letters of credit to finance the purchase of metal ore and scrap metal expiring one year from the date of issuance. The facility is guaranteed by Renewable Metals and Mr. Kexuan Yao, the Company’s Chairman and Chief Executive Officer.  At December 31, 2011, the outstanding under this facility was $1,286,000.

             On September 4, 2009, Renewable Metals entered into a line of credit facility (“Line of Credit”) in the amount of RMB 70,000,000 (approximately $11 million) from Bank of China, Lianyungang Branch expiring September 3, 2012, which can be drawn in the form of long term debt or a bank acceptable payable. The purpose of this credit facility was to finance construction of our recycling facility. We withdrew RMB 60 million in 2009 as long-term loan under the facility and repaid RMB 20 million in 2010 and RMB 15 million in 2011, respectively. At December 31, 2011, the remaining balance of the long-term debt was RMB25,000,000 (approximately $3.9 million) and is due on August 25, 2012. Renewable Metals pays interest quarterly at the annual rate of 5.838% for the long-term debt.   On January 30, 2012, Renewable Metals entered into a new line of facility in the amount of RMB 75,000,000 (approximately $11.8 million) from Bank of China, Lianyungang Branch, for the purchase of raw materials.  This new facility replaced the previous facility and the long-term debt balance of RMB25,000,000 (approximately $3.9 million) under the previous facility was carried forwarded to new facility without term change until expiration. The terms of the new facility (excluding the long-term debt balance of $3.9 million carried from previous facility) is 12 months with interest at 120% of the applicable base rate for lending published by the People’s Bank of China (“PBOC”) at the time the loan is drawn down per annum. The new facility is secured by the guarantees provided by Mr. Kexuan Yao, Mr. Yi Chu, Henan Armco and Henan Chaoyang, respectively.  At December 31, 2011, the balance outstanding under this facility was $3.9 million.

On July 1, 2011, Renewable Metals obtained a RMB 72,000,000 (approximately $11.3 million) line of credit from Bank of Communications, Lianyungang Branch expiring two (2) years from the date of issuance, for issuance of letters of credit in connection with the purchase of scrap metal. The letters of credit require Renewable Metals to pledge cash deposit equal to 20% of the letter of credit for letters of credit at sight, or 30% for other domestic letters of credit and for extended domestic letters of credit, the collateral of inventory equal to 166% of the letter of credit. The facility is secured by Renewable Metals inventories and the guarantee provided by Mr. Kexuan Yao, the Company’s Chairman and Chief Executive Officer.  At December 31, 2011, $8,178,000 was outstanding under this facility.

The following table provides certain selected balance sheet comparisons as of December 31, 2011 and December 31, 2010.

			Increase
	December 31, 2011	December 31, 2010	(decrease)%

Cash	1,042,591	3,097,917	(2,055,326)	-66.3%
Pledged deposits	8,357,670	12,643,671	(4,286,001)	-33.9%
Marketable securities	1,636,742	2,890,380	(1,253,638)	-43.4%
Bank acceptance notes receivable	-	-	-
Accounts receivable	758,500	19,115,019	(18,356,519)	-96.0%
Inventories	33,344,547	10,439,831	22,904,716	219.4%
Advance on purchases	3,079,684	6,509,846	(3,430,162)	-52.7%
Prepaid value added taxes	-	-	-
Prepaid corp income taxes-Renewable Metals	467,546	-	467,546
Prepayments and other current assets	1,744,047	4,729,935	(2,985,888)	-63.1%
Total Current Assets	50,431,327	59,426,599	(8,995,272)

Loans payable	6,711,898	24,765,820	(18,053,922)	-72.9%
Banker's acceptance notes payable and letters of credit
Current maturities of capital lease obligation	2,195,177	727,756	1,467,421	201.6%
Current maturities of long-term debt	3,931,745	4,537,342	(605,597)	-13.3%
Accounts payable	18,543,129	3,435,528	15,107,601	439.7%
Advances received from Chairman and CEO	607,009	799,394	(192,385)	-24.1%
Customer deposits	5,851,769	1,345,304	4,506,465	335.0%
Corporate income tax payable-HK	99,042	1,091,038	(991,996)	-90.9%
Value added tax and other taxes payable	1,150	-	1,150
Accrued expenses and other current liabilities	2,713,532	6,316,568	(3,603,036)	-57.0%
Total Current Liabilities	48,832,480	47,193,105	1,639,375

Our current assets at December 31, 2011 decreased by $9.0 million, or 15.1%, from December 31, 2010.  This decrease reflects decreases in accounts receivable of $18,4 million, pledged deposits of $4.3 million, advance on purchases of $3.4 million, prepayments and other current assets of $3.0 million, cash of $2.1 million, and marketable securities of $1.3 million, partially offset by a increase in inventories of $22.9 million, and prepaid corporate income taxes for Renewable Metals of $468,000 .

Our current liabilities at December 31, 2011 increased by $1.6 million, or 3.5%, from December 31, 2010.  This increase reflects an increase in accounts payable of $15.1 million, customer deposits of $4.5 million, banker's acceptance notes payable and letters of credit of $4.0 million, and current maturities of capital lease obligation of $1.5 million, , and, partially offset by decreases in loan payable of $18.1million, accrued expenses and other current liabilities of $3.6 million, corporate income taxes payable (Hong Kong) of $1.0 million, current maturities of long term debt of $0.6 million and advances from our Chairman and CEO of $0.2 million.

Our cash at December 31, 2011 decreased by $2.1 million from December 31, 2010, as we used more cash for (i) the payment of our raw materials purchase for our increased scrap recycling production , (ii)increased operation expenses and(iii) professional fees due to the efforts to improve corporate governance, financial reporting and investor relations.

Pledged deposits at December 31, 2011 decreased by $4.3 million from December 31, 2010.  We make these pledged deposits with financial institutions as collateral for letters of credit and bank acceptance bills.  Pledged deposits are released to pay vendors upon acceptance of goods.

Our accounts receivable, net of allowance for doubtful accounts, decreased approximately $18.4 million, mainly due to our pre-selling strategy and other measures we took to expediate our capital turnover and meet our cash needs in the preparation of raw materials in our scrap recycling operation.

          Inventories at December 31, 2011 increased by $22.9 million from December 31, 2010, which is mainly attributed to the increase in our metal ores inventory for trading of iron ore of approximately  $17 million and our strategy to accumulate inventory (which includes raw materials, purchased merchandise for resale and finished goods) for our recycling operation of approximately $13 million. In keeping with our strategy to better manage our operations and market risk, we took advantage of lower steel prices and in anticipation of increased production at the Facility in 2012.  We monitor the inventory levels of our raw materials (metal ore and recycled scrap) and finished products to better balance our production needs and our exposure to changes in metal prices. We currently maintain an inventory of scrap metals sufficient for approximately 15 -20 days of sales on a continue basis. The iron ore inventory of $17 million was already sold in the first quarter of 2012.

Advances on purchases at December 31, 2011 decreased by $3.4 million from December 31, 2010, mainly due to an advance payment of $3.1 million made in 2010 and reclassified as a property asset in 2011 on our books, for a construction we had initially planned for storage of materials and products and future expansion of our operations.

Our prepayments and other current assets decreased $3.0 million at December 31, 2011 compared to December 31, 2010, primarily due to receipt of raw materials we prepaid for our Facility.

Loans payable at December 31, 2011 decreased approximately $18.1 million from December 31, 2010, as a result of our repayment of short term financing used for the acquisition of raw materials for our recycling business. We used collections of accounts receivable to repay these short-term borrowings.

Banker’s acceptance note payable and letters of credit increased $4.0 million at December 31, 2011 compared to December 31, 2010, primarily due to an increase in short-term borrowings used in raw material acquisitions.

Corporate income tax payable (Hong Kong) at December 31, 2011 decreased $ 1.0 million from December 31, 2010, primarily due to decreases in net income.

 Accounts payable increased $15.1 million at December 31, 2011compared to December 31, 2010, primarily due to an iron ore purchase of $17 million we made in the December of 2011. The iron ore has already been sold and the accounts payable has been paid off in full.

At December 31, 2011, we owed our Chairman and CEO, Mr. Kexuan Yao, an aggregate amount of $607,009 for funds he has advanced to us from time to time on an as needed basis for working capital purposes.

Customer deposits at December 31, 2011 increased $4.5 million compared to $1.3 million at December 31, 2010.  This increase is due to our pre-selling strategy, increased sales, the timing of customer orders and amounts that we require for deposits.  We recognize customer deposits as revenue when the goods have been delivered and risk of loss has transferred to the customer either at the port of origin or port of destination, depending upon the shipping terms agreed to with the customer.

Accrued expenses and other current liabilities at December 31, 2011 decreased $3.6 million from 6.3 million at December 31, 2010.  This decrease resulted from the completion of sales and recognition of revenue in 2011 which reduced the advance payments received by Henan Armco from our customers in 2010.

Current maturities of capital lease obligation at December 31, 2011 increased $1.5 million as compared to December 31, 2010, resulting from our increased capitalized lease on machinery and our Facility.

Current maturities of long-term debt at December 31, 2011 decreased $0.61 million from December 31, 2010 as we paid off a long-term loan of $4.5 million in 2011. Such amount was partially offset by a long-term loan of $3.9 million that has a current maturity due on August 25, 2012.

We did not make any commitments for capital expenditures at December 31, 2011.

Statements of Cash Flows

Our cash decreased $2.1 million during 2011, as compared to an increase of $2.4 million during 2010.  In 2011, we generated cash in the amounts of $14.3 million from our operating activities.  We used cash in the amount of $859,000 in investing activities and $15.6 million in financing activities.  In 2010, we used cash in the amount of $5.7 million in operating activities and $29.4 million in investing activities, and we obtained cash in the amount of $36.8 million through financing activities.

Net Cash Provided by (Used in) Operating Activities

In 2011, net cash provided by operating activities of $14.3 million was mainly comprised of cash provided by collections of account receivable of $18.6 million, an increase in account payable of $15.0 million, a decrease in prepayments and other current assets of 2.7 million, and an increase in accrued expenses and other current liabilities of $1.3 million. These inflows were partially offset by outflows related to an increase in inventory of $22.5 million, a decrease in taxes payable of $1.0 million, an increase in advance on purchases $0.9 million, and a decrease in customer deposits of $0.5 million.  In 2010, net cash used in operating activities of $5.7 million was mainly comprised of outflows related to an increase in inventory of $9.9 million, a decrease in accounts payable of $3.6 million, a decrease in taxes payable of $2.3 million, a decrease in customer deposit of $1.2 million, an increase in advance on purchases of $3.6 million, and an increase in prepayment and other current assets of $5.6 million.  These outflows were partially offset by cash provided by collections of accounts receivable of $9.7 million, and an increase of accrued expenses and other current liability of $5.6 million.

Cash Used in (Provided by) Investing Activities

In 2011, cash used in investing activities of $859,000 was due to purchases of property and equipment of $3.0 million payments made towards pledged deposits of $45.4 million, and purchase of land use rights of $2.7 million, partially offset by cash inflow in proceeds from release of pledged deposits of $50.1 million.

In 2010, cash used in investing activities of $29.4 million was due to purchases of property and equipment associated with our Facility construction of $14.2 million, payments made towards pledged deposits of $11.8 million and purchase of marketable securities in the amount of $3.4 million.

Cash Used in (Provided by) Financing Activities

In 2011, cash used in financing activities of $15.6 million consisted of repayment of loans payable of $79.8 million, repayment of long-term debt of $4.7 million, the repayment of mortgage payable of $1.9 million and repayment to shareholder advance of $0.2 million. These amounts were partially offset by cash provided in proceeds from loans payable of $61.3 million, proceeds from mortgage payable of $5.9 million, and banker’s acceptance notes payable of $3.8 million.

In 2010 cash provided in financing activities of $36.8 million consisted of proceeds from loans payable of $7.6 million and banker’s acceptance notes payable of $4.2 million used to finance the purchase of inventories, proceeds from long-term debt of $1.5 million for property, plant and equipment purchases related to the Facility, proceeds from mortgage payable of $2.3 million for machinery used in the Facility, amounts received from our Chairman and CEO of $1.3 million, proceeds from sales of common stock and warrants of $9.1 million, and proceeds from exercise of warrants and options of $13.2 million, partially offset by repayments of long-term loan payable of $2.3 million.

Off Balance Sheet Arrangements

Under SEC regulation, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.  An off-balance sheet arrangement means a transaction, agreement or contractual arrangement to which any entity that is not consolidated with us is a party, under which we have:

☐	Any obligation under certain guarantee contracts;
☐	Any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets;

☐
Any obligation under a contract that would be accounted for as a derivative instrument, except that it is both indexed to our stock and classified in stockholder’s equity in our statement of financial position; and

☐
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

Contractual Obligations and Commitments.  At December 31, 2011, our long-term debt and financial obligations and commitments by due dates were as follows:

		Less than			More than
Contractual obligations	Total	1 year	1-3 years	3-5 years	5 years
Banker's acceptance notes payable and letters of credit (1)	8,178,029	8,178,029
Long-Term Debt Obligations(2)	3,931,745	3,931,745			-
Short-Term Loans Payable (3)	6,711,898	6,711,898
Capital Lease Obligations (4)	6,322,531	2,195,177	4,127,354	-	-
Operating Lease Obligations (5)	146,106	98,372	47,734	-	-
Purchase Obligations	-
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP	-	-	-	-	-
Total	25,290,309	21,115,221	4,175,088		-

(1)	See Note 10 – Banker’s Acceptance Notes Payable and Letters of Credit in our audited consolidated financial statements included in this report.
(2)	See Note13– Long-Term Debt in our audited consolidated financial statements included in this report.
(3)	See Note 9 – Loans Payable in our audited consolidated financial statements included in this report.
(4)	See Note 12 – Capital Lease Obligation in our audited consolidated financial statements included in this report.
(5)	See Note 15 – Commitments and Contingencies for Operating lease Obligations in our audited consolidated financial statements included in this report.

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

A summary of significant accounting policies is included in Note 2 to the consolidated financial statements included in this report.  Of these policies, we believe that the following items described in Note 2 are the most critical in preparing our financial statements and will be discussed further below.

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

Our loans payable, banker’s acceptance notes payable, capital lease obligation, and long-term debt approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to us for similar financial arrangements at December 31, 2011and 2010.

Our Level 3 financial liabilities consist of the derivative warrant issued in July 2008 for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation.  We valued the automatic conditional conversion, re-pricing/down-round, change of control; default and follow-on offering provisions using a lattice model, with the assistance of a valuation specialist, for which management understands the methodologies.  These models incorporate transaction details such as Company stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of the date of issuance and each balance sheet date.

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

Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Level 1 Financial Asset – Marketable Securities

We use Level 1 of the fair value hierarchy to measure the fair value of the marketable securities and marks the available for sale marketable securities at fair value in the statement of financial position at each balance sheet date and reports the unrealized holding gains and losses for available-for-sale securities in other comprehensive income (loss) until realized provided the unrealized holding gains and losses is temporary.  If the fair value of an investment is less than its cost basis at the balance sheet date of the reporting period for which impairment is assessed, and it is determined that the impairment is other than temporary, then an impairment loss is recognized in earnings equal to the entire difference between the investment’s cost and its fair value at the balance sheet date of the reporting period.

Level 3 Financial Liabilities – Derivative Warrant Liabilities

We use Level 3 of the fair value hierarchy to measure the fair value of the derivative liabilities and revalue its derivative warrant liability at every reporting period and recognizes gains or losses in the consolidated statements of operations and comprehensive income (loss) that are attributable to the change in the fair value of the derivative warrant liability.

Carrying Value, Recoverability and Impairment of Long-Lived Assets

We have adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. Our long-lived assets, which include property, plant and equipment and land use rights are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

We assess the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  When long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.

We consider the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes.  We evaluate acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

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

Marketable Securities, Available for Sale

We account for marketable securities, available for sale, in accordance with sub-topic 320-10 of the FASB Accounting Standards Codification (“Sub-topic 320-10”).

Pursuant to Paragraph 320-10-35-1, investments in debt securities that are classified as available for sale and equity securities that have readily determinable fair values that are classified as available for sale shall be measured subsequently at fair value in the consolidated balance sheets at each balance sheet date. Unrealized holding gains and losses for available-for-sale securities (including those classified as current assets) shall be excluded from earnings and reported in other comprehensive income until realized except an available-for-sale security that is designated as being hedged in a fair value hedge, from which all or a portion of the unrealized holding gain and loss of shall be recognized in earnings during the period of the hedge, pursuant to paragraphs 815-25-35-1 through 815-25-35-4.

We follow Paragraphs 320-10-35-17 through 34E and assess whether an investment is impaired in each reporting period.  An investment is impaired if the fair value of the investment is less than its cost. Impairment indicators include, but are not limited to the following: a. a significant deterioration in the earnings performance, credit rating, asset quality, or business prospects of the investee; b. a significant adverse change in the regulatory, economic, or technological environment of the investee; c. a significant adverse change in the general market condition of either the geographic area or the industry in which the investee operates; d. a bona fide offer to purchase (whether solicited or unsolicited), an offer by the investee to sell, or a completed auction process for the same or similar security for an amount less than the cost of the investment; e. factors that raise significant concerns about the investee's ability to continue as a going concern, such as negative cash flows from operations, working capital deficiencies, or noncompliance with statutory capital requirements or debt covenants. If the fair value of an investment is less than its cost basis at the balance sheet date of the reporting period for which impairment is assessed, the impairment is either temporary or other than temporary.  Pursuant to Paragraph 320-10-35-34, if it is determined that the impairment is other than temporary, then an impairment loss shall be recognized in earnings equal to the entire difference between the investment’s cost and its fair value at the balance sheet date of the reporting period for which the assessment is made. The measurement of the impairment shall not include partial recoveries after the balance sheet date. The fair value of the investment would then become the new basis of the investment and shall not be adjusted for subsequent recoveries in fair value.  For presentation purpose, the entity shall recognize and present the total other-than-temporary impairment in the statement of earnings with an offset for the amount of the total other-than-temporary impairment that is recognized in other comprehensive income, in accordance with paragraph 320-10-35-34D, if any, pursuant to Paragraph 320-10-45-8A; and separately present, in the financial statement in which the components of accumulated other comprehensive income are reported, amounts recognized therein related to held-to-maturity and available-for-sale debt securities for which a portion of an other-than-temporary impairment has been recognized in earnings pursuant to Paragraph 320-10-45-9A.  Pursuant to Paragraphs 320-10-35-36 and 37 the entire change in the fair value of foreign-currency-denominated available-for-sale debt securities shall be reported in other comprehensive income and An entity holding a foreign-currency-denominated available-for-sale debt security is required to consider, among other things, changes in market interest rates and foreign exchange rates since acquisition in determining whether an other-than-temporary impairment has occurred.

Derivative Warrant Liability

We evaluate our convertible debt, options, warrants or other contracts, if any, to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with paragraph 810-10-05-4 and Section 815-40-25 of the FASB Accounting Standards Codification.  The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as either an asset or a liability.  In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statement of operations and comprehensive income (loss) as other income or expense.  Upon conversion, exercise or cancellation of a derivative instrument, the instrument is marked to fair value at the date of conversion, exercise or cancellation and then that the related fair value is reclassified to equity.

In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.  Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date.  Derivative instrument liabilities will be classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument is expected within 12 months of the balance sheet date

 Revenue Recognition

We apply paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned.  We consider revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

We derive our revenues from sales contracts with customers with revenues being generated upon the shipment of merchandise.  Persuasive evidence of an arrangement is demonstrated via sales invoice or contract; product delivery is evidenced by warehouse shipping log as well as a signed bill of lading from the vessel or rail company and title transfers upon shipment, based on free on board (“FOB”) warehouse terms; the sales price to the customer is fixed upon acceptance of the signed purchase order or contract and there is no separate sales rebate, discount, or volume incentive.  When we recognize revenue, no provisions are made for returns because, historically, there have been very few sales returns and adjustments that have impacted the ultimate collection of revenues.

Stock-Based Compensation for Obtaining Employee Services

We account for our stock based compensation in which we obtain employee services in share-based payment transactions under the recognition and measurement principles of the fair value recognition provisions of section 718-10-30 of the FASB Accounting Standards Codification. Pursuant to paragraph 718-10-30-6 of the FASB Accounting Standards Codification, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.

The fair value of options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

☐
Expected term of share options and similar instruments: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding.  Pursuant to Paragraph 718-10-50-2 of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and employees’ expected exercise and post-vesting employment termination behavior into the fair value (or calculated value) of the instruments.  The Company uses historical data to estimate employee termination behavior.  The contractual term of share options or similar instruments is used as expected term of share options or similar instruments for the Company if it is a newly formed corporation.

☐
Expected volatility of the entity’s shares and the method used to estimate it.  An entity that uses a method that employs different volatilities during the contractual term shall disclose the range of expected volatilities used and the weighted-average expected volatility.  A thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility.  If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

☐
Expected annual rate of quarterly dividends.  An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends.  The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected contractual life of the option and similar instruments.

☐
Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option and similar instruments.

Our policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

We account for equity instruments issued to parties other than employees for acquiring goods or services under guidance of section 505-50-30 of the FASB Accounting Standards Codification (“Section 505-50-30”).

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

The fair value of option or warrant award is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

☐
Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2 of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments.  We use historical data to estimate holder’s expected exercise behavior.  The contractual term of share options or similar instruments is used as expected term of share options or similar instruments for the Company if it is a newly formed corporation.

☐
Expected volatility of the entity’s shares and the method used to estimate it.  An entity that uses a method that employs different volatilities during the contractual term shall disclose the range of expected volatilities used and the weighted-average expected volatility.  A thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. We uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility.  If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

☐
Expected annual rate of quarterly dividends.  An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends.  The expected dividend yield is based on our current dividend yield as the best estimate of projected dividend yield for periods within the expected contractual life of the option and similar instruments.

☐
Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option and similar instruments.

Pursuant to ASC paragraph 505-50-25-7, if fully vested, nonforfeitable equity instruments are issued at the date the grantor and grantee enter into an agreement for goods or services (no specific performance is required by the grantee to retain those equity instruments), then, because of the elimination of any obligation on the part of the counterparty to earn the equity instruments, a measurement date has been reached. A grantor shall recognize the equity instruments when they are issued (in most cases, when the agreement is entered into). Whether the corresponding cost is an immediate expense or a prepaid asset (or whether the debit should be characterized as contra-equity under the requirements of paragraph 505-50-45-1) depends on the specific facts and circumstances. Pursuant to ASC paragraph 505-50-45-1, a grantor may conclude that an asset (other than a note or a receivable) has been received in return for fully vested, nonforfeitable equity instruments that are issued at the date the grantor and grantee enter into an agreement for goods or services (and no specific performance is required by the grantee in order to retain those equity instruments). Such an asset shall not be displayed as contra-equity by the grantor of the equity instruments. The transferability (or lack thereof) of the equity instruments shall not affect the balance sheet display of the asset. This guidance is limited to transactions in which equity instruments are transferred to other than employees in exchange for goods or services. Section 505-50-30 provides guidance on the determination of the measurement date for transactions that are within the scope of this Subtopic.

Pursuant to Paragraphs 505-50-25-8 and 505-50-25-9, an entity may grant fully vested, nonforfeitable equity instruments that are exercisable by the grantee only after a specified period of time if the terms of the agreement provide for earlier exercisability if the grantee achieves specified performance conditions. Any measured cost of the transaction shall be recognized in the same period(s) and in the same manner as if the entity had paid cash for the goods or services or used cash rebates as a sales discount instead of paying with, or using, the equity instruments. A recognized asset, expense, or sales discount shall not be reversed if a stock option that the counterparty has the right to exercise expires unexercised.

Pursuant to Paragraph 505-50-30-S99-1, if we receive a right to receive future services in exchange for unvested, forfeitable equity instruments, those equity instruments are treated as unissued for accounting purposes until the future services are received (that is, the instruments are not considered issued until they vest). Consequently, there would be no recognition at the measurement date and no entry should be recorded.

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

Our significant estimates and assumptions include the fair value of financial instruments; allowance for doubtful accounts; normal production capacity, inventory valuation and obsolescence; the carrying value, recoverability and impairment, if any, of long-lived assets, including the values assigned to and the estimated useful lives of property, plant and equipment, and land use rights; interest rate; revenue recognized or recognizable; sales returns and allowances; valued added tax rate, income tax rate and related income tax provision, reporting currency, functional currency and foreign currency exchange rate.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Recently Issued Accounting Pronouncements

FASB Accounting Standards Update No. 2011-05

In June 2011, the FASB issued the FASB Accounting Standards Update No. 2011-05 “Comprehensive Income” (“ASU 2011-05”), which was the result of a joint project with the IASB and amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders’ equity. Instead, the new guidance now gives entities the option to present all non-owner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income.

The amendments in this Update should be applied retrospectively and are effective for public entity for fiscal years, and interim periods within those years, beginning after December 15, 2011.

FASB Accounting Standards Update No. 2011-08

In September 2011, the FASB issued the FASB Accounting Standards Update No. 2011-08 “Intangibles—Goodwill and Other: Testing Goodwill for Impairment” (“ASU 2011-08”). This Update is to simplify how public and nonpublic entities test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.

The guidance is effective for interim and annual periods beginning on or after December 15, 2011. Early adoption is permitted

FASB Accounting Standards Update No. 2011-10

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-10 “Property, Plant and Equipment: Derecognition of in Substance Real Estate-a Scope Clarification” (“ASU 2011-09”). This Update is to resolve the diversity in practice as to how financial statements have been reflecting circumstances when parent company reporting entities cease to have controlling financial interests in subsidiaries that are in substance real estate, where the situation arises as a result of default on nonrecourse debt of the subsidiaries.

The amended guidance is effective for annual reporting periods ending after June 15, 2012 for public entities. Early adoption is permitted.

FASB Accounting Standards Update No. 2011-11

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS.

The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.

FASB Accounting Standards Update No. 2011-12

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-12 “Comprehensive Income:  Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”). This Update is a deferral of the effective date pertaining to reclassification adjustments out of accumulated other comprehensive income in ASU 2011-05. FASB is to going to reassess the costs and benefits of those provisions in ASU 2011-05 related to reclassifications out of accumulated other comprehensive income. Due to the time required to properly make such a reassessment and to evaluate alternative presentation formats, the FASB decided that it is necessary to reinstate the requirements for the presentation of reclassifications out of accumulated other comprehensive income that were in place before the issuance of Update 2011-05.

All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011.

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

ITEM 9.            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.         CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, CFO, to allow timely decisions regarding required disclosure.  Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2011.  Based on that evaluation and as described below under “Management’s Report on Internal Control over Financial Reporting,” we have identified material weaknesses in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)).  These weaknesses involve our lack of experience with U.S. GAAP requirements, as described in more detail in the next section.  Solely as a result of these material weaknesses, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of December 31, 2011.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, our management concluded that, due to the material weaknesses described below, our internal control over financial reporting was not effective as of December 31, 2011.

A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements would not be prevented or detected on a timely basis.

Based on management’s assessment of the effectiveness of our internal controls over financial reporting, management concluded that our internal controls over financial reporting were not effective as of December 31, 2011, due to insufficiently qualified accounting and other finance personnel with an appropriate level of U.S. GAAP knowledge and experience.  Management believes that our lack of experience with U.S. GAAP constitutes a material weakness in our internal control.

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

Remediation Plan

As a result of management’s audit of our internal controls, we are considering the costs and benefits associated with remediating our control deficiencies.  We plan to devote significant resources to remediate, improve and document our disclosure controls and procedures and internal controls and procedures, including our recent engagement of a CPA consultant who has U.S. GAAP knowledge to assist in the preparation of our U.S. GAAP financial statements.  We did not make any meaningful progress in implementing our remediation plan during the past fiscal year.  We continue to consider the following remediation options, or some combination thereof: (i) hiring additional personnel with sufficient U.S. GAAP experience, (ii) hiring of a professional services firm that has expertise in accounting and U.S. GAAP matters with publicly-traded companies and (iii) implementing ongoing training in U.S. GAAP requirements for our CFO and accounting and other finance personnel.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the fourth quarter of the fiscal year of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.         OTHER INFORMATION.

None.

PART III

ITEM 10.          DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Executive Officers and Key Employees

The following table sets forth information about our executive officers and key employees as of the date of this report:

Name	Age	Positions and Offices Held
Kexuan Yao	40	Chairman and Chief Executive Officer
Fengtao Wen	38	Chief Financial Officer
Weigang Zhao	33	Vice General Manager of Renewable Metals and Director
Ji Zhang*	44	Former General Manager of Renewable Metals
*Mr. Zhang resigned from the position of General Manager of Renewable Metals in September 2011.

Kexuan Yao.  Mr. Yao has served as the Chairman of the Board of Directors and Chief Executive Officer since June 2008.  Mr. Yao has served as the Chairman and General Manager of our subsidiary Armco Metals International Limited (formerly “Armco & Metawise (H.K) Limited”) (“Armco HK”) since its inception in 2001.  From 1996 to 2001, Mr. Yao served as the General Manager of the Tianjian Branch for Zhengzhou Gaoxin District Development Co., Ltd., a Chinese metal distribution business.  While at Zhengzhou Gaozin District Development Co., Ltd., his main responsibility was the management of the iron ore import department, which coordinated the delivery of iron ore from around the world into China.  Mr. Yao received a bachelor’s degree from Henan University of Agriculture in 1996 and expects to obtain an EMBA degree from the China Europe International Business School (CEIBS) within this year. Our Board of Directors believes Mr. Yao’s experience in the metal ore business and his experience and success in operating Armco Metals International Limited are important attributes that enhance the quality of the Board of Directors.

Fengtao Wen.  Mr. Wen has served as our Chief Financial Officer since June 2008.  Mr. Wen has served as the accounting manager of our subsidiary Armco Metals International Limited and its subsidiary Henan Armco & Metawise Trading Co., Ltd.  (“Henan Armco”) since 2005 and is responsible for supervision of financial controls and management of these entities.  From 1996 to 2005, Mr. Wen worked in the accounting department of Zhengzhou Smithing Co., Ltd.  Mr. Wen graduated from the Economics Department of Zhengzhou University in 1996.

Weigang Zhao.  Mr. Zhao has been a member of our Board of Directors since June 2008.  Mr. Zhao is a key employee and has served as the Vice General Manager of Armco Metals International Limited’s subsidiary Armco (Lianyungang) Renewable Metals, Inc. (“Renewable Metals”, formerly known as “Armet Lianyuang”) since 2007.  From 2005 through 2006 Mr. Zhao served as a manager in the supply department at Henan Anyang Steel Co., Ltd.  From 2003 through 2004 Mr. Zhao served as the marketing manager at Sinotrans Henan Co., Ltd.  Mr. Zhao graduated with a bachelor’s degree in Economics from Henan College of Finance and Economics in 2002. Our Board of Directors believes Mr. Zhao’s experience in the steel industry is a key qualification for his inclusion on the Board of Directors.

Board of Directors

Our Board of Directors oversees our business affairs and monitors the performance of management. In accordance with our corporate governance principles, the Board of Directors does not involve itself in day-to-day operations. The directors keep themselves informed through discussions with the Chief Executive Officer, other key executives and by reading the reports and other materials that we send them and by participating in Board of Directors and committee meetings. Our directors hold office until their successors have been elected and duly qualified unless the director resigns or by reason of death or other cause is unable to serve in the capacity of director. All directors will be up for re-election at our next annual meeting of stockholders, which is expected to occur in July 2012.  The Board of Directors adheres to corporate governance principles designed to assure the continued vitality of the Board of Directors and excellence in the execution of its duties. The Board of Directors is responsible for supervision of the overall affairs of the company.  The Board of Directors currently consists of five directors.  Four of directors are citizens of the PRC and one a citizen of Canada.  There are no family relationship between any of the executive officers and directors.  The current board membership as well as committee assignments and biographical information about our current directors is provided below.

Board of Directors and Committee Membership

Director	Audit Committee Member	Compensation Committee Member	Nominating and Governance Committee Member
Kexuan Yao
Weigang Zhao
Tao (“Tom”) Pang	X	X	X(1)
William Thomson	X(1)	X(1)	X
Kamping Chan	X	X	X
(1) Denotes Chairman.

Kexuan Yao.  Please see Mr. Yao’s biography above under the caption “Executive Officers.”

Weigang Zhao. Please see Mr. Zhao’s biography above under the caption “Executive Officers.”

Tao Pang, age 44, is the incumbent Branch Manager of Bank of China in the Lianyungang Economic and Technological Development Zone in Lianyungang City branch, Jiangsu Province of China. Mr. Pang has been working for Bank of China since July 1993, where he has been the Secretary to the Branch Manager in Liangyungang branch, Branch Office Manager, and President of Xinpu branch successively before he was promoted to the current position in January 2008. From September 1988 to July 1993, Mr. Pang taught at Jiangsu Province Haizhou Normal College. Mr. Pang has expertise in import and export trading settlements, business loans, personal loans, and stock exchange. Mr. Pang has been certified as Senior Financial Managerial Talent by Bank of China and a member of Outstanding Talent Bank and Reserve Talent Bank of Jiangsu Branch of Bank of China. Mr. Tao obtained a Masters Degree in Economic and Management in June 2004 and a Bachelors Degree in Chinese Language and Literature from Educational University of Jiangsu Province in June 1993. Mr. Pan, one of our three independent directors, has a successful track record in commercial banking and finance in China. We believe Mr. Pan's experiences in commercial banking and finance provides important assistance to our board in evaluating our capital needs and identifying potential sources of capital.

William Thomson, age 70, has been the president of Thomson Associates, Inc., a leading merchant banking and crisis management company, since 1978. Mr. Thomson sits on the board of directors of the following publicly-listed companies: China Automotive Systems, Inc. since 2005, Score Media, Inc. since 2004, and Asia Bio-Chem Group Co. since 2008, Ltd. During the past 10 years, Mr. Thomson was previously on the board of directors of the following public companies: Atlast Pain & Injury Solutions, Inc. from 2006 to 2009, Industrial Minerals, Inc. from March 2007 to June 2009, JITE Technologies, Inc. from June 2006 to February 2007, Maxus Technology Corporation from February 2004 to 2009, Med-Emerg International, Inc. from February 1998 to May 2004 and Open EC Technologies from November 2005 to February 2010. Mr. Thomson received his Bachelors’ Degree in Business Commerce from Dalhousie University in 1961, and became a Chartered Accountant affiliated with Institute of Chartered Accountants in 1963. Mr. Thomson, one of our three independent directors, is also chairman of the Audit Committee. Our Board of Directors believes Mr. Thomson’s professional qualifications as a chartered accountant as well as his experience in finance, corporate governance and development and business operations bring valuable insights to the board’s oversight of business operations, financing and corporate governance.

Mr. Kamping Chan, age 57, was appointed as a member of our Board of Directors to replace Mr. Heping Ma effective September 16, 2010.  Since 1994, Mr. Chan has been the Chairman and Executive Director of PNK International, Ltd. and Beston Holdings Group, Ltd. which are engaged in the distribution of metal and metal ore. From 2003 to 2004 Mr. Chan was the Director of International Mineral Limited, an iron ore company, which was acquired by the CITIC PACIFIC in 2004. International Mineral Ltd. was engaged in iron ore exploration and production. From 1989 to 1994, Mr.Chan managed the trading department of Prosperous Enrich, Ltd. which was engaged in importing minerals and ore into the Asian market. From 1985 to 1988 Mr. Chan served as a trader at Cargill Limited in Hong Kong. Mr. Chan graduated from China Fujian Teachers University in 1976 with a Bachelors degree in English.  Mr. Chan brings vast experience in the metals and minerals industries to our Board of Directors.

In addition to the individual skills and background described above, the board has also concluded that each of these individuals will continue to provide knowledgeable advice to our other directors and to senior management on numerous issues facing our company and on the development and execution of our strategy.

Audit Committee.  The Company’s Board of Directors has a separately designated Audit Committee that is responsible to the Board of Directors for the areas of audit and compliance, and oversees our financial reporting process, including monitoring the integrity of the financial statements and the independence and performance of the registered public accounting firm and supervises our compliance with legal and regulatory requirements. As indicated in the chart above, the current members of the Audit Committee are Tao “Tom” Pang, William Thomson and Kamping Chan. The Board of Directors has determined that Mr. Thomson, Chairman of the Audit Committee, is an “Audit Committee financial expert” as defined under SEC rules. The Board of Directors has affirmatively determined that none of the members of the Audit Committee have a material relationship with us that would interfere with the exercise of independent judgment and each of the members of the Audit Committee are “independent” as defined in the applicable NYSE Amex rules.  The responsibilities of the Audit Committee, as approved by the Board of Directors, are set forth in the Audit Committee charter, a copy of which is included as Exhibit 99.1 of our Form 8-K filed with the SEC on October 28, 2009, and which is also available on our website.

Family Relationship

There are no family relationships between any of our directors or executive officers.

Involvement in Certain Legal Proceedings

To our knowledge, no director, nominee for director, or executive officer of the Company has been a party in any legal proceeding that occurred during the past ten years and that is material to an evaluation of his ability or integrity.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act of 1934 during the fiscal year ended December 31, 2011, and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended December 31, 2011, as well as any written representation from a reporting person that no Form 5 is required, we are not aware that any officer, director or 10% or greater beneficial owner failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended December 31, 2011.

Code of Business Conduct and Ethics

We adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer and principal financial and accounting officer. Our Code of Business Conduct and Ethics is filed as an Exhibit 14.1 to the Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Commission on March 31, 2010.  A copy of the Code of Business Conduct and Ethics is also available on the Investor Relations page of our website at www.armcometals.com. We will post on our website any amendment to our Code of Business Conduct and Ethics or waivers of our Code of Business Conduct and Ethics for directors and executive officers.

ITEM 11.          EXECUTIVE COMPENSATION.

DIRECTOR COMPENSATION

The Board of Directors' general policy on director compensation is that compensation for non-employee directors should consist of a combination of cash and equity based compensation. The following table summarizes the compensation paid by us to our directors during the fiscal year of 2011.

Director Compensation Table for the 2011 Fiscal Year

Director	Fees earned or paid in cash ($)	Stock Awards ($)		Total ($)
Kexuan Yao (1)	0	0		0
Weigang Zhao (1)	0	0		0
Tao (“Tom”) Pang	0	22,136	(2)	22,136
William Thomson	20,000	2,700		22,700
Kamping Chan	20,000	0		20,000

(1) In accordance with our Board of Directors' general policy directors who are full time employees (Messrs. Yao and Zhao) are not paid for board service in addition to their regular employee compensation.
(2) Based on 10,000 shares granted and a closing stock price of $0.27 per share as reported by the NASDAQ on December 15, 2011, the date of grant.

Pursuant to our agreement with Tao Pang, Mr. Pang, as compensation for serving as our director, shall receive an annual salary of CNY 50,000(equivalent of $8,636), payable on a quarterly basis and later was converted to shares.  Mr. Pang  also received 50,000 shares of common stock, which represents $13,500 divided by the closing price of the common stock issued on December 15, 2011.

Pursuant to our agreement with William Thomson, Mr. Thomson, as compensation for serving as our director, shall receive an annual salary of $20,000, payable on a quarterly basis.  Mr. Thomson also received 10,000 shares of common stock, which represents $2,700 divided by the closing price of the common stock issued on December 15, 2011.

Pursuant to our agreement with Kamping Chan, Mr. Chan, as compensation for serving as our director, shall receive an annual salary of $20,000, payable on a quarterly basis.

EXECUTIVE COMPENSATION
Summary Compensation Table

The following table summarizes all compensation recorded by us in the last two fiscal years for:

·	our principal executive officer, our principal financial officer or other individuals serving in a similar capacities; and
·	our two most highly compensated executive officers other than our principal executive officer and principal financial officer, who were serving as executive officers as of December 31, 2011.

For definitional purposes these individuals are sometimes referred to as the “named executive officers”. The value attributable to any stock or option awards is computed in accordance with ASC Topic 718. The amounts reflected in columns (e) represent the dollar amount recognized for financial statement reporting purposes with respect to 2011 and 2010 for the grant date fair value of securities granted in each respective year in accordance with ASC Topic 718. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that may be realized upon exercise or vesting.

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards($) (e)	Option Awards ($) (f)	All Other Compensation (i)	Total ($)

Kexuan Yao, Chief
Executive Officer
and Director	2011	$99,945	-	$38,170	-	$-	$138,115
	2010	$73,759	$-	$79,856	-	$-	$153,615

Fengtao Wen, Chief
Financial Officer
	2011	$26,880	-	$10,335	-	$-	$37,215
	2010	$29,504	-	$15,812	-	$-	$45,316

Weigang Zhao,
Vice General
Manager of Renewable Metals
and Director	2011	$8,364	-	$2,291	-	$-	$10,655
	2010	$11,063	-	$3,922	-	$-	$14,985

Outstanding Equity Awards at Year End

OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised options (#)(b)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)(c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)(d)	Option Exercise Price ($)(e)	Option Expiration Date (f)	Equity Incentive Plan Awards: Market Number of Shares or Units of Stock that have not Vested (#)(g) (1) (3)	Value of Shares or Units of Stock that have not Vested ($)(h)(2)	Number of Unearned Shares, Units or Other Rights that have not Vested (#)(i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($)(j) (2)
Kexuan Yao	-	-	-	-	-	66,667	$18,667	66,667	$18,667
Fengtao Wen	-	-	-	-	-	-	-	-	-
Weigang Zhao	-	-	-	-	-	-	-	-	-

(1) This column reflects the number of shares of our restricted common stock awarded to the respective named executive officer that had not yet vested as of December 31, 2011.
(2) Determined based on the closing market price of our common stock on December 30, 2011, the last trading day in fiscal year ended December 31, 2011, of $0.28 per share.
(3) Number of shares reflects 66,667 shares of restricted common stock which vest on December 15, 2012 if Mr. Yao is our employee at the time of vesting.

Additional Information regarding Stock Grants

On December 19, 2011, we awarded 6,250 shares of our common stock to our director Mr. Kamping Chan pursuant to his contract renewal clause. 50% of the shares will be vested on June 30, 2012 and 50% will be vested on December 31, 2012.

On December 20, 2011, we awarded 50,000 shares of our common stock to our director Mr. Tao Pang pursuant to his contract renewal clause. 50% of the shares will be vested on June 30, 2012 and 50% will be vested on December 31, 2012.

On February 6, 2012, our company authorized its stock transfer agent to issue 57,743 shares in aggregate of our restricted stock to the following individuals pursuant to our 2009 Stock Incentive Plan: (i) 10,000 shares were issued to Fengtao Wen; (ii) 27,000 shares were issued to Ms. Yi Chu; (iii) 10,000 shares were issued to Xing Wu; (vi) 10,743 shares were issued to Yong Xia.  All such shares were issued as part of the employee’s respective compensation for services rendered for the year ended December 31, 2011.

On February 8, 2012, we awarded 1,500,000 shares of our restricted common stock to Kexuan Yao, in his capacity as Chief Executive Officer, pursuant to our 2009 Stock Incentive Plan. 125,000 shares are vested on a quarterly basis.

Executive Employment Agreements and Narrative Regarding Executive Compensation

Kexuan Yao

On December 18, 2008, we entered into an employment agreement with Mr. Yao, our Chief Executive Officer and Chairman of the Board of Directors, for a term of thirty-six (36) months commencing January 1, 2009 (the “CEO Agreement”). The CEO Agreement expired on December 31, 2011.

On February 8, 2012, China Armco Metals, Inc. (the “Company”) and Kexuan Yao entered into a second Employment Agreement (the “New CEO Agreement”), to employ Mr. Yao as the Company’s Chairmen of the Board, President, and Chief Executive Officer. The initial term of employment under the agreement is from January 1, 2012 (the “Effective Date”) until December 31, 2014, unless sooner terminated in accordance with the terms of the Employment Agreement. Pursuant to the Employment Agreement, Mr. Yao is entitled to, among others, the following compensation and benefits:

● A base salary at an annual rate of (i) $250,000 for the period beginning on the Effective Date through December 31, 2012; (ii) $270,000 for the period beginning on January 1, 2013 through December 31, 2013; and (iii) $300,000 for the period beginning on January 1, 2014 through December 31, 2014.

● A cash bonus equal to 50% of Mr. Yao’s base salary for each year during the contract term.

● During the employment term, the compensation committee shall have the discretion to grant Mr. Yao annual bonuses pursuant to a specified time or fixed schedule specified under the compensation plan at the date of the deferral of such compensation.  Mr. Yao is also eligible to receive any other bonus under any other bonus plan, stock option or equity-based plan, or other policy or program of the Company, as may be approved by the compensation committee and in accordance with any stockholder approval incentive plan in effect at the time of such decision.

● Mr. Yao to receive 1,500,000 shares of the Company’s common stock (the “Restricted Shares”), subject to the terms and conditions of the Amended and Restated China Armco Metals, Inc. 2009 Stock Incentive Plan.  The Restricted Shares will vest according to the following schedule:  125,000 shares of Restricted Shares to vest on the first day of each quarter over a three year period commencing on April 1, 2012a and terminating on January 1, 2015.

● Eligibility to participate in the Company’s benefit plans that are generally provided for executive employees.

Upon certain termination events and a change in control of the Company, Mr. Yao is entitled to certain payments from the Company as described in the Employment Agreement. Pursuant to the Employment Agreement, the Company will indemnify Mr. Yao to the fullest extent that would be permitted by for certain liabilities arising by reason of his employment by the Company, excluding liabilities resulted from gross negligence, gross misconduct, or gross malfeasance of Mr. Yao.  Pursuant to the Employment Agreement, Mr. yao is also subject to a confidentiality covenant, a non-interference covenant, a non-competition covenant.

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

On February 8, 2011, we awarded 200,000 shares of our restricted common stock (the “CEO Restricted Stock Award”) pursuant to our 2009 Stock Incentive Plan to Mr. Yao. The shares awarded to Mr. Yao vest 125,00 shares on a quarterly basis. For accounting purposes, we will recognize as compensation expense the approximately $748,500 associated with this restricted stock award over the three (3) year vesting period.

The New CEO Agreement and the CEO Restricted Stock Award were approved by our Board of Directors when there were no independent directors on the board. Accordingly, Mr. Yao and other members of management who were also board members in 2011, each had significant influence over the terms and conditions of the New CEO Agreement.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our stockholders as well as any equity compensation plans not approved by our stockholders as of December 31, 2011.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plan category
Plans approved by our stockholders:	40,000	5	1,517,743

Plans not approved by stockholders:
2009 Stock Incentive Plan (1)	-	-	-

(1) Remaining available for issuance Under the Amended and Restated 2009 Stock Inceptive Plan. As of February 8, 2012, there were no shares of common stock remaining available for issuance under the Amended and Restated 2009 Stock Inceptive Plan. For a description of each of the Amended and Restated 2009 Stock Incentive Plan and see “Note 16 - Stockholders' Equity – 2009 Stock Incentive Plan as Amended” to the consolidated financial statements in our Annual Report, as filed with the SEC.

ITEM 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

At March 21, 2012, the Company had 15,712,087 shares of common stock issued and outstanding. The following table sets forth information known to us as of March 21, 2012 relating to the beneficial ownership of shares of our common stock by:

·	each person who is known by us to be the beneficial owner of more than 5% of our outstanding common stock;
·	each director and nominee;
·	each named executive officer; and
·	all named executive officers and directors as a group.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership (2)	Percentage of Class (2)
Kexuan Yao(3)	7,374,951	37.3%
Weigang Zhao(4)	19,666	*	%
Fengtao Wen(5)	50,954	*	%
Tao (“Tom”) Pang	50,000	*	%
Kamping Chan	6,250	*	%
William Thomson(6)	16,250	*	%
All Directors and Executive Officers as a Group	7,509,071	38.00%
(1) Except as otherwise noted below, the address of each of the persons shown in the above table is c/o China Armco Metals, One Waters Park Drive Suite 98, San Mateo, California 94403.
(2) Includes, where applicable, shares of common stock issuable upon the exercise of options to acquire common stock held by such person that may be exercised within 60 days after March 21, 2012. Also includes unvested shares of restricted stock as to which such person has voting power but no dispositive power. Unless otherwise indicated, we believe that all persons named in the table above have sole voting power and/or investment power with respect to all shares of common stock beneficially owned by them.
(3) The number of shares beneficially owned by Mr. Yao, our Chief Executive Officer, including 7,314,997 shares of common stock directly owned by himself, and 59,954 shares of common stock owned by his spouse, presently are outstanding and 66,664 shares of unvested restricted common stock awarded pursuant to our 2009 Stock Incentive Plan, which will be vested  66,666 shares on December 15, 2012.
(4) The number of shares beneficially owned by Mr. Zhao, Vice General Manager of Renewable Metals and a director, includes 9,666 shares of common stock presently outstanding and 5,000 shares underlying warrants to purchase our common stock at $5.00 per share issued in connection with his purchase of 5,000 shares on common stock on July 31, 2008 expiring on July 31, 2013.
(5) The number of shares beneficially owned by Mr. Wen, our Chief Financial Officer, includes 50,954 shares of common stock presently outstanding and 4,000 shares underlying warrants to purchase our common stock at $5.00 per share issued in connection with his purchase of 5,000 shares on common stock on July 31, 2008 expiring on July 31, 2013.
(6) The number of shares beneficially owned by Mr. Thomson includes 16,250 shares of our restricted common stock awarded pursuant to our Amended and Restated 2009 Stock Incentive Plan of which 25% of 6,250 shares vested on March 31, 2010, and of which 25% of 6,250 shares vested on June 30, 2010, 25% of 6,250 shares vested on September 30, 2010 and 25% of 6,250 shares vested on December 31, 2010, and 10,000 shares vested on December 15, 2011.

ITEM 13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

The following sets forth a summary of transactions since the beginning of the fiscal year of 2010, or any currently proposed transaction, in which the Company was to be a participant and the amount involved exceeded or exceeds $120,000 and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Operating lease from Chairman, Chief Executive Officer and Stockholder

On January 1, 2006, Henan Armco entered into a non-cancellable operating lease for its 176.37 square meter commercial office space in the City of Zhengzhou, Henan Province, PRC from Mr. Yao, our Chairman, Chief Executive Officer and a significant stockholder of the company for RMB 10,000 per month, which expired on December 31, 2008 and has been extended through December 31, 2011. Total lease payments for the years ended December 31, 2011 and 2010 amounted to RMB120,000 per year (equivalent to $18,564 and $17,702).    Future minimum lease payments required under the non-cancelable operating lease are RMB120,000 per year (equivalent to $18,564) for 2012.

Advances from our Chairman, Chief Executive Officer and Stockholder

As discussed more fully under the heading “Liquidity and Capital Resources” in our Annual Report, Mr. Yao, our Chairman, Chief Executive Officer and a significant stockholder, has provided certain personal guarantees for certain of our credit facilities and has had to advance the Company funds from time to time to meet the Company’s liquidity needs.  Such discussion is incorporated by reference under this Item 13.

Advances to the Company, which do not bear interest and have no formal repayment terms, from Mr. Yao at December 31, 2011 and 2010 consisted of $607,009 and $799,394 respectively.  The Company expects to continue to have the Chairman make such advances as he is able to do so and as needed by the Company and will seek in the future to reimburse the Chairman for such advances upon mutually agreeable terms between the Chairman and the Compensation Committee.

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

Director Independence

We are required to have a majority of independent directors within the meaning of applicable NYSE Amex Company Guide rules. The Board of Directors has determined three of the five directors are independent, which excludes Kexuan Yao, our Chairman and Chief Executive Officer, and Weigang Zhao, vice general manager of our subsidiary Renewable Metals.

ITEM 14.           PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information About Auditors

The Audit Committee of the Board of Directors appointed Li & Company, PC as the independent registered public accounting firm to conduct the audit of our consolidated financial statements for the 2011 fiscal year and to report on our consolidated balance sheets, statements of income and other related statements, which appointment was ratified by the stockholders at the 2011 annual meeting of stockholders. Li & Company, PC has served as our independent registered public accounting firm since May 2008. The Audit Committee Charter includes the procedures for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Audit Committee of the Board of Directors approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Audit Committee. The audit and audit-related fees paid to the auditors with respect to the 2011 fiscal year were pre-approved by the Audit Committee of the Board of Directors.

Fees and Services

The following table shows the fees that were billed for the audit and other services provided by Li & Company, PC for the years ended December 31, 2011 and 2010.

	2011	2010
Audit Fees
	$130,000	$125,500
Audit-Related Fees
	-	-
Tax Fees
	7,500	6,000
All Other Fees
	1,600	13,100
Total:
	$139,100	$144,600

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

Tax Fees – This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparationand technical tax advice.

All Other Fees – This category consists of fees for attending annual stockholder meeting.

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

All audit services and non-audit services and all fees associated with such services performed by our independent registered public accounting firm in the 2011 fiscal year were approved by our Audit Committee and in the 2010 fiscal year were approved by our Audit Committee. . Consistent with these policies and procedures, all future audit services and non-audit services and all fees associated with such services performed by our independent registered public accounting firm will be approved by the chairperson of the Audit Committee and ratified by the Audit Committee or approved by the full Audit Committee.

PART IV

ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit		Filed
Index	Description of Document	Herewith	Incorporated by Reference To:

2.1	Share Purchase Agreement between Cox Distributing, Inc. and Armco & Metawise (HK), Ltd., dated June 27, 2008.		Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on July 1, 2008.

3.1	Articles of Incorporation of the Registrant as filed with the Secretary of State of Nevada.		Exhibits 3.1 to the Registrant’s Registration Statement on Form SB-2 filed on August 27, 2007.

3.2	Bylaws of the registrant.		Exhibit 3.2 to the Registrant’s Registration Statement on Form SB-2 filed on August 27, 2007.

3.3	Amendment to Bylaws		Exhibit 3.3 to the Current Report on Form 8-K as filed on April 1, 2010.

4.1	Form of Warrant	Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on July 31, 2008.

4.2	Form of $7.50 warrant	Exhibit 4.2 to the Current Report on Form 8-K filed on April 22, 2010.

4.3	Form of Amendment to Subscription Agreement and Common Stock Purchase Warrant	Exhibit 4.2 to the Quarterly Report on Form 10-Q for the period ended March 31, 2010 filed on May 17, 2010.

10.1	Stock Option Agreement between Cox Distributing, Inc. and Feng Gao dated June 27, 2008	Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on July 1, 2008.

10.2	Call Option Agreement between Kexuan Yao and Feng Gao, dated June 27, 2008	Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on July 1, 2008.

10.3	Exclusive Consulting Agreement between Armco & Metawise (HK) Ltd. and Henan Armco & Metawise Trading Co., Ltd. dated June 27, 2008.	Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on July 1, 2008.

10.4	Exclusive Consulting Agreement between Armco & Metawise (HK) Ltd. and Armco (Lianyungang) Scraps Co., Ltd. dated June 27, 2008.	Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on July 1, 2008.

10.5	Consulting Agreement between Stephen E. Cox (“Client”), and Capital Once Resource Co., Ltd. dated June 27, 2008	Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed on July 1, 2008.

10.6	Services Agreement between Stephen D. Cox Supply and Cox Distributing, Inc. dated June 27, 2008.	Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed on July 1, 2008.

10.7	Form of Subscription Agreement	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 31, 2008.

Exhibit		Filed
Index	Description of Document	Herewith	Incorporated by Reference To:
10.8	Form of Regulation S Subscription Agreement		Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 31, 2008.

10.9	Cancellation Agreement with Feng Gao		Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 filed on September 11, 2008.

10.10	Employment Agreement with Mr. Kexuan Yao dated December 18, 2008		Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 13, 2009

10.11	Amendment to Call Option between Mr. Kexuan Yao and Ms. Feng Gao dated December 18, 2008		Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 13, 2009

10.12	China Armco Metals, Inc. 2009 Stock Incentive Plan		Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 28, 2009

10.13	Form of China Armco Metals, Inc. Restricted Stock Agreement		Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 28, 2009

10.14	Loan Agreement between Armco (Lianyungang) Renewable Metals, Inc. and Bank of China Dated September 4, 2009		Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 312, 2009

10.15	Banking Facilities Agreement between Armco & Metawise (H.K.) Limited and DBS Bank (Hong Kong) Limited dated April 22, 2009	Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 312, 2009

10.16	Uncommitted Trade Finance Facilities Agreement between Armco & Metawise (H.K.) Limited and RZB Austria Finance (Hong Kong) dated March 25, 2009	Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 312, 2009

10.17	Line of Credit Review Approval Notice between Henan Armco & Metawise Trading Co., Ltd. and Guangdong Development Bank Zhengzhou Branch dated October 21, 2009	Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 312, 2009

10.18	General Agreement Relating to Commercial Credits between Armco & Metawise (HK) Limited and ING Bank N.V., Hong Kong Branch dated December 3, 2009	Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 312, 2009

10.19	Armco (Lianyungang) Renewable Metals, Inc. Scrap Metal Sales Contract between dated February 21, 2010.	Exhibit 10.19 to the Quarterly Report on Form 10-Q for the period ended March 31, 2010.

10.20	Form of Securities Purchase Agreement	Exhibit 10.20 to the Current Report on Form 8-K as filed on April 22, 2010.

10.21	Form of Registration Rights Agreement	Exhibit 10.21 to the Current Report on Form 8-K as filed on April 22, 2010.

10.22	Scrap Metal Sales Contract	Exhibit 10.19 to the Quarterly Report on Form 10-Q for the period ended March 31, 2010.

10.23	Guaranty Cooperation Agreement	Exhibit 10.23 to the Current Report on Form 8-K as filed on June 17, 2010.

10.24	Addendum dated August 12, 2010 to Guaranty Cooperation Agreement	Exhibit 10.21 to the Quarterly Report on Form 10-Q for the period ended June 30, 2010.

10.25	Banking Facilities Agreement between Armco & Metawise (H.K.) Limited and DBS Bank (Hong Kong) Limited dated August 6, 2010	Exhibit 10.22 to the Quarterly Report on Form 10-Q for the period ended September 30, 2010.

10.26	Uncommitted Banking Facilities Agreement between Armco & Metawise (HK) Limited and ING Bank, N.V. dated August 12, 2010.	Exhibit 10.23 to the Quarterly Report on Form 10-Q for the period ended September 30, 2010.

Exhibit		Filed
Index	Description of Document	Herewith	Incorporated by Reference To:
10.27	Amendment No. 1 dated July 23, 2010 to the Uncommitted Trade Finance Facilities Agreement between Armco & Metawise (H.K.) Limited and RZB Austria Finance (Hong Kong) dated March 25, 2009.		Exhibit 10.24 to the Quarterly Report on Form 10-Q for the period ended September 30, 2010.

10.28	Loan Cooperation Agreement between Fremery Holdings, Ltd. and China Armco Metals, Inc. dated August 5, 2010.		Exhibit 10.25 to the Quarterly Report on Form 10-Q for the period ended September 30, 2010.

14.1	Code of Ethics		Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009

21.1	List of subsidiaries of the Registrant	√

23.1	Consent of Li & Company, PC	√

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer	√

31.2+	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer	√

32.1	Section 1350 Certification of Chief Executive Officer	√

32.2+	Section 1350 Certification of Chief Financial Officer	√

Furnished Herewith
101. INS*	XBRL Taxonomy Extension Schema Document	√

101. SCH*	XBRL Taxonomy Extension Calculation Linkbase Document	√

101. CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	√

101. LAB*	XBRL Taxonomy Extension Label Linkbase Document	√

101. PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.	√

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.	√
+In accordance with the SEC Release 33-8238, deemed being furnished and not filed.
*Furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

CHINA ARMCO METALS, INC.

Date: March 30, 2012	By: By: /s/Kexuan Yao
Kexuan Yao, President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

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

Signature	Title	Date

/s/ Kexuan Yao	Chairman, President and Chief Executive Officer	March 30, 2012
Kexuan Yao	(Principal Executive Officer)

/s/Fengtao Wen	Chief Financial Officer	March 30, 2012
Fengtao Wen	(Principal Financial and Accounting Officer)

/s/Weigang Zhao	Director	March 30, 2012
Weigang Zhao

/s/ Tao Pang	Director	March 30, 2012
Tao Pang

/s/ Kam Ping Chan	Director	March 30, 2012
Kam Ping Chan

/s/ William Thomson	Director	March 30, 2012
William Thomson

China Armco Metals, Inc. and Subsidiaries

December 31, 2011 and 2010

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
San Mateo, California

We have audited the accompanying consolidated balance sheets of China Armco Metals, Inc. and Subsidiaries (collectively “Armco Metals” or the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/Li & Company, PC
Li & Company, PC

Skillman, New Jersey
March 30, 2012

 CHINA ARMCO METALS, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010

ASSETS
CURRENT ASSETS:
Cash	$1,042,591	$3,097,917
Pledged deposits	8,357,670	12,643,671
Marketable securities	1,636,742	2,890,380
Accounts receivable	758,500	19,115,019
Inventories	33,344,547	10,439,831
Advance on purchases	3,079,684	6,509,846
Prepaid corporate income taxes-Renewable Metals	467,546	-
Prepayments and other current assets	1,744,047	4,729,935

Total Current Assets	50,431,327	59,426,599

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	42,165,437	34,633,639
Accumulated depreciation	(3,514,893)	(761,515)

PROPERTY, PLANT AND EQUIPMENT, net	38,650,544	33,872,124

LAND USE RIGHT
Land use right	6,422,956	2,338,289
Accumulated amortization	(209,474)	(153,965)

LAND USE RIGHT, net	6,213,482	2,184,324

Total Assets	$95,295,353	$95,483,047

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Loans payable	$6,711,898	$24,765,820
Banker's acceptance notes payable and letters of credit	8,178,029	4,174,355
Current maturities of capital lease obligation	2,195,177	727,756
Current maturities of long-term debt	3,931,745	4,537,342
Accounts payable	18,543,129	3,435,528
Advances received from Chairman and CEO	607,009	799,394
Customer deposits	5,851,769	1,345,304
Corporate income tax payable-HK	99,042	1,091,038
Value added tax and other taxes payable	1,150	-
Accrued expenses and other current liabilities	2,713,532	6,316,568

Total Current Liabilities	48,832,480	47,193,105

CAPITAL LEASE OBLIGATION, net of current maturities	4,127,354	1,540,915

LONG-TERM DEBT, net of current maturities	-	3,781,119

DERIVATIVE LIABILITY	203	138,143

Total Liabilities	52,960,037	52,653,282

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value, 74,000,000 shares authorized, 15,421,008 and 14,840,948 shares issued and outstanding, respectively	15,421	14,841
Additional paid-in capital	29,733,619	28,966,596
Retained earnings	9,366,035	12,711,039
Accumulated other comprehensive income (loss):
Change in unrealized loss on marketable securities	(797)	(506,278)
Foreign currency translation gain	3,221,038	1,643,567

Total Stockholders' Equity	42,335,316	42,829,765

Total Liabilities and Stockholders' Equity	$95,295,353	$95,483,047

See accompanying notes to the consolidated financial statements.

 CHINA ARMCO METALS, INC. AND SUBSIDIARIES
 CONSOLIDATED ONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Year	For the Year
	Ended	Ended
	December 31, 2011	December 31, 2010

NET REVENUES	$106,216,065	$68,786,790

COST OF GOODS SOLD	100,363,253	66,325,780

GROSS PROFIT	5,852,812	2,461,010

OPERATING EXPENSES:
Selling expenses	293,887	1,157,725
Professional fees	824,275	673,547
General and administrative expenses	3,699,401	2,989,104
Operating cost of Renewable Metals idle manufacturing facility	1,946,369	-

Total operating expenses	6,763,932	4,820,376

LOSS FROM OPERATIONS	(911,120)	(2,359,366)

OTHER (INCOME) EXPENSE:
Interest income	(102,456)	(45,020)
Interest expense	1,792,885	475,871
Foreign currency transaction gain - marketable securities	(220,881)	-
Impairment other than temporary - marketable securities	1,980,000	-
Gain from vendor price adjustment	-	(1,011,080)
Change in fair value of derivative liability	(137,940)	(91,269)
Loan guarantee expense	158,066	244,998
Investment credit - government	(1,547,030)	-
Other (income) expense	278,578	139,747

Total other (income) expense	2,201,222	(286,753)

LOSS BEFORE INCOME TAXES	(3,112,342)	(2,072,613)

INCOME TAX PROVISION	232,662	153,263

NET LOSS	(3,345,004)	(2,225,876)

OTHER COMPREHENSIVE INCOME (LOSS):
Change in unrealized loss of marketable securities	505,481	(506,278)
Foreign currency translation gain	1,577,471	1,345,886

COMPREHENSIVE INCOME (LOSS)	$(1,262,052)	$(1,386,268)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:

Net loss per common share - basic and diluted	$(0.22)	$(0.16)

Weighted Average Common Shares Outstanding - basic and diluted	15,366,743	13,804,381

 See accompanying notes to the consolidated financial statements.

CHINA ARMCO METALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2011 and 2010

	Common Stock, $0.001 Par Value				Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Change in Unrealized Loss on Marketable Securities	Foreign Currency Translation Gain	Total Stockholders' Equity

Balance, December 31, 2009	10,310,699	$10,310	$1,880,466	$14,936,915	$-	$297,681	$17,125,372

Issuance of common stock upon exercise of warrants to purchase 1,324,346 common shares at $5.00 per share for the three-month period ending March 31, 2010	1,324,346	1,325	6,620,405				6,621,730

Issuance of 78,217 common shares upon cashless exercise of warrants to purchase 167,740 common shares at $5.00 per share for the three-month period ending March 31, 2010	78,217	78	(78)				-

Extinguishment of derivative liability associated with the exercise of warrants to purchase common stock for the three-month period ending March 31, 2010			1,875,106				1,875,106

Reclassification of derivative liability to additional paid-in capital associated with the waiver of anti-dilution provision of warrants to purchase 1,031,715 common shares			1,292,227				1,292,227

Issuance of common stock upon exercise of warrants to purchase 13,806 common shares at $5.00 per share for the three-month period ending June 30, 2010	13,806	14	69,016				69,030

Reclassification of derivative liability to additional paid-in capital associated with the exercise of warrants to purchase 13,806 common shares			21,229				21,229

Sale of common stock and warrant at $6.50 per unit on April 20, 2010	1,538,464	1,538	9,111,436				9,112,974

Issuance of common stock upon exercise of options to purchase 1,400,000 common shares at $5.00 per share for the three-month period ending June 30, 2010	1,400,000	1,400	6,998,600				7,000,000

Issuance of common stock to China Direct Industries, Inc. for consulting services	80,000	80	392,720				392,800

Issuance of common stock to Bespoke for consulting services	22,500	23	78,502				78,525

Loan guarantee services received and shares vested from common sharesissued to Chaoyang Steel on June 11, 2010 for 5 year loan guarantee services expiring June 30, 2016	66,666	67	244,930				244,997

Issuance of restricted stock to Director pursuant to 2009 Stock Incentive Plan for future services valued at $3.28 per share granted on September 16, 2010	6,250	6	19,494				19,500

Issuance of restricted stock to Director pursuant to 2009 Stock Incentive Plan for future services valued at $3.28 per share granted on September 16, 2010			(19,500)				(19,500)

Amortization of deferred compensation			244,043				244,043

Issuance of stock options to an employee pursuantto 2009 Stock Incentive Plan for services on October 6, 2010			138,000				138,000

Comprehensive income (loss)
Net loss				(2,225,876)			(2,225,876)
Change in unrealized loss on marketable securities					(506,278)		(506,278)
Foreign currency translation gain						1,345,886	1,345,886

Total comprehensive income (loss)							(1,386,268)

Balance, December 31, 2010	14,840,948	14,841	28,966,596	12,711,039	(506,278)	1,643,567	42,829,765

Loan guarantee services received and shares vested from common shares issued to Chaoyang Steel on June 11, 2010 for 5 year loan guarantee services expiring June 30, 2016	33,333	33	89,633				89,666

Issuance of common stock to an employee pursuant to 2009 Stock Incentive Plan for services valued at $3.38 per share granted on October 6, 2010	55,378	55	187,125				187,180

Issuance of common stock to HCI for public relation services for first quarter 2011	10,800	11	29,040				29,051

Issuance of common shares to an employee for future services	10,000	10	27,390				27,400

Issuance of common shares to an employee for future services		-	(27,400)				(27,400)

Amortization of deferred employee services			260,693				260,693

Loan guarantee services received and shares vested from common shares issued to Chaoyang Steel on June 11, 2010 for 5 year loan guarantee services expiring June 30, 2016	33,333	34	45,299				45,333

Issuance of common stock to HCI for public relation services for second quarter 2011	10,800	10	14,678				14,688

Loan guarantee services received and shares vested from common sharesissued to Chaoyang Steel on June 11, 2010 for 5 year loan guarantee services expiring June 30, 2016	33,333	33	13,634				13,667

Issuance of common shares for conversion of accrued expenses-Director cash compensation	17,371	18	23,742				23,760

Issuance of common stock to HCI for public relation services for 3rd quarter 2011	10,800	10	4,418				4,428

Loan guarantee services received and shares vested from common shares issued to Chaoyang Steel on June 11, 2010 for 5 year loan guarantee services expiring June 30, 2016	33,333	34	9,366				9,400

Issuance of common stock to HCI for public relation services for 4th quarter 2011	7,200	7	2,146				2,153

Issuance of common stock to an employee pursuant to 2009 Stock Incentive Plan for services valued at $0.27 per share granted on December 15, 2011	264,379	264	71,119				71,383

Issuance of common stock to Directors for 2011 services	60,000	60	16,140				16,200

Comprehensive income (loss)
Net Loss				(3,345,004)			(3,345,004)
Change in unrealized loss on marketable securities					505,481		505,481
Foreign currency translation gain						1,577,471	1,577,471

Total comprehensive income (loss)							(1,262,052)

Balance, December 31, 2011	15,421,008	$15,421	$29,733,619	$9,366,035	$(797)	$3,221,038	$42,335,316

See accompanying notes to the consolidated financial statements.

 CHINA ARMCO METALS, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year	For the Year
	Ended	Ended
	December 31, 2011	December 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,345,004)	$(2,225,876)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation expense	2,726,315	620,411
Amortization expense	49,376	47,484
Change in fair value of derivative liability	(137,940)	(91,269)
Gain from foreign currency exchange rate change on marketable securities	(220,881)	-
Marketable securities impairment - other than temporary	1,980,000	-
Stock based compensation	580,423	1,098,366
Changes in operating assets and liabilities:
Accounts receivable	18,569,271	9,726,980
Inventories	(22,498,388)	(9,926,767)
Advance on purchases	(852,982)	(2,498,632)
Prepayments and other current assets	2,688,460	(1,084,517)
Accounts payable	14,992,427	(3,575,163)
Customer deposits	(491,603)	(1,191,421)
Taxes payable	(990,833)	(2,256,437)
Accrued expenses and other current liabilities	1,305,792	5,639,489

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	14,354,433	(5,717,352)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from release of pledged deposits	50,146,115	-
Payment made towards pledged deposits	(45,373,468)	(11,844,576)
Purchase of marketable securities	-	(3,396,658)
Purchases of property and equipment	(2,967,453)	(14,180,038)
Purchase of land use rights	(2,664,162)	-

NET CASH USED IN INVESTING ACTIVITIES	(858,968)	(29,421,272)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	61,308,628	7,582,524
Repayment of loans payable	(79,757,796)	-
Banker's acceptance notes payable	3,837,383	4,174,355
Proceeds from mortgage payable	5,897,617	2,268,671
Repayment of mortgage payable	(1,934,133)	-
Proceeds from long-term debt	-	1,512,447
Repayment of long-term debt	(4,718,094)	(2,268,671)
Advances from (repayment to) Chairman and CEO	(192,385)	1,264,801
Sales of common stock and warrants, net of offering costs	-	9,112,974
Proceeds from exercise of warrants	-	6,690,760
Proceeds from exercise of options	-	6,500,000

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(15,558,780)	36,837,861

EFFECT OF EXCHANGE RATE CHANGES ON CASH	7,990	654,870

NET CHANGE IN CASH	(2,055,325)	2,354,107

Cash at beginning of year	3,097,917	743,810

Cash at end of year	$1,042,591	$3,097,917

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$1,792,885	$475,871
Income tax paid	$1,224,230	$1,489,888

NON CASH FINANCING AND INVESTING ACTIVITIES:
Accrued compensation paid in common shares in lieu of cash	$282,323	$500,000
Advance payments used towards construction in progress and land use rights	$4,468,337	$-

See accompanying notes to the consolidated financial statements.

China Armco Metals, Inc. and Subsidiaries
December 31, 2011 and 2010
Notes to the Consolidated Financial Statements

Note 1 – Organization and Operations

China Armco Metals, Inc. (formerly Cox Distributing, Inc.)

Cox Distributing was founded as an unincorporated business in January 1984 and was incorporated as Cox Distributing, Inc. (“Cox Distributing”), a C corporation under the laws of the State of Nevada on April 6, 2007 at which time 9,100,000 shares of common stock were issued to the founder in exchange for the existing unincorporated business.  No value was given to the stock issued by the newly formed corporation.  Therefore, the shares were recorded to reflect the $.001 par value and paid in capital was recorded as a negative amount ($9,100).   Cox Distributing engaged in the distribution of organic fertilizer products used to improve soil and growing conditions for the potato farmers of eastern Idaho (“Legacy Business”).

On June 27, 2008, Cox Distributing amended its Articles of Incorporation, and changed its name to China Armco Metals, Inc. (“Armco Metals” or the “Company”) upon the acquisition of Armco Metals International Limited (formerly “Armco & Metawise (H.K) Limited” or “Armco HK”) and Subsidiaries to better identify the Company with the business conducted, through its wholly owned subsidiaries in China, import, export and distribution of ferrous and non-ferrous ores and metals, and processing and distribution of scrap steel.

Cox Distributing conducted nominal organic fertilizer distribution business post the acquisition of Armco HK.  On December 30, 2008, the Company entered into an Agreement of Assumption and Release and Bill of Sale (“Spin-Out Agreement”) with its former Chairman and Chief Executive Officer, Stephen E. Cox, with respect to its Legacy Business of fertilizer distribution business.  Pursuant to the terms of the Spin-Out Agreement, Mr. Cox assumed all of the assets and liabilities of the Legacy Business and surrendered 6,200 shares of the Company’s common stock he owned for cancellation.  As a result of the consummation of the Spin-Out Agreement, the Company discontinued its Legacy Business of distribution of organic fertilizer products.

Armco Metal International Limited (formerly Armco & Metawise (H.K) Limited) and Subsidiaries

Armco Metal International Limited (formerly Armco & Metawise (H.K) Limited)

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

Formation of Henan Armco and Metawise Trading Co., Ltd.

Henan Armco and Metawise Trading Co., Ltd. (“Henan”) was incorporated on June 6, 2002 in the City of Zhengzhou, Henan Province, PRC.  Henan engages in the import, export and distribution of ferrous and non-ferrous ores and metals.

Formation of Armco (Lianyungang) Renewable Metals, Inc.

On January 9, 2007, Armco HK formed Armco (Lianyungang) Renewable Metals, Inc. (“Renewable Metals”), a wholly-owned foreign enterprise (“WOFE”) subsidiary in the City of Lianyungang, Jiangsu Province, PRC.  Renewable Metals engages in the processing and distribution of scrap metal.

On December 1, 2008, Armco HK transferred its 100% equity interest in Renewable Metals to Armco Metals.

Merger of Henan with Renewable Metals, Companies under Common Control

On December 28, 2007, Armco HK entered into a Share Transfer Agreement with Renewable Metals, whereby Armco HK transferred to Renewable Metals all of its equity interest in Henan, a company under common control of Armco HK.

The acquisition of Henan has been recorded on the purchase method of accounting at historical amounts as Renewable Metals and Henan were under common control since June 2002.  The consolidated financial statements have been presented as if the acquisition of Henan had occurred as of the first date of the first period presented.

Acquisition of Armco Metal International Limited and Subsidiaries (“Armco HK”) Recognized as a Reverse Acquisition

On June 27, 2008, the Company entered into and consummated a share purchase agreement (the “Share Purchase Agreement”) with Armco HK and Feng Gao, who owned 100% of the issued and outstanding shares of Armco HK.  In connection with the consummation of the Share Purchase Agreement, (i) Stephen Cox surrendered 7,694,000 common shares, representing his controlling interest in the Company for cancellation and resigned as an officer and director; (ii) the Company purchased from the Armco HK Shareholder 100% of the issued and outstanding shares of Armco HK’s capital stock for $6,890,000 by delivery of the Company’s purchase money promissory note; (iii) issued to Ms. Gao (a) a stock option entitling Ms. Gao to purchase 5,300,000 shares of the Company’s common stock, par value $.001 per share (the “Common Stock”) with an exercise price of $1.30 per share expiring on September 30, 2008 and (b) a stock option entitling Ms. Gao to purchase 2,000,000 shares of the Company’s common stock with an exercise price of $5.00 per share expiring two (2) years from the date of issuance on June 27, 2010 (the “Gao Options”).  On August 12, 2008, Ms. Gao exercised her option to purchase and the Company issued 5,300,000 shares of its common stock in exchange for the $6,890,000 note owed to Ms. Gao.  The shares issued represented approximately 69.7% of the issued and outstanding common stock immediately after the consummation of the Share Purchase and exercise of the option to purchase 5,300,000 shares of the Company’s common stock at $1.30 per share.

As a result of the ownership interests of the former stockholder of Armco HK, for financial statement reporting purposes, the merger between the Company and Armco HK has been treated as a reverse acquisition with Armco HK deemed the accounting acquirer and the Company deemed the accounting acquiree under the purchase method of accounting in accordance with section 805-10-55 of the FASB Accounting Standards Codification. The reverse merger is deemed a capital transaction and the net assets of Armco HK (the accounting acquirer) are carried forward to the Company (the legal acquirer and the reporting entity) at their carrying value before the combination.  The acquisition process utilizes the capital structure of the Company and the assets and liabilities of Armco HK which are recorded at historical cost.  The equity of the Company is the historical equity of Armco HK retroactively restated to reflect the number of shares issued by the Company in the transaction.

Formation of Armco (Lianyungang) Holdings, Inc.

On June 4, 2009, the Company formed Armco (Lianyungang) Holdings, Inc. (“Lianyungang Armco”), a WOFE subsidiary in the City of Lianyungang, Jiangsu Province, PRC.  Lianyungang Armco intends to engage in marketing and distribution of the recycled scrap steel.

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

Principles of Consolidation

The consolidated financial statements include all accounts of the entities as of the reporting period ending date(s) and for the reporting period(s) as follows:

Entity	Reporting period ending date(s) and reporting period(s)

Armco Metals	As of December 31, 2011 and 2010 and for the years then ended

Armco HK	As of December 31, 2011 and 2010 and for the years then ended

Henan Armco	As of December 31, 2011 and 2010 and for the years then ended

Renewable Metals	As of December 31, 2011 and 2010 and for the years then ended

Lianyungang Armco	As of December 31, 2011 and 2010 and for the years then ended

Armco Shanghai	As of December 31, 2011 and 2010, for the year ended December 31, 2011 and for the period from July 16, 2010 (inception) through December 31, 2010

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

The Company’s significant estimates and assumptions include the fair value of financial instruments; allowance for doubtful accounts; normal production capacity, inventory valuation and obsolescence; the carrying value, recoverability and impairment, if any, of long-lived assets, including the values assigned to and the estimated useful lives of property, plant and equipment, and land use rights; interest rate; revenue recognized or recognizable; sales returns and allowances; valued added tax rate, income tax rate and related income tax provision, reporting currency, functional currency and foreign currency exchange rate.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

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

The Company’s loans payable, banker’s acceptance notes payable, capital lease obligation, and long-term debt approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2011and 2010.

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

It is not, however, practical to determine the fair value of advances from significant stockholder and lease arrangement with the significant stockholder due to their related party nature.

Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Level 1 Financial Assets – Marketable Securities

The Company uses Level 1 of the fair value hierarchy to measure the fair value of the marketable securities and marks the available for sale marketable securities at fair value in the statement of financial position at each balance sheet date and reports the unrealized holding gains and losses for available-for-sale securities in other comprehensive income (loss) until realized provided the unrealized holding gains and losses is temporary.  If the fair value of an investment is less than its cost basis at the balance sheet date of the reporting period for which impairment is assessed, and it is determined that the impairment is other than temporary, then an impairment loss is recognized in earnings equal to the entire difference between the investment’s cost and its fair value at the balance sheet date of the reporting period.

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

Fair Value of Non-Financial Assets or Liabilities Measured on a Recurring Basis

The Company’s non-financial assets include inventories.  The Company identifies potentially excess and slow-moving inventories by evaluating turn rates, inventory levels and other factors.  Excess quantities are identified through evaluation of inventory aging, review of inventory turns and historical sales experiences. The Company provides lower of cost or market reserves for such identified excess and slow-moving inventories. The Company establishes a reserve for inventory shrinkage, if any, based on the historical results of physical inventory cycle counts.

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

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  When long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.

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

Pledged Deposits

Pledged deposits consist of amounts held in financial institutions for (i) outstanding letters of credit and (ii) open banker’s acceptance notes payable maturing between three (3) and nine (9) months from the date of issuance.

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

Marketable Debt and Equity Securities, Available for Sale

The Company accounts for marketable debt and equity securities, available for sale, in accordance with sub-topic 320-10 of the FASB Accounting Standards Codification (“Sub-topic 320-10”).

Pursuant to Paragraph 320-10-35-1, investments in debt securities that are classified as available for sale and equity securities that have readily determinable fair values that are classified as available for sale shall be measured subsequently at fair value in the consolidated balance sheets at each balance sheet date. Unrealized holding gains and losses for available-for-sale securities (including those classified as current assets) shall be excluded from earnings and reported in other comprehensive income until realized except an available-for-sale security that is designated as being hedged in a fair value hedge, from which all or a portion of the unrealized holding gain and loss of shall be recognized in earnings during the period of the hedge, pursuant to paragraphs 815-25-35-1 through 815-25-35-4.

The Company follows Paragraphs 320-10-35-17 through 34E and assess whether an investment is impaired in each reporting period.  An investment is impaired if the fair value of the investment is less than its cost. Impairment indicators include, but are not limited to the following: a. a significant deterioration in the earnings performance, credit rating, asset quality, or business prospects of the investee; b. a significant adverse change in the regulatory, economic, or technological environment of the investee; c. a significant adverse change in the general market condition of either the geographic area or the industry in which the investee operates; d. a bona fide offer to purchase (whether solicited or unsolicited), an offer by the investee to sell, or a completed auction process for the same or similar security for an amount less than the cost of the investment; e. factors that raise significant concerns about the investee's ability to continue as a going concern, such as negative cash flows from operations, working capital deficiencies, or noncompliance with statutory capital requirements or debt covenants. If the fair value of an investment is less than its cost basis at the balance sheet date of the reporting period for which impairment is assessed, the impairment is either temporary or other than temporary.  Pursuant to Paragraph 320-10-35-34, if it is determined that the impairment is other than temporary, then an impairment loss shall be recognized in earnings equal to the entire difference between the investment’s cost and its fair value at the balance sheet date of the reporting period for which the assessment is made. The measurement of the impairment shall not include partial recoveries after the balance sheet date. The fair value of the investment would then become the new basis of the investment and shall not be adjusted for subsequent recoveries in fair value.  For presentation purpose, the entity shall recognize and present the total other-than-temporary impairment in the statement of earnings with an offset for the amount of the total other-than-temporary impairment that is recognized in other comprehensive income, in accordance with paragraph 320-10-35-34D, if any, pursuant to Paragraph 320-10-45-8A; and separately present, in the financial statement in which the components of accumulated other comprehensive income are reported, amounts recognized therein related to held-to-maturity and available-for-sale debt securities for which a portion of an other-than-temporary impairment has been recognized in earnings pursuant to Paragraph 320-10-45-9A.  Pursuant to Paragraphs 320-10-35-36 and 37 the entire change in the fair value of foreign-currency-denominated available-for-sale debt securities shall be reported in other comprehensive income and An entity holding a foreign-currency-denominated available-for-sale debt security is required to consider, among other things, changes in market interest rates and foreign exchange rates since acquisition in determining whether an other-than-temporary impairment has occurred.

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

Land Use Rights

Land use rights represent the cost to obtain the right to use certain parcels of land in the City of Lianyungang, Jiangsu Province, PRC.  Land use rights are carried at cost and amortized on a straight-line basis over the lives of the rights of fifty (50) years.  Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

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

Customer Deposits

Customer deposits primarily represent amounts received from customers for future delivery of products, which are fully or partially refundable depending upon the terms and conditions of the sales agreements.

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

The Company did not employ foreign currency forward contracts to convert unforeseeable foreign currency exchange rates to fixed foreign currency exchange rates for the year ended December 31, 2011 or 2010.

Derivative Warrant Liability

The Company evaluates its convertible debt, options, warrants or other contracts, if any, to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with paragraph 810-10-05-4 and Section 815-40-25 of the FASB Accounting Standards Codification.  The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as either an asset or a liability.  In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statement of operations and comprehensive income (loss) as other income or expense.  Upon conversion, exercise or cancellation of a derivative instrument, the instrument is marked to fair value at the date of conversion, exercise or cancellation and then that the related fair value is reclassified to equity.

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

The Company marks to market the fair value of the remaining embedded derivative warrants at each balance sheet date and records the change in the fair value of the remaining embedded derivative warrants as other income or expense in the consolidated statements of operations and comprehensive income (loss).

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

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include:  a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

The fair value of options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

•
Expected term of share options and similar instruments: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding.  Pursuant to Paragraph 718-10-50-2 of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and employees’ expected exercise and post-vesting employment termination behavior into the fair value (or calculated value) of the instruments.  The Company uses historical data to estimate employee termination behavior.  The contractual term of share options or similar instruments is used as expected term of share options or similar instruments for the Company if it is a newly formed corporation.

•
Expected volatility of the entity’s shares and the method used to estimate it.  An entity that uses a method that employs different volatilities during the contractual term shall disclose the range of expected volatilities used and the weighted-average expected volatility.  A thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility.  If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

•
Expected annual rate of quarterly dividends.  An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends.  The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected contractual life of the option and similar instruments.

•
Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option and similar instruments.

The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of Sub-topic 505-50 of the FASB Accounting Standards Codification (“Sub-topic 505-50”).

Pursuant to ASC Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.

The fair value of option or warrant award is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

•
Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2 of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments.  The Company uses historical data to estimate holder’s expected exercise behavior.  The contractual term of share options or similar instruments is used as expected term of share options or similar instruments for the Company if it is a newly formed corporation.

•
Expected volatility of the entity’s shares and the method used to estimate it.  An entity that uses a method that employs different volatilities during the contractual term shall disclose the range of expected volatilities used and the weighted-average expected volatility.  A thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility.  If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

•
Expected annual rate of quarterly dividends.  An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends.  The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected contractual life of the option and similar instruments.

•
Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option and similar instruments.

Pursuant to ASC paragraph 505-50-25-7, if fully vested, nonforfeitable equity instruments are issued at the date the grantor and grantee enter into an agreement for goods or services (no specific performance is required by the grantee to retain those equity instruments), then, because of the elimination of any obligation on the part of the counterparty to earn the equity instruments, a measurement date has been reached. A grantor shall recognize the equity instruments when they are issued (in most cases, when the agreement is entered into). Whether the corresponding cost is an immediate expense or a prepaid asset (or whether the debit should be characterized as contra-equity under the requirements of paragraph 505-50-45-1) depends on the specific facts and circumstances. Pursuant to ASC paragraph 505-50-45-1, a grantor may conclude that an asset (other than a note or a receivable) has been received in return for fully vested, nonforfeitable equity instruments that are issued at the date the grantor and grantee enter into an agreement for goods or services (and no specific performance is required by the grantee in order to retain those equity instruments). Such an asset shall not be displayed as contra-equity by the grantor of the equity instruments. The transferability (or lack thereof) of the equity instruments shall not affect the balance sheet display of the asset. This guidance is limited to transactions in which equity instruments are transferred to other than employees in exchange for goods or services. Section 505-50-30 provides guidance on the determination of the measurement date for transactions that are within the scope of this Subtopic.

Pursuant to Paragraphs 505-50-25-8 and 505-50-25-9, an entity may grant fully vested, nonforfeitable equity instruments that are exercisable by the grantee only after a specified period of time if the terms of the agreement provide for earlier exercisability if the grantee achieves specified performance conditions. Any measured cost of the transaction shall be recognized in the same period(s) and in the same manner as if the entity had paid cash for the goods or services or used cash rebates as a sales discount instead of paying with, or using, the equity instruments. A recognized asset, expense, or sales discount shall not be reversed if a stock option that the counterparty has the right to exercise expires unexercised.

Pursuant to ASC paragraph 505-50-30-S99-1, if the Company receives a right to receive future services in exchange for unvested, forfeitable equity instruments, those equity instruments are treated as unissued for accounting purposes until the future services are received (that is, the instruments are not considered issued until they vest). Consequently, there would be no recognition at the measurement date and no entry should be recorded.

Investment Credit - Government

Certain Chinese local government provides investment credit to encourage enterprises to invest in local communities which are non-refundable. Investment credits from local government are credited to other income – investment credit - government upon receipt. Renewable Metals was granted RMB10,000,000 in investment credit from Lianyungang Economic and Technology Development Zone on November 25, 2011, which was received on November 30, 2011.

Income Tax Provision

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the year ended December 31, 2011 or 2010.

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

	December 31, 2011	December 31, 2010

Balance sheet	6.3585	6.6118

Statement of operations and comprehensive income (loss)	6.4640	6.7788

Net gains and losses resulting from foreign exchange transactions, if any, are included in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

Comprehensive Income (Loss)

The Company has applied section 220-10-45 of the FASB Accounting Standards Codification. This statement establishes rules for the reporting of comprehensive income and its components.  Comprehensive income (loss), for the Company, consists of net income (loss), change in unrealized loss of marketable securities and foreign currency translation adjustments and is presented in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) and Stockholders’ Equity.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.   Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants.

The following table shows the potentially outstanding dilutive common shares excluded from the diluted net income (loss) per common share calculation for the year ended December 31, 2011 and 2010 as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010

Warrants issued on August 1, 2008 in connection with the Company’s August 1, 2008 equity financing inclusive of non-derivative warrants to purchase 1,031,715 shares and derivative warrants to purchase 186,306 shares at $5.00 per share expiring five (5) years from date of issuance	1,218,021	1,218,021

Warrants issued on April 20, 2010 in connection with the Company’s April 20, 2010 equity financing inclusive of warrants to purchase 1,538,464 shares to the investors and warrants to purchase 76,923 shares to the placement agent at $7.50 per share expiring five (5) years from date of issuance	1,615,387	1,615,387

Sub-total - Warrants	2,833,408	2,833,408

Options issued on October 5, 2010 to an employee to purchase 40,000 common shares exercisable at $5.00 per share expiring five (5) years from the date of issuance	40,000	40,000

Sub-total - Options	40,000	40,000

Total potentially outstanding dilutive common shares	2,873,408	2,873,408

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

Recently Issued Accounting Pronouncements

FASB Accounting Standards Update No. 2011-05

In June 2011, the FASB issued the FASB Accounting Standards Update No. 2011-05 “Comprehensive Income” (“ASU 2011-05”), which was the result of a joint project with the IASB and amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders’ equity. Instead, the new guidance now gives entities the option to present all non-owner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income.

The amendments in this Update should be applied retrospectively and are effective for public entity for fiscal years, and interim periods within those years, beginning after December 15, 2011.

FASB Accounting Standards Update No. 2011-08

In September 2011, the FASB issued the FASB Accounting Standards Update No. 2011-08 “Intangibles—Goodwill and Other: Testing Goodwill for Impairment” (“ASU 2011-08”). This Update is to simplify how public and nonpublic entities test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.

The guidance is effective for interim and annual periods beginning on or after December 15, 2011. Early adoption is permitted.

FASB Accounting Standards Update No. 2011-10

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-10 “Property, Plant and Equipment: Derecognition of in Substance Real Estate-a Scope Clarification” (“ASU 2011-09”). This Update is to resolve the diversity in practice as to how financial statements have been reflecting circumstances when parent company reporting entities cease to have controlling financial interests in subsidiaries that are in substance real estate, where the situation arises as a result of default on nonrecourse debt of the subsidiaries.

The amended guidance is effective for annual reporting periods ending after June 15, 2012 for public entities. Early adoption is permitted.

FASB Accounting Standards Update No. 2011-11

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS.

The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.

FASB Accounting Standards Update No. 2011-12

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-12 “Comprehensive Income:  Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”). This Update is a deferral of the effective date pertaining to reclassification adjustments out of accumulated other comprehensive income in ASU 2011-05. FASB is to going to reassess the costs and benefits of those provisions in ASU 2011-05 related to reclassifications out of accumulated other comprehensive income. Due to the time required to properly make such a reassessment and to evaluate alternative presentation formats, the FASB decided that it is necessary to reinstate the requirements for the presentation of reclassifications out of accumulated other comprehensive income that were in place before the issuance of Update 2011-05.

All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Note 3 – Pledged Deposits

Pledged deposits consist of amounts held in financial institutions for (i) outstanding letters of credit and (ii) open banker’s acceptance notes payable maturing between three (3) to nine (9) months from the date of issuance.  Pledged deposits at December 31, 2011and 2010 consisted of the following:

	December 31, 2011	December 31, 2010

Armco HK

Letters of credit (i)	$2,109,832	$427,553

Sub-total – Armco HK	2,109,832	427,553

Renewable Metals

Bank acceptance notes payable (ii)	1,100,889	1,906,684

Letters of credit (iii)	3,774,475	7,134,727

Deposit under capital lease agreement(iv)	471,809	-

Sub-total – Renewable Metals	5,347,173	9,041,411

Henan Armco

Letters of credit (v)	900,665	3,174,707

Sub-total – Henan Armco	900,665	3,174,707

	$8,357,670	$12,643,671

(i)
$15,718 was released to Armco HK as part of the payment toward fulfilled letters of credit in January  2012 and the remaining balance of $2,094,114 is to be released to the Company as part of the payment toward outstanding letters of credit when those letters of credit mature, ranging from April 30, 2012 through May 15, 2012.

(ii)	$1,100,889 is to be released to the Company when the related banker’s acceptance notes payable mature on May 25, 2012.

(iii)	$3,774,475 was released to the Company for payment toward fulfilled letters of credit when those letters of credit matured on March 21, 2012.

(iv)	$471,809 is to be released to the Company as part of the payment towards capital lease installment payment when the capital lease agreement mature on December 15, 2014

(v)
$795,704 was released to the Company as part of the payment toward fulfilled letters of credit in March  2012 and the remaining balance of $104,962 is to be released to the Company as part of the payment toward outstanding letters of credit when those letters of credit mature on May 15, 2012.

Note 4 – Marketable Equity Securities, Available for Sale

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

The Company has the right to name one member to Apollo Mineral’s board of directors for as long as it maintains at least a 12% stake in Apollo Minerals.  Apollo Minerals intends to use the cash infusion to advance its exploration activities, to carry out processing option studies and to evaluate opportunities to access local infrastructure and other project opportunities.

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

The Company values marketable securities using Australia quoted market prices on Apollo Mineral stock. At December 31, 2011, the estimated fair value of the investment in Apollo Minerals was approximately ($1.76) million less than its original costs inclusive of ($1.98) million in impairment and $0.22 million of foreign currency transaction gain.  The Company intends to hold these shares and the management of the Company concluded that the decline in the fair value was other than temporary and recorded the unrealized loss of marketable securities to (i) impairment – other than temporary of ($1.98) million in other income (loss) and (ii) foreign currency transaction gain in other income (loss) in the accompanying consolidated statements of operations and comprehensive income (loss).

The table below provides a summary of the changes in the fair value of marketable securities, available for sale measured at fair value on a recurring basis using Level 1 of the fair value hierarchy to measure the fair value during the year ended December 31, 2011:

		Fair Value Measurement Using Level 1 Inputs
	Original cost	Impairment – Other Than Temporary	Accumulated Foreign Currency Transaction Gain (Loss)	Other Comp. Loss - Change in Unrealized Loss	Fair Value

Balance, December 31, 2009	$-	$-	$-	-	$-

Purchases, issuances and settlements	3,396,658	-	-	-	3,396,658

Total gains or losses (realized/unrealized) included in:

Net Loss: Gain (loss) on foreign currency rate change			-	-	-

Other comprehensive income (loss): Changes in unrealized loss			-	(506,278)	(506,278)

Balance, December 31, 2010	3,396,658	-	-	(506,278)	2,890,380

Purchases, issuances and settlements	-	-	-	-	-

Total gains or losses (realized/unrealized) included in:

Net Loss: Impairment – other than temporary		(1,980,000)	-	-	(1,980,000)

Net Loss: Gain (loss) on foreign currency rate change			220,881	-	220,881

Other comprehensive income (loss): Changes in unrealized loss			-	505,481	505,481

Balance, December 31, 2011	$3,396,658	$(1,980,000)	$220,881	$(797)	$1,636,742

Note 5 – Accounts Receivable

Accounts receivable at December 31, 2011and 2010 consisted of the following:

	December 31, 2011	December 31, 2010

Accounts receivable	$758,500	$19,115,019

Allowance for doubtful accounts	(-)	(-)

	$758,500	$19,115,019

Note 6 – Inventories

Inventories at December 31, 2011 and 2010 consisted of the following:

	December 31, 2011		December 31, 2010

Raw materials – scrap metal	$10,031,186	*	$1,925,159	*

Finished goods – processed scrap metal	3,833,910	*	4,719,339	*

Purchased merchandise for resale	19,479,451	**	3,795,333

	$33,344,547		$10,439,831

* Renewable Metals’s raw materials and finished goods are collateralized for loans from the Bank of Communications Lianyungang Branch. Raw materials consisted of scrap metals to be processed and finished goods were comprised of all of the processed scrap metal at Renewable Metals.  Due to the short duration time for the processing of its scrap metal, there was no material work-in-process inventory at December 31, 2011 or 2010. Substantially all of Renewable Metals’s raw materials at December 31, 2011 along with processed scrap metal have been processed and sold during the first quarter of 2012.

** Purchased merchandise for sale is comprised of all of the metal ores to be resold through the distribution business at Armco HK and Henan, all of which were sold and delivered in the first quarter of 2012.

Slow-Moving or Obsolescence Markdowns

The Company recorded no inventory obsolescence adjustments for the year ended December 31, 2011 or 2010.

Lower of Cost or Market Adjustments

There was no lower of cost or market adjustments for the year ended December 31, 2011 or 2010.

Note 7 – Property, Plant and Equipment

Property, plant and equipment, stated at cost, less accumulated depreciation at December 31, 2011and 2010 consisted of the following:

	Estimated Useful Life (Years)	December 31, 2011	December 31, 2010

Buildings and leasehold improvements (i)	20	$23,923,160	$21,426,672

Construction in progress		3,251,525	32,682

Machinery and equipment	7	13,536,934	11,954,005

Vehicles	5	1,203,692	1,034,961

Office equipment	5-8	250,126	185,319

		42,165,437	34,633,639

Less accumulated depreciation (ii)		(3,514,893)	(761,515)

		$38,650,544	$33,872,124

(i)           Capitalized Interest

For the year ended December 31, 2011 and 2010, the Company capitalized $0 and $257,020 of interest to fixed assets, respectively.

(ii)          Depreciation and Amortization Expense

Depreciation and amortization expense for the year ended December 31, 2011 and 2010 was $2,726,315, and $629,272, respectively.

(iii)        Collateralization of Property, Plant and Equipment

Both Renewable Metals and Lianyungang Armco’s property, plant and equipment representing substantially all of the Company’s property, plant and equipment are collateralized for loans from the Bank of China Lianyungang Branch.

Note 8 – Land Use Rights

Renewable Metals

On September 28, 2007, Renewable Metals entered into an agreement with the Chinese government, whereby the Company paid RMB 14,384,002 to acquire the right to use 129,585.60 square meter of land for approximate 50 years.  In November 2007, the Company expended additional RMB 1,076,300 in aggregate in land survey, transfer agent fees and land use right transfer tax in connection with the acquisition of the land use right and obtained the land use right certificate (Certificate No. 017158277) expiring December 30, 2058 on November 20, 2007.  The purchase price and related acquisition costs are being amortized over the term of the right of approximately fifty (50) years.

Lianyungang Armco

On September 2, 2010, the Company entered into an agreement with the Chinese government, whereby the Company made a deposit of RMB8,160,000 in aggregate towards the acquisition of the right to use 199,999 square meter of land for RMB40,800,000.  On April 13, 2011, the Company paid an additional RMB16,320,000 to acquire the land use right to use 100,045 square meter of land and obtained the related certificate of the land use right (Certificate No. (L) LUR (2011) Y003218) expiring September 9, 2060 on October 25, 2011.  The Company expended an additional RMB 900,067 in aggregate in land survey, transfer agent fees and land use right transfer tax in connection with the acquisition of the land use right.  In addition, Lianyungang Armco expended an additional RMB20,674,830 to level the land as of December 31, 2011, which was recorded as construction in progress included in consolidated balance sheets.  The purchase price and related acquisition costs shall be amortized over the term of the right of approximately fifty (50) years when the land is ready to use in the intended purpose.

The Company needs to pay an additional RMB16,320,000 (equivalent to $2,566,643 using U.S. Dollar to RMB at 6.3585 exchange rate) to acquire the land use right to use the remaining 100,045 square meter of land.

The short term plan for this parcel of land is for warehouse of raw materials and products when Renewable Metals’ space becomes scarce for future expansion and the long term plan for the land is to construct automobile dismantling production line or build a scrap metal trading market center, depending on the Company’s progress on obtaining necessary license and permits and market conditions.

Land use rights, stated at cost, less accumulated amortization at December 31, 2011 and 2010, consisted of the following:

	December 31, 2011	December 31, 2010

Renewable Metals

Land use right	$2,431,438	$2,338,289

Accumulated amortization	(209,474)	(153,965)

	2,221,964	2,184,324

Lianyungang Armco

Land use right	3,991,518	-

Accumulated amortization	(-)	(-)

	3,991,518	-

Total

Land use right	6,422,956	-

Accumulated amortization	(209,474)	(-)

	$6,213,482	$2,184,324

(i)           Amortization Expense

Amortization expense for the year ended December 31, 2011and 2010 was $49,376 and $34,736 respectively.

(iii)        Collateralization of Land Use Rights

Both Renewable Metals and Lianyungang Armco’s land use rights representing all of the Company’s land use rights are collateralized for loans from the Bank of China Lianyungang Branch.

Note 9 – Loans Payable

Loans payable at December 31, 2011and 2010 consisted of the following:

	December 31, 2011	December 31, 2010
Armco HK

Loan payable to RZB Austria Finance (Hong Kong) Limited, collateralized by certain of the Company’s inventory, guaranteed by the Company’s Chairman and Chief Executive Officer, with interest at the bank’s cost of funds plus 200 basis points, per annum, payable monthly, with principal due and repaid in full on January 26, 2011.	-	2,145,246

Loan payable to RZB Austria Finance (Hong Kong) Limited, collateralized by certain of the Company’s inventory, guaranteed by the Company’s Chairman and Chief Executive Officer, with interest at the bank’s cost of funds plus 200 basis points per annum, with principal and interest due and repaid in full on January 12, 2012.	325,196	-

Loan payable to ING Bank, Hong Kong Branch, in the form of letters of credits, secured by (i) pledged deposits equal to 5% of the letters of credits, (ii) guarantee from China Armco Metals, Inc., (iii) guarantee by the Company’s Chairman and Chief Executive Officer, and (iv) assignment of specific receivables, with interest at the bank’s cost of funds plus 250 basis points, per annum, payable monthly with principal due and repaid in full on January 3, 2011.	-	11,198,830

Loan payable to ING Bank, Hong Kong Branch, in the form of letters of credits, secured by (i) pledged deposits equal to 5% of the letters of credits, (ii) guarantee from China Armco Metals, Inc., (iii) guarantee by the Company’s Chairman and Chief Executive Officer, and (iv) assignment of specific receivables, with interest at the bank’s cost of funds plus 250 basis points (3.63%) per annum, payable monthly with principal due December 7, 2011 and repaid in full on January 9, 2012.	702,250	-

Unsecured loan payable to Fremery Holdings, Ltd., with interest at 15% per annum, with principal and interest due March 26, 2011 and repaid in full by March 23, 2011.	-	1,500,000

Sub-total - Armco HK	1,027,446	14,844,076

Renewable Metals

Loan payable to Bank of Communications, Lianyungang Branch, under trade credit facilities, collateralized by Renewable Metals inventories and guaranteed by the Company’s Chairman and Chief Executive Officer, with interest at 120% of the bank’s benchmark rate, payable monthly, with principal of $4,403,554 due and repaid as of March 22, 2012 and the remaining balance of principal due May 25, 2012.	5,504,443	9,074,685

Loan payable to Bank of China, Lianyungang Branch, under trade credit facilities, guaranteed by the Company’s Chairman and Chief Executive Officer, with interest at 5.838%, per annum, payable monthly, with principal due and repaid in full on October 28, 2011.	-	756,224

Sub-total – Renewable Metals	5,504,443	9,830,909

Henan Armco

Loan payable to Guangdong Development Bank Zhengzhou Branch, with interest at 4.5%, per annum, payable monthly, with principal due and paid March 21, 2011	-	90,835

Loan payable to Guangdong Development Bank Zhengzhou Branch, with interest at 5.8%, per annum, payable monthly, with principal due and paid on January 6, 2012	180,009	-

Sub-total – Henan Armco	180,009	90,835

	$6,711,898	$24,765,820

Note 10 – Banker’s Acceptance Notes Payable and Letters of Credit

Banker’s acceptance notes payable at December 31, 2011 and 2010, consisted of the following:

	December 31, 2011	December 31, 2010

Renewable Metals

Banker’s acceptance notes payable maturing May 25, 2012	$1,100,889	$4,174,355

Letters of credit maturing and repaid in full on March 21, 2012	7,077,141	-

	$8,178,029	$4,174,355

Note 11 – Related Party Transactions

Advances from Stockholder

From time to time, the Chairman, CEO and significant stockholder of the Company advance funds to the Company for working capital purpose.  Those advances are unsecured, non-interest bearing and due on demand.

Advances from stockholder at December 31, 2011and 2010 consisted of the following:

	December 31, 2011	December 31, 2010

Advances from chairman, chief executive officer and stockholder	$607,009	$799,394

	$607,009	$799,394

Operating Lease from Chairman, CEO and Stockholder

On January 1, 2006, Henan entered into a non-cancellable operating lease for its 176.37 square meter commercial office space in the City of Zhengzhou, Henan Province, PRC from the Chairman, Chief Executive Officer and significant stockholder of the Company for RMB10,000 per month, which expired on December 31, 2008 and has been extended through December 31, 2012.  Total lease payments for the years ended December 31, 2011and 2010 amounted to RMB120, 000 (equivalent to $18,564 and $17,702).  Future minimum lease payments required under the non-cancelable operating lease are RMB120, 000 per year (equivalent to $18, 564) for 2012.

Note 12 – Capital Lease Obligation

Capital lease obligation at December 31, 2011and 2010 consisted of the following:

	December 31, 2011	December 31, 2010

Renewable Metals

(i) Capital lease obligation to a financing company for a term of three (3) years, collateralized certain of Renewable Metals’s machinery and equipment, with interest at 11.8% per annum, with principal and interest due and payable in monthly installment of RMB497,897 on the 23rd of each month.	$1,604,437	$2,268,671

Less current maturities	(789,733)	(727,756)

Capital lease obligation, net of current maturities	814,704	1,540,915

(ii) Capital lease obligation to a financing company for a term of three (3) years, collateralized by certain of Renewable Metals’s machinery and equipment, with interest at 11% per annum, with principal and interest due and payable in quarterly installment of RMB2,969,054 on the 15th of each quarter.	4,718,094	-

Less current maturities	(1,405,444)	-

Capital lease obligation, net of current maturities	3,312,650	-

Total capital lease obligation	6,322,531	-

Less current maturities	(2,195,177)	-

TOTAL CAPITAL LEASE OBLIGATION, net of current maturities	$4,127,354	$1,540,915

The future minimum payments under this capital lease obligation at December 31, 2011 were as follows:

Year ending December 31:

2012	$2,812,595

2013	2,733,859

2014	1,867,770

Total capital lease obligation payments	7,414,224

Less amounts representing interest	(1,091,693)

Present value of total future capital lease obligation payments	6,322,531

Less current maturities of capital lease obligation	(2,195,177)

Capital lease obligation, net of current maturities	$4,127,354

Note 13 – Long-Term Debt

Long-term debt at December 31, 2011 and 2010 consisted of the following:

	December 31, 2011	December 31, 2010

Renewable Metals

Long-term debt due to Bank of China, Lianyungang Branch, collateralized by all of Renewable Metals’s building and land use rights, with interest at 5.40% per annum payable monthly, with the remaining principal of RMB25,000,000 due August 25, 2012.	$3,931,745	$8,318,461

Less current maturities	(3,931,745)	(4,537,342)

LONG-TERM DEBT, net of current maturities	$-	$3,781,119

Note 14 – Derivative Instruments and the Fair Value of Financial Instruments

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

The Company estimated the fair value of 2008 warrants, estimated on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected life (year)	5

Expected volatility	89.00%

Expected annual rate of quarterly dividends	0.00%

Risk-free interest rate	3.23%

The expected life is based on the expiration term of the warrants.  Expected volatility is based on historical volatility for the Company’s common stock. The Company currently has no reason to believe future volatility over the expected life of these warrants is likely to differ materially from its historical volatility.  The risk-free interest rate is based on a yield curve of U.S. treasury interest rates on the date of valuation based on the contractual life of the warrant.  Expected annual rate of quarterly dividends is based on the Company’s dividend history and anticipated dividend policy.

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

Because these warrants have full reset adjustments tied to future issuances of equity securities by the Company, they are subject to derivative liability treatment under Section 815-40-15 of the FASB Accounting Standard Codification (“Section 815-40-15”) (formerly FASB Emerging Issues Task Force (“EITF”) Issue No. 07-5: Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock (“EITF 07-5”))). Section 815-40-15 became effective for the Company on January 1, 2009 and as of that date the Warrants issued in the 2008 Unit Offering have been measured at fair value using a lattice model at each reporting period with gains and losses from the change in fair value of derivative liabilities recognized on the consolidated statement of income and comprehensive income.

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

(b) Valuation Assumptions

The Company’s 2008 derivative warrants were valued at each period ending date with the following assumptions:

•	The underlying stock price was used as the fair value of the common stock on period end date;

•
The stock price would fluctuate with the CNAM projected volatility. The projected volatility curve for each valuation period was based on the historical volatility of 14 comparable companies in the metal/industrial metals industries;

•	The Holder would exercise the warrant at maturity if the stock price was above the exercise price;

•	Reset events projected to occur are based on no future projected capital needs;

•	The Holder would exercise the warrant as they become exercisable at target prices of $7.50 for the 2008 Offering, and lowering such target as the warrants approached maturity;

•	The probability weighted cash flows are discounted using the risk free interest rates.

•	The risk-free interest rate is based on a yield curve of U.S treasury interest rates on the date of valuation based on the contractual life of the warrants

•	Expected annual rate of quarterly dividends is based on the Company’s dividend history and anticipated dividend policy.

The fair value of the 2008 derivative warrants were computed using the lattice model with the following assumptions at December 31, 2011and 2010:

	December 31, 2011	December 31, 2010

Expected life (year)	1.50	2.50

Expected volatility	69.00%	159.00%

Risk-free interest rate	0.25%	1.02%

Expected annual rate of quarterly dividends	0.00%	0.00%

(c) Fair Value of Derivative Warrants

The fair value of the embedded derivative warrants is marked-to-market at each balance sheet date and the change in the fair value of the embedded derivative warrants is recorded in the consolidated statements of operations and comprehensive income (loss) as other income or expense.

The Company valued the derivative warrants at $203 at December 31, 2011and recognized a gain of $137,940 on the change in the fair value of the remaining derivative warrants to purchase 186,306 shares of Company’s common stock for the year then ended.

The table below provides a summary of the fair value of the remaining derivative warrant liability and the changes in the fair value of the remaining derivative warrants to purchase 186,306 shares of the Company’s common stock, including net transfers in and/or out, of derivative warrants measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at December 31, 2011 and for the year then ended:

	Fair Value Measurement Using Level 3 Inputs
	Derivative warrants Assets (Liability)	Total
Balance, December 31, 2010	$(138,143)	$(138,143)

Total gains or losses (realized/unrealized) included in:

Net income (loss)	137,940	137,940

Other comprehensive income (loss)	-	-

Purchases, issuances and settlements	-	-

Transfers in and/or out of Level 3	-	-

Balance, December 31, 2011	$(203)	$(203)

Exercise and Extinguishment of Warrants

On January 30, 2009, the Company issued 5,000 shares of its common stock for cash at $5.00 per share and received a cash payment of $25,000 in connection with the exercise of the 2008 warrants for 5,000 shares with an exercise price of $5.00 per share by one (1) investor and 2008 warrants holder.

During the three months ended March 31, 2010, the Company issued 1,324,346 shares of its common stock for cash at $5.00 per share and received cash of $6,621,730 in connection with the exercise of the warrants to purchase 1,324,346 shares with an exercise price of $5.00 per share to fifty (50) of the 2008 warrant holders.  In addition, the Company issued 78,217 shares of its common stock in connection with the exercise of the 2008 warrants to purchase 167,740 shares with an exercise price of $5.00 per share on a cashless basis to thirteen (13) of the 2008 warrant holders.  The Company reclassified $1,665,011 and $210,095 of the derivative liability to additional paid-in capital, respectively.

In addition, during the three months ended March 31, 2010, certain holders of 2008 warrants to purchase 1,031,715 shares of the Company’s common stock reached agreements with the Company, effective as of January 1, 2010, whereby the Company waived its right to offer or sell additional shares of its common stock below $5.00 per share in the future and the certain 2008 warrant holders waived their anti-dilution or commonly known as a most favored nation clause thus making those warrants no longer derivative warrant, for which the Company reclassified $1,292,227 of the derivative liability to additional paid-in capital.

During April 2010, four (4) of the 2008 warrant holders exercised their warrants to purchase 13,806 shares of the Company’s common stock at an exercise price of $5.00 per share resulting in cash proceeds of $69,030 to the Company, for which the Company issued 13,806 shares of its common stock to the 2008 warrant holders and reclassified $21,229 of the derivative liability to additional paid-in capital.

Warrants Outstanding

As of December 31, 2011 warrants to purchase 1,218,021 shares of Company common stock remain outstanding.

The table below summarizes the Company’s derivative warrant activity through December 310, 2011:

	2008 Warrant Activities				APIC	(Gain) Loss
	Derivative Shares	Non-derivative Shares	Total Warrant Shares	Fair Value of Derivative Warrants	Reclassification of Derivative Liability	Change in Fair Value of Derivative Liability

Derivative warrant at December 31, 2009	2,728,913	-	2,728,913	$(3,417,974)	$-	$166,025

Exercise of warrants	(5,000)	-	(5,000)	6,263	(6,263)	-

Exercise of warrants	(1,324,346)	-	(1,324,346)	1,658,748	(1,658,748)	-

Exercise of warrants – Cashless	(167,740)	-	(167,740)	210,095	(210,095)	-

Total warrant exercised	(1,497,086)	-	(1,497,086)	1,875,106	(1,875,106)	-

Extinguishment of warrant liability resulting from waiver of anti-dilution	(1,031,715)	1,031,715	-	1,292,227	(1,292,227)	-

Derivative warrants remaining	200,112	-	-	(250,641)	-	-

Mark to market	-	-		(321,752)	-	321,752

Derivative warrant at March 31, 2010	200,112	1,031,715	1,231,827	(572,393)	-	321,752

Exercise of warrants in April 20, 2010	(13,806)	-	(13,806)	21,229	(21,229)	-

Derivative warrants remaining	186,306	-	186,306	(551,164)	-	-

Mark to market	-	-		427,875	-	(427,875)

Derivative warrant at June 30, 2010	186,306	1,031,715	1,218,021	(123,289)	-	(106,123)

Mark to market	-	-		(13,211)	-	13,211

Derivative warrant at September 30, 2010	186,306	1,031,715	1,218,021	(136,500)	-	(92,912)

Mark to market	-	-		(1643)	-	1643

Derivative warrant at December 31, 2010	186,306	1,031,715	1,218,021	(138,143)	-	(91,269)

Mark to market	-	-		51,223	-	(51,223)

Derivative warrant at March 31, 2011	186,306	1,031,715	1,218,021	(86,920)	-	(51,223)

Mark to market				76,897		(76,897)

Derivative warrant at June 30, 2011	186,306	1,031,715	1,218,021	(10,023)		(128,120)

Mark to market				8,688		(8,688)

Derivative warrant at September 30, 2011	186,306	1,031,715	1,218,021	(1,335)		(136,808)

Mark to market				1,132		(1,132)

Derivative warrant at December 31, 2011	186,306	1,031,715	1,218,021	(203)		(137,940)

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

Warrants Valuation and Related Assumptions

The 2010 warrants were valued on the date of grant with the following assumptions:

•	The underlying NYSEAmex stock price $6.95 was used as the fair value of the common stock on April 20, 2010;

•
The stock price would fluctuate with the CNAM projected volatility. The projected volatility curve for each valuation period was based on the historical volatility of 14 comparable companies in the metal/industrial metals industries; At April 20, 2010 one (1) through five (5) years were 76%, 134%, 155%, 167% and 182%, respectively.

•	The Holder would exercise the warrant at maturity if the stock price was above the exercise price;

•	Reset events projected to occur are based on no future projected capital needs;

•	The Holder would exercise the warrants as they become exercisable at target prices of $11.25 for the 2010 Offering, and lowering such target as the warrants approaches maturity;

•	The probability weighted cash flows are discounted using the risk free interest rates.

•	The risk-free interest rate is based on a yield curve of U.S treasury interest rates on the date of valuation based on the contractual life of the warrants

•	Expected annual rate of quarterly dividends is based on the Company’s dividend history and anticipated dividend policy.

The Company estimated the fair value of 2010 warrants, estimated on the date of grant, using the lattice model with the Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected life of the warrants (year)	5

Expected volatility	182.00%

Risk-free interest rate	2.56%

Expected annual rate of quarterly dividends	0.00%

The fair value of the 2010 warrants, estimated on the date of issuance, was $2,483,938, which was recorded as additional paid-in capital and the remaining balance of the net proceeds of $6,629,036, net of issuance cost, has been assigned to common stock.

Derivative Analysis

The warrants issued as part of the April 20, 2010 private placement were analyzed to determine the appropriate treatment under ASC 815-40. The warrants meet the provisions of Section 815-40-15 of the FASB Accounting Standard Codification (“Section 815-40-15”) (formerly FASB Emerging Issues Task Force (“EITF”) Issue No. 07-5: Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock (“EITF 07-5”)) to be considered indexed to the Company’s own stock. In addition, the warrants meet all the criteria in Section 815-40-55 of the FASB Accounting Standard Codification (“Section 815-40-55”) (formerly FASB EITF Issue No. 00-19: Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”)) to be accounted for as equity.

Warrants Outstanding

As of December 31, 2011 warrants to purchase 1,615,387 shares of its common stock remain outstanding.

(iii) Warrant Activities

The table below summarizes the Company’s non-derivative warrant activities through December 31, 2011:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, December 31, 2009	2,723,913	$5.00	$5.00	$-	$-

Granted	1,615,387	7.50	7.50	2,483,938	-
Canceled for cashless exercise	(89,523)	-	-	-	-

Exercised (Cashless)	(78,217)	-	-	-	-
Exercised	(1,338,152)	5.00	5.00	-	-
Expired	-	-	-	-	-
Balance, December 31, 2010	2,833,408	$5.00 - 7.50	$6.43	$-	$-

Granted	-	-	-	-	-
Canceled for cashless exercise	(-)	-	-	-	-

Exercised (Cashless)	(-)	-	-	-	-
Exercised	(-)	-	-	-	-
Expired	-	-	-	-	-
Balance, December 31, 2011	2,833,408	$5.00 - 7.50	$6.43	$-	$-

Earned and exercisable, December 31, 2011	2,833,408	$5.00 - 7.50	$6.43	$-	$-

Unvested, December 31, 2011	-	$-	$-	$-	$-

The following table summarizes information concerning outstanding and exercisable warrants as of December 31, 2011:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$5.00	1,218,021	1.58	$5.00	1,218,021	1.58	$5.00

$7.50	1,615,387	3.30	$7.50	1,615,387	3.30	$7.50

$5.00 - $7.50	2,833,408	2.56	$6.43	2,833,408	2.56	$6.43

Note 15 – Commitments and Contingencies

Uncommitted Trade Credit Facilities

The Company entered into uncommitted trade credit facilities with certain financial institutions.  Substantially all of the uncommitted trade credit facilities were guaranteed by Mr. Yao, the Company’s chairman, Chief Executive Officer and principal stockholder.

The uncommitted trade credit facilities at December 31, 2011 were as follows:

	Date of Expiration	Total Facilities	Facilities Used	Facilities Available

Armco HK

DBS (Hong Kong) Limited (i)	December 20, 2012	$20,000,000	$1,620,000	$18,380,000

ING Bank, N.V. Hong Kong Branch (ii)	July 28, 2012	30,000,000	16,526,000	13,474,000

RZB (Beijing) Branch (iii)	February 28, 2013	15,000,000	-	15,000,000

Sub-total - Armco HK		65,000,000	18,146,000	46,854,000

Henan Armco

Guangdong Development Bank Zhengzhou Branch (iv)	June 17, 2012	11,009,000	474,000	10,535,000

China CITIC Bank Zhengzhou Branch (v)	April 26, 2012	7,863,000	0.00	7,863,000

China Minsheng Bank Zhengzhou Branch (vi)	November 26 2011	3,145,000	1,286,000	1,859,000

Sub-total – Henan Armco		22,017,000	1,760,000	20,257,000

Renewable Metals

Bank of China Lianyungang Branch (vii)	January 29, 2013	11,795,000	3,932,000	7,863,000

Bank of Communications Lianyungang Branch (viii)	June 30, 2013	11,323,000	8,178,000	3,145,000

Sub-total – Renewable Metals		23,118,000	12,110,000	11,008,000

		$110,135,000	$32,016,000	$78,119,000

(i) On December 20, 2011, Armco HK entered into a Banking Facilities Agreement with DBS Bank (Hong Kong) Limited of $20,000,000 for issuance of commercial letters of credit in connection with the Company’s purchase of metal ore.  The Company pays interest at LIBOR or DBS Bank’s cost of funds plus 2.50% per annum on issued letters of credit in addition to an export bill collection commission equal to 1/8% of the first $50,000 and 1/16% of the balance and an opening commission of 1/4% on the first $50,000 and 1/16% of the balance for each issuance.  Amounts advanced under this facility are repaid from the proceeds of the sale of metal ore.  The lender may terminate the facility at anytime at its sole discretion. The facility is secured by the charge on cash deposit of the borrower, the borrower’s restricted pledged deposit in the minimum amount of 3% of the letter of credit amount, the Company’s letter of comfort and the guarantee of Mr. Kexuan Yao.

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

 (iii) On September 30, 2011, Armco HK entered into Amendment No. 2 to the March 25, 2009 uncommitted Trade Finance Facility with RZB Austria Finance (Hong Kong) Limited.  The amendment provides for the issuance of $15,000,000 of commercial letters of credit in connection with the purchase of metal ore, an increase of $5,000,000 over the amounts provided for in the March 25, 2010 facility.  The Company pays interest at 200 basis points per annum plus the lender’s cost of funds per annum on issued letters of credit in addition to fees upon issuance of the letter of credit of 1/16% for issuance commissions, negotiation commissions, commission-in-lieu and collection commissions.  Amounts advanced under this facility are repaid from the proceeds of the sale of metal ore.  The lender may, however, terminate the facility at anytime or at its sole discretion upon the occurrence of any event which causes a material market disruption in respect of unusual movement in the level of funding costs to the lender or the unusual loss of liquidity in the funding market. The lender has the sole discretion to decide whether or not such event has occurred.  The facility is secured by restricted cash deposits held by the lender, the personal guarantee of Mr. Kexuan Yao, the Company’s guarantee, and a security interest in the contract for the purchase of the ore for which the letter of credit has been issued and the contract for the sale of the ore.

(iv) On June 18, 2011, Henan Armco obtained a RMB 70,000,000 (approximately $11.0 million) line of credit from Guangdong Development Bank Zhengzhou Branch for issuance of letters of credit to finance the purchase of metal ore.  The Company pays interest at 120% of the applicable base rate for lending published by the People’s Bank of China (“PBC”) at the time the loan is made on issued letters of credit.  The facility is secured by the guarantee provided by Mr. Kexuan Yao and Renewable Metals jointly and the pledge of movable assets provided by the borrower. Amounts advanced under this line of credit are repaid from the proceeds of the sale of metal ore. The term of the facility is one year.

(v) On April 27, 2011, Henan Armco obtained a RMB 50,000,000 (approximately $7,8 million) line of credit from China CITIC Bank, Zhengzhou Branch, for issuance of letters of credit to finance the purchase of metal ore and scrap metal expiring one (1) year from the date of issuance. The letters of credit require the Company to pledge cash deposits equal to 20% of the letter of credit for letters of credit at sight, or 30% for term letters of credit.  Term letters of credit are limited to no more than 90 days. The interest rates are variable depending on the lender’s cost of funds at the time when the letter of credit is issued. The facility is guaranteed by Renewable Metals and Mr. Kexuan Yao, the Company’s Chairman and Chief Executive Officer.

(vi) On November 26, 2011, Henan Armco obtained a RMB 20,000,000 (approximately $3,1 million) line of credit from China Minsheng Bank, Zhengzhou Branch, for issuance of letters of credit to finance the purchase of metal ore and scrap metal expiring one (1) year from the date of issuance. The facility is guaranteed by Renewable Metals and Mr. Kexuan Yao, the Company’s Chairman and Chief Executive Officer.

(vii) On January 30, 2012, Renewable Metals entered into a line of facility in the amount of RMB75, 000,000 (approximately $11.8 million) from Bank of China, Lianyungang Branch for the purchase of raw materials. The term of the facility is 12 months with interest at 120% of the applicable base rate for lending published by the People’s Bank of China (“PBOC”) at the time the loan is drawn down per annum. The facility is secured by the guarantees provided by Mr. Kexuan Yao, Mr. Yi Chu, Henan Armco and Henan Chaoyang, respectively.

(viii) On July 1, 2011, Renewable Metals obtained a RMB 72,000,000 (approximately $11.3 million) line of credit from Bank of Communications, Lianyungang Branch expiring two (2) years from the date of issuance, for issuance of letters of credit in connection with the purchase of scrap metal. The letters of credit require Renewable Metals to pledge cash deposit equal to 20% of the letter of credit for letters of credit at sight, or 30% for other domestic letters of credit and for extended domestic letters of credit, the collateral of inventory equal to 166% of the letter of credit. The facility is secured by Renewable Metals inventories and guarantee provided by Mr. Kexuan Yao, the Company’s Chairman and Chief Executive Officer.

Operating Leases

(i) Operating Lease - San Mateo Office

On December 17, 2010, China Armco entered into a non-cancelable operating lease for office space that will expire on December 31, 2013.  Future minimum payments required under this non-cancelable operating lease were as follows:

Year ending December 31:

2012	43,734

2013	43,734

$87,468

(ii) Operating Lease - Armco Shanghai Office

On July 16, 2010, Armco Shanghai entered into a non-cancelable operating lease for office space that will expire on July 15, 2012.  Future minimum payments required under this non-cancelable operating lease were as follows:

Year ending December 31:

2012	50,638

$50,638

(iii) Operating Lease of Property, Plant and Equipment and Facilities

On June 24, 2011, Renewable Metals entered into a non-cancelable operating lease agreement with an independent third party for property, plant, equipment and facilities expiring one (1) year from date of signing.  Renewable Metals is required to pay RMB 30 (equivalent to $4.64) per metric ton of scrap metal processed at this facility over the term of the lease.  The fee will be paid annually and necessary adjustment will be made at the end of term.

For the period from June 24, 2011 (date of signing) through December 31, 2011, 4,259 tons of scrap metal had been processed at this facility and RMB127,770 (equivalent to $20,094 using December 31, 2011 U.S. Dollar to RMB exchange rate of $1=RMB6.3585) were accrued and included in the inventory of the finished goods – processed scrap metal.

Note 16 – Stockholders’ Equity

Shares Authorized

Upon formation the aggregate number of shares which the Corporation shall have authority to issue is seventy five million (75,000,000) shares, consisting of two classes to be designated, respectively, “Common Stock” and “Preferred Stock,” with all of such shares having a par value of $.001 per share.  The total number of shares of Preferred Stock that the Corporation shall have authority to issue is one million (1,000,000) shares.  The total number of shares of Common Stock that the Corporation shall have authority to issue is seventy four million (74,000,000) shares.

Common Stock

Immediately prior to the consummation of the Share Purchase Agreement on July 27, 2008, the Company had 10,000,000 common shares issued and outstanding.

On July 27, 2008, upon the consummation of the Share Purchase Agreement, (i) Stephen Cox surrendered 7,694,000 common shares, representing his controlling interest in the Company for cancellation and resigned as an officer and director; (ii) the Company issued a  promissory note of $6,890,000 (the “Share Purchase Note”) to purchase from Ms. Gao, the sole stockholder of Armco HK, the 100% of the issued and outstanding capital stock of Armco HK; and (iii) (a) a stock option entitling Ms. Gao to purchase 5,300,000 shares of its common stock, par value $.001 per share (the “Common Stock”) with an exercise price of $1.30 per share expiring on September 30, 2008 and (b) a stock option entitling Ms. Gao to purchase 2,000,000 shares of its common stock with an exercise price of $5.00 per share expiring two (2) years from the date of issuance on June 27, 2010, vested immediately (the “Gao Options”).  The Company did not record the fair value of the Gao Options as the options were included as part of the reverse acquisition and recapitalization.

On August 12, 2008, Ms. Gao exercised her option to purchase and the Company issued 5,300,000 shares of its common stock in exchange for the $6,890,000 note owed to Ms. Gao.

On April 12, 2010, Mr. Kexuan Yao purchased the Gao option to purchase 2,000,000 shares of the Company’s common stock with an exercise price of $5.00 per share originally granted to and owned by Ms. Feng Gao pursuant to a share purchase agreement to consummate the reverse merger capital transaction with Armco HK on June 27, 2008.  In addition, on April 12, 2010 and June 25, 2010, Mr. Yao exercised part of the option and purchased 1,000,000 and 400,000 shares of the Company’s common stock at $5.00 per share resulting in net proceeds of $4,500,000, forgiveness of debt of $500,000 and $2,000,000 to the Company, respectively. The balance of the stock option to purchase the remaining 600,000 common shares expired on June 27, 2010.

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

Issuance of Common Stock for Services

Management and Accounting Services - China Direct Investments, Inc.

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

Investor Relation Services – Bespoke Growth Partners, Inc.

On April 30 and July 9, 2010, the Company issued 12,500 shares and 10,000 shares, or 22,500 shares in aggregate to Bespoke Growth Partners, Inc. as consulting fees for investor relations services rendered, valued at $3.49 per share for $78,525.

Loan Guarantee - Henan Chaoyang Steel Co., Ltd.

On June 11, 2010 the Company entered into a Guaranty Cooperation Agreement with Henan Chaoyang Steel Co., Ltd. (“Henan Chaoyang”) to provide additional liquidity to meet anticipated working capital requirements of Renewable Metals scrap metal recycling facility.  Under the terms of the guaranty, Henan Chaoyang agreed to provide loan guarantees to Renewable Metals existing and pending bank lines of credit of up to 300 million RMB in aggregate (approximately $45,400,000) for five (5) years expiring June 30, 2015.  As consideration for the guaranty, the Company issued a designee of Henan Chaoyang 500,000 shares of its common stock. The shares are earned ratable over the term of the agreement and the unearned shares are forfeitable in the event of nonperformance by the guarantor.

Mr. Heping Ma, a former member of the Company’s Board of Directors, is a founder, Chairman and owns an 85% equity interest of Henan Chaoyang Steel Co., Ltd. Co, a corporation incorporated under the laws of the PRC.  This transaction was approved by the members of the Board of Directors of the Company who were independent in the matter in accordance with the Company’s Related Persons Transaction Policy.  On September 16, 2010, Mr. Ma resigned from the Company’s Board of Directors.

33,333 shares each earned for quarters ended September 30, 2010 and December 31, 2010 were valued at $3.47 and $3.88 per share, or $115,666 and $129,332, which was recorded as loan guarantee expense and included in the consolidated statements of operations and comprehensive income (loss) for the relevant periods. In aggregate, $244,998 was recorded as loan guarantee expense for the year ended December 31, 2010.

33,333 common shares each earned for quarter ended March 31, 2011, June 30, 2011, September 30, 2011 and December 31, 2011 were valued at $2.61, $1.36, $0.41 and $0.282 per share, or $86,996, $45,333, $13,667 and $9,400, which was recorded as loan guarantee expense and included in the consolidated statements of operations and comprehensive income (loss) for the relevant periods.

Investor Relation Services – HCI International Inc.

On November 19, 2010, the Company entered into an investor relations consulting agreement with HCI International Inc. expiring December 31, 2011.  Either party may terminate the agreement any time during the term of the contract.  Pursuant to the agreement the Company is required to pay the investor relation firm 3,600 shares of the Company’s restricted stock per month payable at the first of each month for the 12 month service period, or 43,200 shares in aggregate for 2011 investor relations services.  10,800 shares per quarter were valued at $2.69 per share, or $29,052, $1.36 per share, or $14,688 in aggregate, $0.41 per share, or $4,428 in aggregate and recorded as investor relations expense for the quarterly period ended March 31, 2011, June 30, 2011 and September 30, 2011, respectively. For the 4th quarter of 2011, the Company issued 7,200 shares to HCI, which were valued at $0.299 per share, or $2,153. At the end of November 2011, the Company terminated HCI’s services.

2009 Stock Incentive Plan as Amended

Adoption of 2009 Stock Incentive Plan

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

2011 Amendment to the 2009 Stock Incentive Plan

On May 19, 2011, the Company’s Board of Directors adopted and approved the Amended and Restated 2009 Stock Incentive Plan, subject to stockholder approval at the Annual Meeting.  At the 2011 Annual Meeting of Stockholders (the “Annual Meeting”) of the Company held on July 9, 2011, the Company’s stockholders approved an amendment and restatement of the Company’s 2009 Stock Incentive Plan (the “Amended and Restated 2009 Stock Incentive Plan”).  The primary purpose for the Amended and Restated 2009 Stock Incentive Plan was to increase the number of shares of the Company’s common stock available for issuance thereunder by 1,000,000 shares to 2,200,000 shares of the Company’s common stock.

Shares Awarded during 2009

On October 26, 2009, the Company awarded 200,000 shares of its restricted common stock, par value $.001 per share, pursuant to the 2009 Stock Incentive Plan, to Mr. Kexuan Yao, the Company’s Chief Executive Officer.  The shares awarded to Mr. Yao will vest 66,667 shares on December 15, 2010, 66,667 shares on December 15, 2011 and 66,666 shares on December 15, 2012.  These shares were valued at $3.28 per share or $656,000 on the date of grant and were amortized over the vesting period, or $54,667 per quarter.

On October 26, 2009, the Company agreed to pay Mr. William Thomson the sum of $20,000 and awarded 6,250 shares of the Company’s restricted common stock to Mr. William Thomson in conjunction with his appointment to the Company's board of directors.  The shares awarded to Mr. Thomson will vest 25% on March 31, 2010, 25% on June 30, 2010, 25% on September 30, 2010 and 25% on December 31, 2010.  The restricted stock vests only if Mr. Thomson is still a director of the Company on the vesting date (with limited exceptions), and the shares are eligible for the payment of dividends, if the Board of Directors was to declare dividends on the Company’s common stock.  These shares were valued at $3.28 per share or $20,500 on the date of grant and were amortized over the vesting period, all of which was earned and recorded as stock based compensation for the year ended December 31, 2010.

Shares and Options Awarded during 2010

On September 16, 2010, the Company agreed to pay Mr. J.P. Chan the sum of $20,000 and awarded 6,250 shares of the Company’s restricted common stock to Mr. Chan in conjunction with his appointment to the Company's board of directors.  The shares awarded to Mr. Chan will vest 50% on March 10, 2011 and 50% on September 10, 2011.  The restricted stock vests only if Mr. Chan is still a director of the Company on the vesting date (with limited exceptions), and the shares are eligible for the payment of dividends, if the Board of Directors was to declare dividends on the Company’s common stock. These shares were valued at $3.12 per share or $19,500 on the date of grant and were amortized over the vesting period, or $4,875 per quarter.

On October 5, 2010, the Company awarded a stock option to purchase 40,000 shares of the Company’s common stock exercisable at $5.00 per share expiring five (5) years from the date of grant to an employee in conjunction with his employment agreement as the Company's Director of Administration, vested upon grant.  The Company estimated the fair value of option granted, estimated on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected life (year)	5

Expected volatility	187.00%

Expected annual rate of quarterly dividends	0.00%

Risk-free interest rate	1.21%

The expected life is based on the expiration term of the option.  Expected volatility is based on historical volatility for the Company’s common stock. The Company currently has no reason to believe future volatility over the expected life of the option is likely to differ materially from its historical volatility.  The risk-free interest rate is based on a yield curve of U.S treasury interest rates on the date of valuation based on the contractual life of the option.  Expected dividend yield is based on our dividend history and anticipated dividend policy.

The fair value of option granted, estimated on the date of grant, using the Black-Scholes option-pricing model, was $138,000.  The Company recorded the entire amount as stock based compensation expense on the date of grant.

Shares Awarded during 2011

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

On December 15, 2011, the Company issued 60,000 shares of its common shares to its directors for their 2011 services. These shares were valued at $0.27 per share, or $16,200 on the date of grant, which was recorded as stock based compensation.

On December 15, 2011, the Company issued 264,379 shares of its common shares to certain of its employees for their 2011 services of approximately $71,383 in lieu of cash, which was recorded as compensation expenses in 2011.

Summary of the Company’s Amended and Restated 2009 Stock Incentive Plan Activities

The table below summarizes the Company’s Amended and Restated 2009 Stock Incentive Plan activities as of December 31, 2011:

	Number of Shares or Options	Fair Value at Date of Grant

Balance, December 31, 2009	206,250	$676,500

Granted – shares	6,250	19,500

Canceled – shares	-	-

Granted – options	40,000	138,000

Canceled – options	-	-

Balance, December 31, 2010	252,500	834,000

Granted – shares	389,757	302,163

Canceled – shares	-	-

Granted – options	-	-

Canceled – options	-	-

Balance, December 31, 2011	642,257	$1,136,163

Vested, December 31, 2011	575,593	917,499

Unvested, December 31, 2011	66,664	$218,664

As of December 31, 2011, there were 1,557,743 shares of common stock remaining available for issuance under the Amended and Restated 2009 Stock Inceptive Plan.

Shares Awarded during the First Quarter of 2012

On February 6, 2012, the Company issued 57,743 shares of its common shares to certain of its employees for their 2011 services of approximately $15,591 in lieu of cash, which was recorded as compensation expenses in 2011.

On February 8, 2012, the Company awarded 1,500,000 shares of its restricted common stock, par value $.001 per share, pursuant to the Amended and Restated 2009 Stock Incentive Plan, to Mr. Kexuan Yao, the Company’s Chief Executive Officer.  Mr. Yao to receive 1,500,000 shares of the Company’s common stock (the “Restricted Shares”), subject to the terms and conditions of the Amended and Restated China Armco Metals, Inc. 2009 Stock Incentive Plan.  The Restricted Shares will vest according to the following schedule:  125,000 shares of Restricted Shares to vest on the first day of each quarter over a three (3) year period commencing on April 1, 2012 and terminating on December 31, 2014. These shares were valued at $0.499 per share or $748,500 on the date of grant and are amortized over the vesting period, or $62,375 per quarter.

As of February 8, 2012, there were no shares of common stock remaining available for issuance under the Amended and Restated 2009 Stock Inceptive Plan.

Note 17 – Operating Cost of Idle Manufacturing Facility

Renewable Metals’s manufacturing facility is idle from time to time depending upon market conditions.  Total operating costs of the idle manufacturing facility, including mainly depreciation and other operating costs of maintaining the manufacturing facility, were $1,946,369 for the year ended December 31, 2011.  There were no operating costs of the idle manufacturing facility for the year ended December 31, 2010 as Renewable Metals did not complete the construction of its manufacturing facility and commence operations until the end of 2010.

Note 18 – Income Tax Provision

Armco Metals is a non-operating holding company. Armco HK, the Company’s Hong Kong subsidiary is subject to Hong Kong SAR income taxes.  Henan, Renewable Metals, Lianyungang Armco and Armco Shanghai, the Company’s PRC subsidiaries are subject to PRC income taxes, file income tax returns under the Income Tax Law of the People’s Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws (the “PRC Income Tax Law”) accordingly.  Henan, Renewable Metals, Lianyungang Armco and Armco Shanghai derive substantially all of their income (loss) before income taxes and related tax expenses from PRC sources.

United States income tax

Armco Metals is incorporated in the State of Nevada and is subjected to United States of America tax law.

Hong Kong SAR income tax

Armco HK is registered and operates in the Hong Kong Special Administrative Region (“HK SAR”) of the People’s Republic of China (“PRC”) and is subject to HK SAR tax law.  Armco HK’s statutory income tax rate is 16.5% and there were no significant differences between income reported for financial reporting purposes and income reported for income tax purposes for the year ended December 31, 2011 and 2010.

PRC Tax

Henan, Renewable Metals, Lianyungang Armco and Armco Shanghai are governed by and file separate income tax returns under the Income Tax Law of the People’s Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws (the “PRC Income Tax Law”), which, until January 2008, generally subject to tax at a statutory rate of 33% (30% state income tax plus 3% local income tax) on income reported in the statutory financial statements after appropriate tax adjustments.  On March 16, 2007, the National People’s Congress of China approved the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”), effective January 1, 2008.  Under the New CIT Law, the corporate income tax rate applicable to all Companies, including both domestic and foreign-invested companies, will be 25%.  However, tax concession granted to eligible companies prior to March 16, 2007 will be grand fathered in.

Henan is registered and operates in the City of Zhengzhou, Henan Province, PRC.  No provision for income taxes has been made as Henan had net operating loss (“NOL”) carry-forwards for the year ended December 31, 2011 and 2010.  Henan’s statutory tax rate for relevant periods is 25% for the year ended December 31, 2011 and 2010.

Renewable Metals is registered and operates in the Lianyungang Economic and Technology Development Zone, City of Lianyungang, Jiangsu Province, PRC, and is recognized as a “Manufacturing Enterprise Located in Special Economic Zone”.  In accordance with the relevant income tax laws, the profits of Renewable Metals, if any, are fully exempt from income tax for year 2008 and 2009, followed by a 50% exemption for the following three calendar years from 2010 through 2012 (“tax holidays”).  Renewable Metals’s statutory tax rate for relevant periods is 25% for the year ended December 31, 2011 and 2010.

Lianyungang Armco is registered and operates in the Lianyungang Economic and Technology Development Zone, City of Lianyungang, Jiangsu Province, PRC.  Lianyungang Armco’s statutory tax rate for relevant periods is 25% for 2011 and period from June 4, 2009 (inception) through December 31, 2010.

Armco Shanghai is registered and operates in Shanghai, PRC.  Armco Shanghai’s statutory tax rate for relevant periods is 25% for the period from July 16 (inception) through December 31, 2011.

Note 19 – Concentrations and Credit Risk

Customers and Credit Concentrations

Customer concentrations for the years ended December 31, 2011and 2010 and credit concentrations at December 31, 2011 and 2010 are as follows:

	Net Sales for the Year Ended		Accounts Receivable at
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010

Customer #206010 Lianyungang Jiaxin	-%	12.0%	-%	15.5%

Customer #122024 Jianshu Provincial	-%	9.6%	-%	11.5%

Customer #122021 Shagang South-Asia	-%	16.6%	-%	59.8%

Customer #101007 Jiangsu LiHuai	-%	-%	-%	12.0%

Customer # 0102010 China JianCai Co., Ltd.	12.1%	-%	%	-%

Customer #1122024 Derby Materials	21.0%	-%	-%	-%

Customer #302023 Shangdong Yongjia	10.5%	-%	-%	-%

Customer #101009 NingBo HanGang	15.4%	-%	-%	-%

Customer # 102003 ZhongJin Renewable	-%	-%	92.2%	-%

			%

	59.0%	38.2%	92.2%	98.8%

A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition.

Vendor Concentrations

Vendor purchase concentrations for the year ended December 31, 2011and 2010 and accounts payable concentration at December 31, 2011 and 2010 are as follows:

	Net Purchases for the Year Ended		Accounts Payable at
	December 31, 2011	December 31 , 2010	December 31 , 2011	December 31, 2010

Vendor #302006 Anhui huatai	-%	10.4%	-%	-%

Vendor #010030 LinYi LiYuan	-%	14.3%	-%	-%

Vendor #204014 Mineracao	30.7%	-%	92.2%	-%

Vendor #301009 XinJiang BaGang	9.1%	-%	-%	-%

Vendor #204033 Oversea Enterprise Pte, Ltd.	5.9%	17.5%	-%	%

Vendor #2202019 Smart Trading LLP	5.4%	14.8%	-%	-%

Vendor #102001 OM Materials	-%	-%	-%	71.3%

	51.1%	57.0%	92.2%	71.3%

Credit Risk Arising from Financial Instruments

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents.

As of December 31, 2011, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, none of which are insured.  However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

Foreign Currency Risk

The Company is exposed to fluctuations in foreign currencies for transactions denominated in currencies other than RMB, the functional currency due to the fact the majority of the Company’s purchasing activities are transacted in foreign currencies.

The Company had no foreign currency hedges in place for the year ended December 31, 2011or 2010 to reduce such exposure.

Interest Risk

Substantially all of the Company’s operations are carried out in the PRC. The tight monetary policy currently instituted by the PRC government and increases in interest rate would have a material adverse effect on the Company’s results of operations and financial condition.

Note 20 - Foreign Operations

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

As of December 31, 2011, the Company had no Statutory Surplus Reserve and the Statutory Common Welfare Fund established and segregated in retained earnings.

Note 21 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued.  The Management of the Company determined that there were the following reportable subsequent event to be disclosed as follows:

Entry into Employment with the Chairman and CEO

On February 8, 2012, the Company and the CEO Mr. Yao entered into an Employment Agreement (the “Employment Agreement”), to employ Mr. Yao as the Company’s Chairmen of the Board, President, and Chief Executive Officer. The initial term of employment under the agreement is from January 1, 2012 (the “Effective Date”) until December 31, 2014, unless sooner terminated in accordance with the terms of the Employment Agreement. Pursuant to the Employment Agreement, Mr. Yao is entitled to, among others, the following compensation and benefits:

a.
A base salary at an annual rate of (i) $250,000 for the period beginning on the Effective Date through December 31, 2012; (ii) $270,000 for the period beginning on January 1, 2013 through December 31, 2013; and (iii) $300,000 for the period beginning on January 1, 2014 through December 31, 2014.

b.	A cash bonus equal to 50% of Mr. Yao’s base salary for each year during the contract term.

c.
During the employment term, the compensation committee shall have the discretion to grant Mr. Yao annual bonuses pursuant to a specified time or fixed schedule specified under the compensation plan at the date of the deferral of such compensation.  Mr. Yao is also eligible to receive any other bonus under any other bonus plan, stock option or equity-based plan, or other policy or program of the Company, as may be approved by the compensation committee and in accordance with any stockholder approval incentive plan in effect at the time of such decision.

d.
Mr. Yao to receive 1,500,000 shares of the Company’s common stock (the “Restricted Shares ”), subject to the terms and conditions of the Amended and Restated China Armco Metals, Inc. 2009 Stock Incentive Plan.  The Restricted Shares will vest according to the following schedule:  125,000 shares of Restricted Shares to vest on the first day of each quarter over a three (3) year period commencing on April 1, 2012a and terminating on December 31, 2014.

e.	Eligibility to participate in the Company’s benefit plans that are generally provided for executive employees.

China Armco Metals, Inc. and Subsidiaries
Valuation and Qualifying Accounts
For the Year Ended December 31, 2011 and 2010

	Balance at Beginning of Period	Add Charge to Income	Deduct bad debt written off	Add translation adjustment	Balance At End of period
For the Year Ended December 31, 2010:

Allowance for doubtful accounts	$-	$-	$-	$-	$-

For the Year Ended December 31, 2011:

Allowance for doubtful accounts	$-	$-	$-	$-	$-