Form 10-Q
period 2012-03-31
China Armco Metals, Inc.
filed 2012-05-15
CIK 1410711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

As of May 11, 2012, 17,137,087 shares of common stock, par value $0.001, are issued and outstanding.

TABLE OF CONTENTS

Page No.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.	F-1

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	5

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	22

Item 4.	Controls and Procedures.	22

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.	25

Item 1A.	Risk Factors.	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	26

Item 3.	Defaults Upon Senior Securities.	26

Item 4.	Mine Safety Disclosures.	26

Item 5.	Other Information.	26

Item 6.	Exhibits.	26

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This Report contains forward-looking statements. The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. A list of factors that could cause our actual results of operations and financial condition to differ materially is set forth below, and these factors are discussed in greater detail under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011:

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

INDEX OF CERTAIN DEFINED TERMS USED IN THIS REPORT

When used in this report the terms:

–	“Armco HK” or “Armco & Metawise” refers to Armco Metals International Limited, a limited liability company established under the laws of Hong Kong.

–	“Armco Shanghai” refers to Armco Metals (Shanghai) Holdings. Ltd., a wholly-owned foreign enterprise and limited liability company established under the laws of the People’s Republic of China.

–	“China Armco Metals,” “we,” “us” or “our” refers to China Armco Metals, Inc., a Nevada corporation, and its subsidiaries.

–	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.

–	“Henan Armco” refers to Henan Armco & Metawise Trading Co., Ltd., a limited liability company established under the laws of the People’s Republic of China.

–	“Lianyungang Armco” refers to Armco (Lianyungang) Holdings, Ltd., a wholly-owned foreign enterprise and limited liability company established under the laws of the People’s Republic of China.

–	“PRC”, “China”, and “Chinese” refer to the People’s Republic of China.

–
“Renewable Metals” refers to Armco (Lianyungang) Renewable Resources Co., Ltd. (formerly known as Armet (Lianyungang) Scraps Co., Ltd.), a limited liability company established under the laws of the People’s Republic of China.

–	“SEC” refers to the United States Securities and Exchange Commission;

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

China Armco Metals, Inc. and Subsidiaries

March 31, 2012 and 2011

 CHINA ARMCO METALS, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$981,863	$1,042,591
Pledged deposits	9,518,173	8,357,670
Marketable securities	1,215,045	1,636,742
Bank acceptance notes receivable	158,265	-
Accounts receivable	28,243,055	758,500
Inventories	11,214,554	33,344,547
Advance on purchases	6,237,242	3,079,684
Prepaid corp income taxes - Renewable Metals	470,505	467,546
Prepayments and other current assets	1,392,465	1,744,047

Total Current Assets	59,431,167	50,431,327

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	43,724,618	42,165,437
Accumulated depreciation	(4,240,863)	(3,514,893)

PROPERTY, PLANT AND EQUIPMENT, net	39,483,755	38,650,544

LAND USE RIGHT
Land use right	6,463,618	6,422,956
Accumulated amortization	(223,222)	(209,474)

LAND USE RIGHT, net	6,240,396	6,213,482

Total Assets	$105,155,318	$95,295,353

CHINA ARMCO METALS, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Loans payable	$33,779,054	$6,711,898
Banker's acceptance notes payable and letters of credit	10,128,986	8,178,029
Current maturities of capital lease obligation	2,272,864	2,195,177
Current maturities of long-term debt	3,956,635	3,931,745
Accounts payable	3,333,452	18,543,129
Advances received from Chairman and CEO	626,032	607,009
Customer deposits	2,501,826	5,851,769
Corporate income tax payable	186,445	99,042
Value added tax and other taxes payable	191,514	1,150
Accrued expenses and other current liabilities	3,532,639	2,713,532

Total Current Liabilities	60,509,447	48,832,480

CAPITAL LEASE OBLIGATION, net of current maturities	3,560,776	4,127,354

DERIVATIVE LIABILITY	752	203

Total Liabilities	64,070,975	52,960,037

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value, 74,000,000 shares authorized, 17,068,334 and 15,421,008 shares issued and outstanding, respectively	17,068	15,421
Additional paid-in capital	29,902,944	29,733,619
Retained earnings	7,705,827	9,366,035
Accumulated other comprehensive income (loss):
Change in unrealized loss on marketable securities		(797)
Foreign currency translation gain	3,458,504	3,221,038

Total Stockholders' Equity	41,084,343	42,335,316

Total Liabilities and Stockholders' Equity	$105,155,318	$95,295,353

See accompanying notes to the consolidated financial statements.

 CHINA ARMCO METALS, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the three Months Ended March 31, 2012	For the three Months Ended March 31, 2011
	(Unaudited)	(Unaudited)

NET REVENUES	$49,284,191	$49,684,652

COST OF GOODS SOLD	47,824,094	46,515,883

GROSS PROFIT	1,460,097	3,168,769

OPERATING EXPENSES:
Selling expenses	130,523	271,524
Professional fees	16,712	128,165
General and administrative expenses	1,043,466	895,409
Operating cost of idle manufacturing facility	497,224	471,350

Total operating expenses	1,687,925	1,766,448

INCOME (LOSS) FROM OPERATIONS	(227,828)	1,402,321

OTHER (INCOME) EXPENSE:
Interest income	(1,052)	(4,334)
Interest expense	786,512	554,253
Foreign currency transaction (gain) loss - marketable securities	35,553	(183,866)
Impairment other than temporary - marketable securities	386,941	-
Change in fair value of derivative liability	549	(51,223)
Loan guarantee expense	16,667	89,666
Other (income) expense	119,807	256,492

Total other (income) expense	1,344,977	660,988

INCOME (LOSS) BEFORE INCOME TAXES	(1,572,805)	741,333

INCOME TAX PROVISION	87,403	175,163

NET INCOME (LOSS)	(1,660,208)	566,170

OTHER COMPREHENSIVE INCOME (LOSS):
Change in unrealized loss of marketable securities	797	(1,594,654)
Foreign currency translation gain	237,466	298,598

COMPREHENSIVE INCOME (LOSS)	$(1,421,945)	$(729,886)

NET (INCOME) LOSS PER COMMON SHARE - BASIC AND DILUTED:

Net income (loss) per common share - basic and diluted	$(0.10)	$0.04

Weighted Average Common Shares Outstanding - basic and diluted	16,668,006	15,320,498

 See accompanying notes to the consolidated financial statements.

CHINA ARMCO METALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Year Ended December 31, 2011 and for the Interim Period Ended March 31, 2012
(Unaudited)

	Common Stock, $0.001 Par Value				Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Change in Unrealized Loss on Marketable Securities	Foreign Currency Translation Gain	Total Stockholders' Equity

Balance, December 31, 2010	14,840,948	$14,841	$28,966,596	$12,711,039	$(506,278)	$1,643,567	$42,829,765

Loan guarantee services received and shares vested from common shares issued to Chaoyang Steel on June 11, 2010 for 5 year loan guarantee services expiring June 30, 2016	33,333	33	89,633				89,666

Issuance of common stock to an employee pursuant to 2009 Stock Incentive Plan for services valued at $3.38 per share granted on October 6, 2010	55,378	55	187,125				187,180

Issuance of common stock to HCI for public relation services for first quarter 2011	10,800	11	29,040				29,051

Issuance of common shares to an employee for future services	10,000	10	27,390				27,400

Issuance of common shares to an employee for future services		-	(27,400)				(27,400)

Amortization of deferred employee services			260,693				260,693

Loan guarantee services received and shares vested from common shares issued to Chaoyang Steel on June 11, 2010 for 5 year loan guarantee services expiring June 30, 2016	33,333	34	45,299				45,333

Issuance of common stock to HCI for public relation services for second quarter 2011	10,800	10	14,678				14,688

Loan guarantee services received and shares vested from common shares issued to Chaoyang Steel on June 11, 2010 for 5 year loan guarantee services expiring June 30, 2016	33,333	33	13,634				13,667

Issuance of common shares for conversion of accrued expenses-Director cash compensation	17,371	18	23,742				23,760

Issuance of common stock to HCI for public relation services for 3rd quarter 2011	10,800	10	4,418				4,428

Loan guarantee services received and shares vested from common shares issued to Chaoyang Steel on June 11, 2010 for 5 year loan guarantee services expiring June 30, 2016	33,333	34	9,366				9,400

Issuance of common stock to HCI for public relation services for 4th quarter 2011	7,200	7	2,146				2,153

Issuance of common stock to an employee pursuant to 2009 Stock Incentive Plan for services valued at $0.27 per share granted on December 15, 2011	264,379	265	71,119				71,384

Issuance of common stock to Directors for 2011 services	60,000	60	16,140				16,200

Comprehensive income (loss)
Net Loss				(3,345,004)			(3,345,004)
Change in unrealized loss on marketable securities					505,481		505,481
Foreign currency translation gain						1,577,471	1,577,471

Total comprehensive income (loss)							(1,262,052)

Appropriation to statutory reserves							-
Appropriation to employee welfare funds							-
Dividends paid							-
Dividends declared							-

Balance, December 31, 2011	15,421,008	15,421	29,733,619	9,366,035	(797)	3,221,038	42,335,316

Loan guarantee services received and shares vested from common shares issued to Chaoyang Steel on June 11, 2010 for 5 year loan guarantee services expiring June 30, 2016	33,333	33	16,634				16,667

Issuance of restricted stock to a Director pursuant to the 2009 Stock Incentive Plan for future services valued at $0.2851 per share granted on December 19, 2011	6,250	6	1,776				1,782

Issuance of restricted stock to a Director pursuant to the 2009 Stock Incentive Plan for future services valued at $0.2851 per share granted on December 19, 2011			(1,782)				(1,782)

Issuance of restricted stock to a Director pursuant to the 2009 Stock Incentive Plan for future services valued at $0.28 per share granted on December 20, 2011	50,000	50	13,950				14,000

Issuance of restricted stock to a Director pursuant to the 2009 Stock Incentive Plan for future services valued at $0.28 per share granted on December 20, 2011			(14,000)				(14,000)

Issuance of common stock to an employee pursuant to the 2009 Stock Incentive Plan for services valued at $0.57 per share granted on February 6, 2012	57,743	58	33,260				33,318

Issuance of restricted stock to CEO pursuant to an employment agreement for future services valued at $0.499 per share granted on February 8, 2012	1,500,000	1,500	747,000				748,500

Issuance of restricted stock to CEO pursuant to the 2009 Stock Incentive Plan for future services valued at $0.499 per share granted on February 8, 2012			(748,500)				(748,500)

Amortization of deferred employee services			120,987				120,987

Comprehensive income (loss)
Net Loss				(1,660,208)			(1,660,208)
Change in unrealized loss on marketable securities					797		797
Foreign currency translation gain						237,466	237,466

Total comprehensive income (loss)							(1,421,945)

Balance, March 31, 2012	17,068,334	$17,068	$29,902,944	$7,705,827	$-	$3,458,504	$41,084,343

See accompanying notes to the consolidated financial statements.

 CHINA ARMCO METALS, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three Months Ended March 31, 2012	For the three Months Ended March 31, 2011
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$(1,660,208)	$566,170
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation expense	704,941	640,225
Amortization expense	12,422	11,965
Change in fair value of derivative liability	549	(51,223)
(Gain) loss from foreign currency exchange rate change on marketable securities	35,553	(183,866)
Impairment other than temporary - marketable securities	386,941	-
Stock based compensation	155,382	185,110
Changes in operating assets and liabilities:
Bank acceptance notes receivable	(158,265)	-
Accounts receivable	(27,480,173)	(11,345,619)
Inventories	22,233,344	(8,481,017)
Advance on purchases	(3,138,063)	(746,901)
Prepayments and other current assets	362,154	(529,792)
Accounts payable	(15,217,453)	9,477,183
Customer deposits	(3,386,988)	1,979,848
Taxes payable	277,761	(272,380)
Accrued expenses and other current liabilities	820,715	(417,695)

NET CASH USED IN OPERATING ACTIVITIES	(26,051,388)	(9,167,992)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from release of pledged deposits	8,413,409	15,252,670
Payment made towards pledged deposits	(9,534,359)	(12,504,818)
Purchases of property and equipment	(1,297,120)	(366,554)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(2,418,070)	2,381,298

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	43,404,164	26,882,112
Repayment of loans payable	(16,372,992)	(23,375,825)
Banker's acceptance notes payable	1,899,185	6,097,468
Repayment of capital lease obligation	(528,916)	(215,933)
Advances from (repayment to) Chairman and CEO	19,016	(20,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	28,420,457	9,367,822

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(11,727)	(11,902)

NET CHANGE IN CASH	(60,728)	2,569,226

Cash at beginning of period	1,042,591	3,097,917

Cash at end of period	$981,863	$5,667,143

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$786,512	$554,253
Income tax paid	$-	$449,071

NON CASH FINANCING AND INVESTING ACTIVITIES:
Accrued compensation paid in common shares in lieu of cash	$15,591	$187,180

See accompanying notes to the consolidated financial statements.

China Armco Metals, Inc. and Subsidiaries
March 31, 2012 and 2011
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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation - Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2011 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2012.

Principles of Consolidation

The consolidated financial statements include all accounts of the entities as of March 31, 2012 and 2011 and for the interim period then ended as follows:

Entity	Jurisdiction or Place of Incorporation	Attributable Interest

Armco HK	Hong Kong SAR	100%

Henan Armco	PRC	100%

Renewable Metals	PRC	100%

Lianyungang Armco	PRC	100%

Armco Shanghai	PRC	100%

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

The Company’s significant estimates and assumptions include the fair value of financial instruments; allowance for doubtful accounts; normal production capacity, inventory valuation and obsolescence; the carrying value, recoverability and impairment, if any, of long-lived assets, including the values assigned to and the estimated useful lives of property, plant and equipment, and land use rights; interest rate; revenue recognized or recognizable, sales returns and allowances; valued added tax rate; expected term of share options and similar instruments, expected volatility of the entity’s shares and the method used to estimate it, expected annual rate of quarterly dividends, and risk free rate(s); income tax rate and related income tax provision; reporting currency, functional currency of the PRC subsidiaries and foreign currency exchange rate.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

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

The Company’s loans payable, banker’s acceptance notes payable, capital lease obligation, and long-term debt approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at March  31, 201 2and 2011.

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

Inventory Valuation

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

Normal Capacity and Period Costs of Underutilized or Idle Capacity of the Production Facilities

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

Inventory Obsolescence and Markdowns

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

Construction in progress represents direct costs of construction or the acquisition cost of long-lived assets. Under U.S. GAAP, all costs associated with construction of long-lived assets should be reflected as long-term as part of construction-in-progress. Capitalization of these costs ceases and the construction in progress is transferred to property, plant and equipment when substantially all of the activities necessary to prepare the long-lived assets for their intended use are completed. No depreciation is provided until the construction of the long-lived assets is complete and ready for their intended use.

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

The Company did not employ foreign currency forward contracts to convert unforeseeable foreign currency exchange rates to fixed foreign currency exchange rates for the interim period ended March 31, 2012 or 2011.

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

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

•
Expected term of share options and similar instruments: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding.  Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and employees’ expected exercise and post-vesting employment termination behavior into the fair value (or calculated value) of the instruments.  Pursuant to paragraph 718-50-S99-1, it may be appropriate to use the simplified method, if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

•
Expected volatility of the entity’s shares and the method used to estimate it.  Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility.  If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

•
Expected annual rate of quarterly dividends.  An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends.  The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

•
Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

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

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

•
Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments.  Pursuant to paragraph 718-50-S99-1, it may be appropriate to use the simplified method, if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

•
Expected volatility of the entity’s shares and the method used to estimate it.  Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility.  If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

•
Expected annual rate of quarterly dividends.  An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends.  The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

•
Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended March  31, 2012 or 2011.

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

	March 31, 2012	December 31, 2011	March 31, 2011	December 31,2010

Balance sheet	6.3185	6.3585	6.5601	6.6118

Statement of operations and comprehensive income (loss)	6.3089	6.4640	6.5804	6.7788

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

The following table shows the potentially outstanding dilutive common shares excluded from the diluted net income (loss) per common share calculation for the interim period ended March 31, 2012 and 2011 as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For the Interim Period Ended March 31, 2012	For the Interim Period Ended March 31, 2011

Warrants issued on August 1, 2008 in connection with the Company’s August 1, 2008 equity financing inclusive of non-derivative warrants to purchase 1,031,715 shares and derivative warrants to purchase 186,306 shares at $5.00 per share expiring five (5) years from date of issuance	1,218,021	1,218,021

Warrants issued on April 20, 2010 in connection with the Company’s April 20, 2010 equity financing inclusive of warrants to purchase 1,538,464 shares to the investors and warrants to purchase 76,923 shares to the placement agent at $7.50 per share expiring five (5) years from date of issuance	1,615,387	1,615,387

Sub-total - Warrants	2,833,408	2,833,408

Options issued on October 5, 2010 to an employee to purchase 40,000 common shares exercisable at $5.00 per share expiring five (5) years from the date of issuance	40,000	40,000

Sub-total - Options	40,000	40,000

Total potentially outstanding dilutive common shares	2,873,408	2,873,408

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

Other Recently Issued, but Not Yet Effective Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Note 3 – Pledged Deposits

Pledged deposits consist of amounts held in financial institutions for (i) outstanding letters of credit and (ii) open banker’s acceptance notes payable maturing between three (3) to nine (9) months from the date of issuance.  Pledged deposits at March 31, 2012 and December 31, 2011 consisted of the following:

	March 31, 2012	December 31, 2011

Armco HK

Letters of credit (i)	$1,392,673	$2,109,832

Sub-total – Armco HK	1,392,673	2,109,832

Renewable Metals

Bank acceptance notes payable (ii)	5,381,024	1,100,889

Letters of credit (iii)	1,424,389	3,774,475

Deposit for capital lease obligation (iv)	474,796	417,809

Sub-total – Renewable Metals	7,280,209	5,347,173

Henan Armco

Letters of credit (v)	845,291	900,665

Sub-total – Henan Armco	845,291	900,665

	$9,518,173	$8,357,670

(i)	$1,392,673 is to be released to the Company as part of the payment toward outstanding letters of credit when those letters of credit mature on May 20, 2012.

(ii)
$1,107, 858 is to be released to the Company when the related banker’s acceptance notes payable mature on May 25, 2012 and $4,273,166 is to be released to the Company when the related banker’s acceptance notes payable mature on September 28, 2012.

(iii)	$1,424,389 is to be released to the Company for payment toward fulfilled letters of credit when those letters of credit matured on June 23, 2012.

(iv)	$474,796 is to be released to the Company as part of the payment towards capital lease installment payment when the capital lease agreement mature on December 15, 2014.

(v)	$845,291 is to be released to the Company as part of the payment toward fulfilled letters of credit t when those letters of credit mature ranging from May 15, 2012 through June 10, 2012.

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

The Company has the right to name one member to Apollo Mineral’s board of directors for as long as it maintains at least a 12% stake in Apollo Minerals.  Apollo Minerals intends to use the cash infusion to advance its exploration activities, to carry out processing, option studies and to evaluate opportunities to access local infrastructure and other project opportunities.,

Apollo Minerals also issued to the Company, five (5) year options to purchase an additional 5 million shares of common stock at AUD0.25 (approximately $0.20) per share, half of which will vest on the first anniversary of the initial issuance with the balance vesting on the second anniversary of the initial issuance.  The options may only be exercised in order for the Company to maintain its 19.9% stake should Apollo Minerals issue additional common shares in the future.

The Company values marketable securities at the lower of its original cost, Private Place of Memorandum ("PPM") or market using Australia quoted market prices on Apollo Minerals stock, whichever is more reliably measurable.

At December 31, 2011, the estimated fair value of the investment in Apollo Minerals was approximately ($1.76) million less than its original costs inclusive of ($1.98) million in impairment and $0.22 million of foreign currency transaction gain based on the most recent PPM price of AUD0.055 per common share whereby Apollo Minerals sold 23,545,454 common shares for AUD1,295,000 on November 15, 2011.  Even though the Company intends to hold these shares the management of the Company concluded that the decline in the fair value was other than temporary and recorded the unrealized loss of marketable securities to (i) impairment – other than temporary of ($1.98) million in other income (loss) and (ii) foreign currency transaction gain in other income (loss) in the accompanying consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2011.

At March 31, 2012, the estimated fair value of the investment in Apollo Minerals was approximately ($2.18) million less than its original costs based on most recent PPM price of AUD0.04 per common share whereby Apollo Minerals sold 89,550,000 common shares for AUD3,600,000 on May 8, 2012.  Even though the Company intends to hold these shares the management of the Company concluded that the decline in the fair value was other than temporary and recorded the unrealized loss of marketable securities to (i) impairment – other than temporary of ($0.38) million in other income (loss) and (ii) foreign currency transaction gain in other income (loss) in the accompanying consolidated statements of operations and comprehensive income (loss) for the quarter ended March 31, 2012.

The table below provides a summary of the changes in the fair value of marketable securities, available for sale measured at fair value on a recurring basis using Level 1 of the fair value hierarchy to measure the fair value during the interim period ended March 31, 2012:

		Fair Value Measurement Using Level 1 Inputs
	Original cost	Impairment – Other Than Temporary	Accumulated Foreign Currency Transaction Gain (Loss)	Other Comp. Loss - Change in Unrealized Loss		Fair Value

Balance, December 31, 2010	$3,396,658	$-	$-		$(506,278)	$2,890,380

Purchases, issuances and settlements

Total gains or losses (realized/unrealized) included in:

Net Loss: Impairment – other than temporary		(1,980,000)				(1,980,000)

Net Loss: Gain (loss) on foreign currency rate change			220,881			220,881

Other comprehensive income (loss): Changes in unrealized loss			-		505,481	505,481

Balance, December 31, 2011	3,396,658	(1,980,000)	220,881		(797)	1,636,742

Purchases, issuances and settlements

Total gains or losses (realized/unrealized) included in:

Net Loss: Impairment – other than temporary		(386,941)				(386,941)

Net Loss: Gain (loss) on foreign currency rate change			(35,553)		-	(35,553)

Other comprehensive income (loss): Changes in unrealized loss			-		797	797

Balance, March 31, 2012	$3,396,658	$(2,366,941)	$185,328	$	(-)	$1,215,045

Note 5 – Accounts Receivable

Accounts receivable at March 31, 201 2 and December 31, 2011 consisted of the following:

	March 31, 2012		December 31, 2011

Accounts receivable	$28,243,055	*	$758,500

Allowance for doubtful accounts	(-)		(-)

	$28,243,055		$758,500

* The Company collected $18,281,872 on May 11, 2012, expects to collect $8,851,687 from a letter of credit on May 30, 2012 and the remaining balance of the accounts receivable of $1,109,496 is within the normal credit terms granted to the customers and expected to be collected when due.

Note 6 – Inventories

Inventories at March 31, 2012 and December 31, 2011 consisted of the following:

	March 31, 2012		December 31, 2011

Raw materials – scrap metal	$3,775,204	*	$10,031,185

Finished goods – processed scrap metal	6,433,438	*	3,833,910

Purchased merchandise for resale	1,005,912		19,479,451

	$11,214,554		$33,344,547

* Renewable Metals raw materials and finished goods are collateralized for loans from the Bank of Communications Limited Lianyungang Branch. Raw materials consisted of scrap metals to be processed and finished goods were comprised of all of the processed scrap metal at Renewable Metals.  Due to the short duration time for the processing of its scrap metal, there was no material work-in-process inventory at March 31, 2012 or December 31, 2011.

Slow-Moving or Obsolescence Markdowns

The Company recorded no inventory obsolescence adjustments for the interim period ended March 31, 2012 or 2011.

Lower of Cost or Market Adjustments

There was no lower of cost or market adjustments for the interim period ended March 31, 2012 or 2011.

Note 7 – Property, Plant and Equipment

Property, plant and equipment, stated at cost, less accumulated depreciation at March 31, 2012 and December 31, 2011 consisted of the following:

	Estimated Useful Life (Years)	March 31, 2012	December 31, 2011

Buildings and leasehold improvements (i)	20	$24,074,609	$23,923,160

Construction in progress		4,551,612	3,251,525

Machinery and equipment	7	13,634,010	13,536,934

Vehicles	5	1,211,312	1,203,692

Office equipment	5-8	253,075	250,126

		43,724,618	42,165,437

Less accumulated depreciation (ii)		(4,240,863)	(3,514,893)

		$39,483,755	$38,650,544

(i)           Capitalized Interest

The Company did not capitalize any of interest to fixed assets for the interim period ended March 31, 2012 or 2011.

(ii)           Depreciation and Amortization Expense

Depreciation and amortization expense for the interim period ended March 31, 2012 and 2011 was $704,941 and $640,225, respectively.

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

Land use rights, stated at cost, less accumulated amortization at March 31, 2012 and December 31, 2011, consisted of the following:

	March 31, 2012	December 31, 2011

Renewable Metals

Land use right	$2,446,831	$2,431,438

Accumulated amortization	(223,222)	(209,474)

	2,223,609	2,221,964

Lianyungang Armco

Land use right	4,016,787	3,991,518

Accumulated amortization	(-)	(-)

	4,016,787	3,991,518-

Total

Land use right	6,463,618	6,422,956

Accumulated amortization	(223,222)	(209,474)

	$6,240,396	$6,213,482

(i)           Amortization Expense

Amortization expense for the interim period ended March 31, 2012and 2011 was $12,422 and $11,965, respectively.

(ii)           Collateralization of Land Use Rights

Both Renewable Metals and Lianyungang Armco’s land use rights representing all of the Company’s land use rights are collateralized for loans from the Bank of China Lianyungang Branch.

Note 9 – Loans Payable

Loans payable at March 31, 2012 and December 31, 2011 consisted of the following:

	March 31, 2012	December 31, 2011

Armco HK

Loan payable to DBS, collateralized by certain of the Company’s inventory, guaranteed by the Company’s Chairman and Chief Executive Officer, with interest at 3.3% , per annum, payable monthly, with principal due and repaid in full on April 22, 2012.	512,846	-

Loan payable to RZB Austria Finance (Hong Kong) Limited, collateralized by certain of the Company’s inventory, guaranteed by the Company’s Chairman and Chief Executive Officer, with interest at the bank’s cost of funds plus 200 basis points per annum, with principal and interest due and repaid in full on January 12, 2012.	-	325,196

Loan payable to ING Bank, Hong Kong Branch, in the form of letters of credits, secured by (i) pledged deposits equal to 5% of the letters of credits, (ii) guarantee from China Armco Metals, Inc., (iii) guarantee by the Company’s Chairman and Chief Executive Officer, and (iv) assignment of specific receivables, with interest at the bank’s cost of funds plus 250 basis points, per annum, payable monthly with principal of $17,916,234 due and repaid on May 14, 2012 and $8,674,654 due May 30, 2012.	26,590,888	-

Loan payable to ING Bank, Hong Kong Branch, in the form of letters of credits, secured by (i) pledged deposits equal to 5% of the letters of credits, (ii) guarantee from China Armco Metals, Inc., (iii) guarantee by the Company’s Chairman and Chief Executive Officer, and (iv) assignment of specific receivables, with interest at the bank’s cost of funds plus 250 basis points (3.63%) per annum, payable monthly with principal due December 7, 2011 and repaid in full on January 9, 2012.	-	702,250

Sub-total - Armco HK	27,103,734	1,027,446

Renewable Metals

Loan payable to Bank of Communications, Lianyungang Branch, under trade credit facilities, collateralized by Renewable Metals inventories and guaranteed by the Company’s Chairman and Chief Executive Officer, with interest at 120% of the bank’s benchmark rate, per annum (average 7.194%), payable monthly, with principal due from May 25, 2012 through August 21, 2012	3,165,308	5,504,443

Loan payable to Bank of China, Lianyungang Branch, under trade credit facilities, guaranteed by the Company’s Chairman and Chief Executive Officer, with interest at 7.216%, per annum, payable monthly, with principal due on March 27, 2013.	3,165,308	-

Sub-total – Renewable Metals	6,330,616	5,504,443

Henan Armco

Loan payable to Guangdong Development Bank Zhengzhou Branch, collateralized by certain of Henan’s inventory, with interest at 6.5%, per annum, payable monthly, with principal due May 21, 2012	344,704	180,009

Sub-total – Henan Armco	344,704	180,009

	$33,779,054	$6,711,898

Note 10 – Banker’s Acceptance Notes Payable and Letters of Credit

Banker’s acceptance notes payable at March 31, 2012 and December 31, 2011, consisted of the following:

	March 31, 2012	December 31, 2011

Renewable Metals

Banker’s acceptance notes payable maturing May 25, 2012	$10,128,986	$1,100,889

Letters of credit maturing and repaid in full on March 21, 2012	-	7,077,141

	$10,128,986	$8,178,029

Note 11 – Related Party Transactions

Advances from Stockholder

From time to time, the Chairman, CEO and significant stockholder of the Company advance funds to the Company for working capital purpose.  Those advances are unsecured, non-interest bearing and due on demand.

Advances from stockholder at March 31, 2012 and December 31,  2011 consisted of the following:

	March 31, 2012	December 31, 2011

Advances from chairman, chief executive officer and stockholder	$626,032	$607,009

	$626,032	$607,009

Operating Lease from Chairman, CEO and Stockholder

On January 1, 2006, Henan entered into a non-cancellable operating lease for its 176.37 square meter commercial office space in the City of Zhengzhou, Henan Province, PRC from the Chairman, Chief Executive Officer and significant stockholder of the Company for RMB10,000 per month, which expired on December 31, 2008 and has been extended through December 31, 2012.  Total lease payments for the interim periods ended March 31, 2012 and 2011 amounted to RMB30,000 (equivalent to $4,755 and $4,559).  Future minimum lease payments required under the non-cancelable operating lease are RMB90, 000 per year (equivalent to $14,244) for the remainder of 2012.

Note 12 – Capital Lease Obligation

Capital lease obligation at March 31, 201 2 and December 31, 2011 consisted of the following:

	March 31, 2012	December 31, 2011

Renewable Metals

(i) Capital lease obligation to a financing company for a term of three (3) years, collateralized by certain of Renewable Metals machinery and equipment, with interest at 11.8% per annum, with principal and interest due and payable in monthly installments of RMB497, 897 on the 23rd of each month.	$1,425,007	$1,604,437

Less current maturities	(819,628)	(789,733)

Capital lease obligation, net of current maturities	605,379	814,704

(ii) Capital lease obligation to a financing company for a term of three (3) years, collateralized by certain of Renewable Metals machinery and equipment, with interest at 11% per annum, with principal and interest due and payable in quarterly installments of RMB2,969,054 on the 15th of each quarter.	4,408,633	4,718,094

Less current maturities	(1,453,236)	(1,405,444)

Capital lease obligation, net of current maturities	2,955,397	3,312,650

Total capital lease obligation	5,833,640	6,322,531

Less current maturities	(2,272,864)	(2,195,177)

TOTAL CAPITAL LEASE OBLIGATION, net of current maturities	$3,560,776	$4,127,354

The future minimum payments under this capital lease obligation at March 31, 2012 were as follows:

Year ending December 31:

2012	$2,122,801

2013	2,751,166

2014	1,879,594

Total capital lease obligation payments	6,753,561

Less amounts representing interest	(919,921)

Present value of total future capital lease obligation payments	$5,833,640

Note 13 – Long-Term Debt

Long-term debt at March 31, 2012 and December 31, 2011 consisted of the following:

	March 31, 2012	December 31, 2011

Renewable Metals

Long-term debt due to Bank of China, Lianyungang Branch, collateralized by all of Renewable Metals’s building and land use rights, with interest at 5.40% per annum payable monthly, with the remaining principal of RMB25,000,000 due August 25, 2012.	$3,956,635	$3,931,745

Less current maturities	(3,956,635)	(3,931,745)

LONG-TERM DEBT, net of current maturities	$-	$-

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

The Company estimated the fair value of 2008 warrants on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected life (year)	5.00

Expected volatility	89.00%

Risk-free interest rate	3.23%

Expected annual rate of quarterly dividends	0.00%

Expected volatility is based on historical volatility of the Company’s common stock. The Company currently has no reason to believe future volatility over the expected life of these warrants is likely to differ materially from its historical volatility.  The risk-free interest rate is based on a yield curve of U.S. treasury interest rates on the date of grant based on the expected term of the warrant.  Expected annual rate of quarterly dividends is based on the Company’s dividend history and anticipated dividend policy.

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

•	The Holder would exercise the warrant at maturity if the stock price was above the exercise price;

•	Reset events projected to occur are based on no future projected capital needs;

•	The Holder would exercise the warrant as they become exercisable at target prices of $7.50 for the 2008 Offering, and lowering such target as the warrants approached maturity;

•	The probability weighted cash flows are discounted using the risk free interest rates.

•	The risk-free interest rate is based on a yield curve of U.S treasury interest rates on the date of valuation based on the contractual life of the warrants

•	Expected annual rate of quarterly dividends is based on the Company’s dividend history and anticipated dividend policy.

(c)	Fair Value of Derivative Warrants

The fair value of the 2008 derivative warrants were computed using the lattice model with the following assumptions at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011

Expected life (year)	1.25	1.50

Expected volatility	70.00%	69.00%

Risk-free interest rate	0.33%	0.25%

Expected annual rate of quarterly dividends	0.00%	0.00%

The fair value of the embedded derivative warrants is marked-to-market at each balance sheet date and the change in the fair value of the embedded derivative warrants is recorded in the consolidated statements of operations and comprehensive income (loss) as other income or expense.

The table below provides a summary of the fair value of the remaining derivative warrant liability and the changes in the fair value of the remaining derivative warrants to purchase 186,306 shares of the Company’s common stock, including net transfers in and/or out, of derivative warrants measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at March 31, 2012 and for the interim period then ended:

	Fair Value Measurement Using Level 3 Inputs
	Derivative warrants Assets (Liability)	Total

Balance, December 31, 2011	$(203)	$(203)

Total gains or losses (realized/unrealized) included in:

Net income (loss)	(549)	(549)

Other comprehensive income (loss)	-	-

Purchases, issuances and settlements	-	-

Transfers in and/or out of Level 3	-	-

Balance, March 31, 2012	$(752)	$(752)

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

Warrants Outstanding

As of March 31, 2012 warrants to purchase 1,218,021 shares of Company common stock remain outstanding.

The table below summarizes the Company’s derivative warrant activity through March 31, 2012:

	2008 Warrant Activities				APIC	(Gain) Loss
	Derivative Shares	Non-derivative Shares	Total Warrant Shares	Fair Value of Derivative Warrants	Reclassification of Derivative Liability	Change in Fair Value of Derivative Liability

Derivative warrant at December 31, 2010	186,306	1,031,715	1,218,021	(138,143)	-	(91,269)

Mark to market	-	-		51,223	-	(51,223)

Derivative warrant at March 31, 2011	186,306	1,031,715	1,218,021	(86,920)	-	(51,223)

Mark to market				76,897		(76,897)

Derivative warrant at June 30, 2011	186,306	1,031,715	1,218,021	(10,023)		(128,120)

Mark to market				8,688		(8,688)

Derivative warrant at September 30, 2011	186,306	1,031,715	1,218,021	(1,335)		(136,808)

Mark to market				1,132		(1,132)

Derivative warrant at December 31, 2011	186,306	1,031,715	1,218,021	(203)		(137,940)

Mark to market				(549)		549

Derivative warrant at March 31, 2012	186,306	1,031,715	1,218,021	(752)		549

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

•	The Holder would exercise the warrant at maturity if the stock price was above the exercise price;

•	Reset events projected to occur are based on no future projected capital needs;

•	The Holder would exercise the warrants as they become exercisable at target prices of $11.25 for the 2010 Offering, and lowering such target as the warrants approaches maturity;

•	The probability weighted cash flows are discounted using the risk free interest rates.

•	The risk-free interest rate is based on a yield curve of U.S treasury interest rates on the date of valuation based on the expected term of the warrants

•	Expected annual rate of quarterly dividends is based on the Company’s dividend history and anticipated dividend policy.

The Company estimated the fair value of 2010 warrants on the date of grant using the lattice model with the Black-Scholes option-pricing model with the following weighted-average assumptions:

April 20, 2010

Expected life (year)	5.00

Expected volatility	182.00%

Risk-free interest rate	2.56%

Expected annual rate of quarterly dividends	0.00%

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

Warrants Outstanding

As of March 31, 2012 warrants to purchase 1,615,387 shares of its common stock remain outstanding.

(iii) Warrant Activities

The table below summarizes the Company’s non-derivative warrant activities through March 31, 2012:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, December 31, 2010	2,833,408	$5.00 - 7.50	$6.43	$-	$-

Granted	-	-	-	-	-
Canceled for cashless exercise	(-)	-	-	-	-

Exercised (Cashless)	(-)	-	-	-	-
Exercised	(-)	-	-	-	-
Expired	-	-	-	-	-
Balance, December 31, 2011	2,833,408	$5.00 - 7.50	$6.43	$-	$-

Granted	-	-	-	-	-
Canceled for cashless exercise	(-)	-	-	-	-

Exercised (Cashless)	(-)	-	-	-	-
Exercised	(-)	-	-	-	-
Expired	-	-	-	-	-
Balance, March 31, 2012	2,833,408	$5.00 - 7.50	$6.43	$-	$-

Earned and exercisable, March 31, 2012	2,833,408	$5.00 - 7.50	$6.43	$-	$-

Unvested, December 31, 2011	-	$-	$-	$-	$-

The following table summarizes information concerning outstanding and exercisable warrants as of March 31, 2012:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$5.00	1,218,021	1.33	$5.00	1,218,021	1.33	$5.00

$7.50	1,615,387	3.05	$7.50	1,615,387	3.05	$7.50

$5.00 - $7.50	2,833,408	2.31	$6.43	2,833,408	2.31	$6.43

Note 15 – Commitments and Contingencies

Uncommitted Trade Credit Facilities

The Company entered into uncommitted trade credit facilities with certain financial institutions.  Substantially all of the uncommitted trade credit facilities were guaranteed by Mr. Yao, the Company’s chairman, Chief Executive Officer and principal stockholder.

The uncommitted trade credit facilities at March 31, 2012 were as follows:

	Date of Expiration	Total Facilities	Facilities Used	Facilities Available

Armco HK

DBS (Hong Kong) Limited (i)	December 20, 2012	$20,000,000	$1,501,800	$18,498,200

ING Bank, N.V. Hong Kong Branch (ii)	July 28, 2012	30,000,000	30,000,000	-

RZB (Beijing) Branch (iii)	February 28, 2013	15,000,000	-	15,000,000

Sub-total - Armco HK		65,000,000	31,501,800	33,498,200

Henan Armco

China Minsheng Bank Zhengzhou Branch (iv)	November 26, 2012	3,165,308	1,294,141	1,871,167

Guangdong Development Bank Zhengzhou Branch (v)	June 17, 2012	11,078,579	1,728,000	9,350,579

Sub-total – Henan Armco		14,243,887	3,022,141	11,241,746

Renewable Metals

Bank of China Lianyungang Branch (vi)	January 29, 2013	11,869,906	3,165,308	8,704,598

Bank of Communications Lianyungang Branch (vii)	June 30, 2013	11,395,110	6,488,882	2,373,981

Sub-total – Renewable Metals		23,265,016	9,654,190	11,078,579

		$102,508,903	$44,178,131	$58,330,772

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

(ii) On July 29, 2011, Armco HK obtained a $30,000,000 line of credit from ING Bank Hong Kong Branch for issuance of letters of credit to finance the purchase of metal ore along with a sub-limit facility for freight advance of $3,000,000.  The letters of credit require the Company to pledge cash equal to 5% of the letter of credit, subject to increase by the lender in the event of price fluctuations and market demand while the letter of credit remains open.  The Company pays interest at the lender’s cost of funds plus 250 basis points per annum on issued letters of credit in addition to an export bill collection commission equal to 1/4% of the first $50,000 and 1/16% of the balance for each issuance.  Amounts advanced under this line of credit are repaid from the proceeds of the sale of metal ore.  The lender may terminate the facility at any time at its sole discretion. The facility is secured by the Company’s restricted cash deposit in the minimum amount of 5% of the letter of credit amount, the Company’s guarantee, the guarantee of Mr. Kexuan Yao and a security interest in the contract for the purchase of the ore for which the letter of credit has been issued and the contract for the sale of the ore.

 (iii) On September 30, 2011, Armco HK entered into Amendment No. 2 to the March 25, 2009 uncommitted Trade Finance Facility with RZB Austria Finance (Hong Kong) Limited.  The amendment provides for the issuance of $15,000,000 of commercial letters of credit in connection with the purchase of metal ore, an increase of $5,000,000 over the amounts provided for in the March 25, 2010 facility.  The Company pays interest at 200 basis points per annum plus the lender’s cost of funds per annum on issued letters of credit in addition to fees upon issuance of the letter of credit of 1/16% for issuance commissions, negotiation commissions, commission-in-lieu and collection commissions.  Amounts advanced under this facility are repaid from the proceeds of the sale of metal ore.  The lender may, however, terminate the facility at any time or at its sole discretion upon the occurrence of any event which causes a material market disruption in respect of unusual movement in the level of funding costs to the lender or the unusual loss of liquidity in the funding market. The lender has the sole discretion to decide whether or not such event has occurred.  The facility is secured by restricted cash deposits held by the lender, the personal guarantee of Mr. Kexuan Yao, the Company’s guarantee, and a security interest in the contract for the purchase of the ore for which the letter of credit has been issued and the contract for the sale of the ore.

(iv) On November 26, 2011, Henan Armco obtained a RMB 20,000,000 (approximately $3,1 million) line of credit from China Minsheng Bank, Zhengzhou Branch, for issuance of letters of credit to finance the purchase of metal ore and scrap metal expiring one (1) year from the date of issuance. The facility is guaranteed by Renewable Metals and Mr. Kexuan Yao, the Company’s Chairman and Chief Executive Officer.

(v) On June 18, 2011, Henan Armco obtained a RMB 70,000,000 (approximately $11.0 million) line of credit from Guangdong Development Bank Zhengzhou Branch for issuance of letters of credit to finance the purchase of metal ore.  The Company pays interest at 120% of the applicable base rate for lending published by the People’s Bank of China (“PBC”) at the time the loan is made on issued letters of credit.  The facility is secured by the guarantee provided by Mr. Kexuan Yao and Renewable Metals jointly and the pledge of movable assets provided by the borrower. Amounts advanced under this line of credit are repaid from the proceeds of the sale of metal ore. The term of the facility is one year.

(vi) On January 30, 2012, Renewable Metals entered into a line of credit facility in the amount of RMB75, 000,000 (approximately $11.8 million) from Bank of China, Lianyungang Branch for the purchase of raw materials. The term of the facility is 12 months with interest at 120% of the applicable base rate for lending published by the People’s Bank of China (“PBOC”) at the time the loan is drawn down per annum. The facility is secured by the guarantees provided by Mr. Kexuan Yao, Mr. Yi Chu, Henan Armco and Henan Chaoyang, respectively.

(vii) On July 1, 2011, Renewable Metals obtained a RMB 72,000,000 (approximately $11.3 million) line of credit from Bank of Communications, Lianyungang Branch expiring two (2) years from the date of issuance, for issuance of letters of credit in connection with the purchase of scrap metal. The letters of credit require Renewable Metals to pledge cash deposit equal to 20% of the letter of credit for letters of credit at sight, or 30% for other domestic letters of credit and for extended domestic letters of credit, the collateral of inventory equal to 166% of the letter of credit. The facility is secured by Renewable Metals inventories and guarantee provided by Mr. Kexuan Yao, the Company’s Chairman and Chief Executive Officer.

Employment with the Chairman and CEO

On February 8, 2012, the Company and the CEO, Mr. Yao, entered into an Employment Agreement (the “Employment Agreement”), to employ Mr. Yao as the Company’s Chairman of the Board of Directors, President, and Chief Executive Officer. The initial term of employment under the agreement is from January 1, 2012 (the “Effective Date”) until December 31, 2014, unless sooner terminated in accordance with the terms of the Employment Agreement. Pursuant to the Employment Agreement, Mr. Yao is entitled to, among others, the following compensation and benefits:

a.
Base Salary.  The Company shall pay the Executive a salary at a minimum rate of (i) $250,000 per annum for the period beginning on the Effective Date through December 31, 2012; (ii) $275,000 per annum for the period beginning on January 1, 2013 through December 31, 2013; and (iii) $300,000 per annum for the period beginning on January 1, 2014 through December 31, 2014 (the “Base Salary”).  Base Salary shall be payable in accordance with the customary payroll practices of the Company applicable to senior executives.

b.
Bonus.  Each year during the Term, in addition to Base Salary, the Executive shall be entitled to an annual cash bonus in an amount equal to 50% of the Executive’s Base Salary for such year. Any such bonus shall be payable no later 2 ½ months following the year with respect to which the Base Salary is payable.

c.
Restricted Shares.  On the Effective Date, Executive shall receive 1,500,000 shares of the Company’s common stock (“Restricted Shares”) subject to the terms and conditions of the Amended and Restated China Armco Metals, Inc. 2009 Stock Incentive Plan (the "Incentive Plan"). The Restricted Shares shall vest according to Vesting Schedule  attached the Employment Agreement as Exhibit A; provided, however, if the Executive is terminated pursuant to Section 5 of this Agreement, the Executive shall forfeit all the unvested Restricted Shares as of such termination.

d.
Equity Incentive Compensation.  The Executive shall be entitled to participate in any equity compensation plan of the Company in which he is eligible to participate, and may, without limitation, be granted in accordance with any such plan options to purchase shares of Company’s common stock, shares of restricted stock and other equity awards in the discretion of the Board or the Committee. Any equity incentive compensation shall be payable no later than 2 ½ months of the following tax year in which such compensation is granted

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

Year ending December 31:

2012 (remainder of the year)	33,687

2013	46,104

$79,791

(ii) Operating Lease - Armco Shanghai Office

On July 16, 2010, Armco Shanghai entered into a non-cancelable operating lease for office space that will expire on July 15, 2012.  Future minimum payments required under this non-cancelable operating lease were as follows:

Year ending December 31:

2012 (remainder of the year)	27,439

$27,439

(iii) Operating Lease of Property, Plant and Equipment and Facilities

Initial Lease signed on June 24, 2010

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

First Renewal on April 13, 2012

On April 13, 2012, Renewable Metals renewed the aforementioned non-cancelable operating lease agreement for property, plant, equipment and facilities for another two-year term commencing on June 25, 2012, in consideration for the issuance of one million shares of the Company’s common stock and the payment of RMB1,000,000 (approximately $159,000) in cash. Pursuant to the lease agreement, the Company issued one million shares to the third party on April 13, 2012.  The cash amount is to be paid during the second year of the lease term.

For the interim period ended March 31, 2012, 3,498 tons of scrap metal had been processed at this facility and RMB104,940 (equivalent to $16,608 using U.S. Dollar to RMB exchange rate of $1=RMB6.3185 at March 31, 2012) were accrued and included in the inventory of finished goods – processed scrap metal which will be transferred to cost of goods sold upon shipment of processed scrap metal.

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

Sale of Equity Unit Inclusive of Common Stock and Warrants

July and August 2008 Issuances

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

April 2010 Issuance

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

Issuance of Common Stock to Parties Other Than Employees for Acquiring Goods or Services

Loan Guarantee - Henan Chaoyang Steel Co., Ltd.

On June 11, 2010 the Company entered into a Guaranty Cooperation Agreement with Henan Chaoyang Steel Co., Ltd. (“Henan Chaoyang”) to provide additional liquidity to meet anticipated working capital requirements of Renewable Metals’ scrap metal recycling facility.  Under the terms of the guaranty, Henan Chaoyang agreed to provide loan guarantees to Renewable Metals’ existing and pending bank lines of credit of up to 300 million RMB in the aggregate (approximately $45,400,000) for five (5) years expiring June 30, 2015.  As consideration for the guaranty, the Company issued a designee of Henan Chaoyang 500,000 shares of its common stock. The shares are earned ratably over the term of the agreement and the unearned shares are forfeitable in the event of nonperformance by the guarantor.

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

33,333 shares each earned for the quarters ended September 30, 2010 and December 31, 2010 were valued at $3.47 and $3.88 per share, or $115,666 and $129,332, which was recorded as loan guarantee expense and included in the consolidated statements of operations and comprehensive income (loss) for the relevant periods. In aggregate, $244,998 was recorded as loan guarantee expense for the year ended December 31, 2010.

33,333 common shares each earned for the quarters ended March 31, 2011, June 30, 2011, September 30, 2011 and December 31, 2011 were valued at $2.61, $1.36, $0.41 and $0.282 per share, or $86,996, $45,333, $13,667 and $9,400, which was recorded as loan guarantee expense and included in the consolidated statements of operations and comprehensive income (loss) for the relevant periods.

33,333 common shares earned for the quarter ended March 31, 2012 were valued at $0.50 per share, or $16,667, which was recorded as loan guarantee expense and included in the consolidated statements of operations and comprehensive income (loss) for the relevant periods.

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

October 5, 2010

Expected life (year)	5.00

Expected volatility	187.00%

Risk-free interest rate	1.21%

Expected annual rate of quarterly dividends	0.00%

Expected volatility is based on historical volatility for the Company’s common stock. The Company currently has no reason to believe future volatility over the expected life of the option is likely to differ materially from its historical volatility.  The risk-free interest rate is based on a yield curve of U.S treasury interest rates on the date of valuation based on the expected term of the share options or equity instruments.  Expected dividend yield is based on our dividend history and anticipated dividend policy.

The fair value of share options or equity instruments granted, estimated on the date of grant, using the Black-Scholes option-pricing model, was $138,000.  The Company recorded the entire amount as stock based compensation expense on the date of grant.

Shares Awarded during 2011

On January 25, 2011, the Company issued 55,378 shares of its common stock to certain of its employees for their 2010 services of approximately $187,180 in lieu of cash, which was recorded as compensation expenses in 2010 and credited the same to the accrued expenses at December 31, 2010.

On March 29, 2011, the Company awarded 10,000 shares of the Company’s common stock to an employee for his 2011 employment service vesting on July 1, 2011. These shares were valued at $2.74 per share or $27,400 on the date of grant and are being amortized over the service period of one year in 2011.

On December 15, 2011, the Company issued 60,000 shares of its common stock to its directors for their 2011 services. These shares were valued at $0.27 per share, or $16,200 on the date of grant, which was recorded as stock based compensation.

On December 15, 2011, the Company issued 264,379 shares of its common stock to certain of its employees for their 2011 services of approximately $71,383, in lieu of cash, which was recorded as compensation expense in 2011.

Shares Awarded during 2012

On February 6, 2012, the Company issued 57,743 shares of its common stock to certain of its employees for their 2011 services of approximately $33,318, in lieu of cash, which was recorded as compensation expense in 2012

On February 8, 2012, the Company awarded 1,500,000 shares of its restricted common stock, par value $.001 per share, pursuant to the Amended and Restated 2009 Stock Incentive Plan, to Mr. Kexuan Yao, the Company’s Chief Executive Officer.  Mr. Yao is to receive 1,500,000 shares of the Company’s common stock (the “Restricted Shares”), subject to the terms and conditions of the Amended and Restated China Armco Metals, Inc. 2009 Stock Incentive Plan.  The Restricted Shares will vest according to the following schedule:  125,000 shares of Restricted Shares to vest on the first day of each quarter over a three (3) year period commencing on April 1, 2012 and terminating on December 31, 2014. These shares were valued at $0.499 per share or $748,500 on the date of grant and are amortized over the vesting period, or $62,375 per quarter

Summary of the Company’s Amended and Restated 2009 Stock Incentive Plan Activities

The table below summarizes the Company’s Amended and Restated 2009 Stock Incentive Plan activities as of March 31, 2012:

	Number of Shares or Options	Fair Value at Date of Grant

Balance, December 31, 2009	206,250	$676,500

Granted – shares	6,250	19,500

Canceled – shares	-	-

Granted – options	40,000	138,000

Canceled – options	-	-

Balance, December 31, 2010	252,500	834,000

Granted – shares	389,757	302,163

Canceled – shares	-	-

Granted – options	-	-

Canceled – options	-	-

Balance, December 31, 2011	642,257	1,136,163

Granted – shares	1,557,743	781,818

Canceled – shares	-	-

Granted – options	-	-

Canceled – options	-	-

Balance, March 31, 2012	22,000,000	$1,917,981

Vested, March 31, 2012	650,000	1,005,481

Unvested, March 31, 2012	1,550,000	$912,500

As of March 31, 2012, there were no shares of common stock remaining available for issuance under the Amended and Restated 2009 Stock Incentive Plan.

Note 17 – Concentrations and Credit Risk

Customers and Credit Concentrations

Customer concentrations for the interim period ended March 31, 2012 and 2011 and credit concentrations at March 31, 2012 and 2011 are as follows:

	Net Sales for the Interim Period Ended		Accounts Receivable at
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011

Customer #1122028 QingDao Baosong Resources	18.0%	-%	31.3%	-%

Customer #1122031 Shandong Huaxin Industry Co	16.3%	-%	-%	-%

Customer #1122024 Derby Materials	-%	45.1%	-%	73.5%

Customer #302023 Shangdong Yongjia	-%	22.0%	-%	-%

Customer #101009 NingBo HanGang	-%	8.6%	-%	-%

Customer # 1122002 ZhongJi NingBo	37.1%	13.5%	64.7%	22.0%

	71.4%	89.2%	96.0%	95.5%

A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition.

Vendor Concentrations

Vendor purchase concentrations for the interim period ended March 31, 2012and 2011 and accounts payable concentration at March 31, 2012 and 2011 are as follows:

	Net Purchases for the Interim Period Ended		Accounts Payable at
	March 31, 2012	March 31 , 2011	March 31 , 2012	March 31, 2011

Vendor #2202-024 Mineracao	80.3%	36.5%	50.5%	7.6%

Vendor #301009 XinJiang BaGang	-%	19.8%	-%	-%

Vendor #1123-990006 LianYunGang DiShang	-%	-%	12.5%	-%

Vendor #2202019 Smart Trading LLP	-%	12.1%	-%	50.7%

Vendor #399081 Lian, XiaoLei	-%	10.6%	-%	%

Vendor #2010001 Xie Hong Jian	-%	9.5%	-%	8.8%

	80.3%	88.5%	63%	67.1%

Credit Risk Arising from Financial Instruments

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents.

As of March 31, 2012, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, none of which are insured.  However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

Foreign Currency Risk

The Company is exposed to fluctuations in foreign currencies for transactions denominated in currencies other than RMB, the functional currency due to the fact the majority of the Company’s purchasing activities are transacted in foreign currencies.

The Company had no foreign currency hedges in place for the interim period ended March 31, 2012 or 2011 to reduce such exposure.

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

As of March 31, 2012, the Company had no Statutory Surplus Reserve and the Statutory Common Welfare Fund established and segregated in retained earnings.

Note 19 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued.  The Management of the Company determined that there were no reportable subsequent events to be disclosed.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

              The following discussion should be read in conjunction with the information contained in our unaudited consolidated financial statements and the notes thereto appearing elsewhere herein and in conjunction with the Management’s Discussion and Analysis set forth in our Annual Report on Form 10-K for the year ended December 31, 2011 (the "Form 10-K").

              We are on a calendar year; as such the three month period ended March 31, is referred to as our “first quarter”. The past year ended December 31, 2011 is referred to as “2011”, the current year ending December 31, 2012 is referred to as “2012”, and the coming year ended December 31, 2013 is referred to as “2013”.

               The unaudited interim consolidated financial statements furnished in this report reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2011and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2012.

OVERVIEW OF OUR PERFORMANCE AND OPERATIONS

Our Business and Recent Developments

            We import, sell and distribute to the metal refinery industry in the People’s Republic of China a variety of metal ore, including iron, chrome, nickel, copper and manganese ore as well as non-ferrous metals and coal.  We obtain these raw materials from global suppliers in Brazil, India, South America, Oman, Turkey, Nigeria, Indonesia, and the Philippines and distribute them in the PRC.  We also recycle scrap metal to steel mills for their use in the production of recycled steel.

              Chinese steel industry slowed down and suffered quarterly losses first time in ten years during the first quarter of 2012.  The domestic steel production continued to increase while the steel consumption in the PRC saw the first time decline for the past three years in the first quarter of 2012 compared to the same period of last year. The main reasons of the fall in the domestic demand of steel were the adverse impact on steel consumption by restrictions on the real estate industry implemented by the PRC government, the first drop in spending on infrastructure constructions in recent years, and also the slowdown of steel consumption from other big steel consumers, including the automotive, ship and equipment manufacturing industries. The increased production and declined demand exacerbated the oversupply and inventory backlog which depressed steel and metal ore prices in the first quarter of 2012. Moreover, starting on February 1, 2012, the government increased the resources tax imposed on iron ore mines by approximately $0.5 per metric ton and further increased the industry’s costs. As a consequent, both our metal ore trading and recycling businesses in the first quarter of 2012 have been adversely affected by the factors described above.

            We continue to refine our business model in response to fluctuations in market prices.  We seek to secure longer term supply contracts in response to known opportunities rather than sell goods purchased in the spot market.  Where possible, we structure transaction-specific terms with our customers in order to better manage risk and ensure an acceptable profit margin.  While this process can limit certain trading opportunities, we believe that it will enhance our competitive position as the market for ore prices recover.  We are also evaluating other methods to manage market risks in the future, such as hedging.

             We formally commenced the operation of our scrap metal recycling facility in the Banqiao Industrial Zone of Lianyungang Economic Development Zone in the Jiangsu province of the PRC (the “Facility”) in the third late quarter of 2010.   This facility recycles automobiles, machinery, building materials, dismantled ships and various other scrap metals.  We sell and distribute the recycled scrap metal to the metal refinery industry in the PRC utilizing our existing network of metal ore customers. During the first quarter of 2012, the scrap metals recycled at our recycling facility increased by 103% to 25,071 MT compared to 12,373 MT in the same period of last year. Despite of the increase in output of recycled scrap metals, production of our recycling facility still operated significantly below capacity due to seasonal factors and to certain other factors described below. Traditionally the first quarter of each year sees the lowest production for Chinese scrap metal recyclers due to the Chinese New Year holiday, which can last for as long as three or four weeks, when facilities are shut down and stricter restrictions are enforced on the transportation of scrap metals materials. In addition, due to the market downturn, our recycling business customers and other steel mills had sluggish sales and excess inventory with tight cash position, which resulted in lower demand and purchases in the first quarter of 2012.  Consequently, for the first quarter of 2012, our scrap metal business sold approximately 16,753 MT of scrap metals, generating approximately $8.7 million of revenue and $0.14 million of gross profit. By comparison, for the first quarter of 2011, our scrap metal business sold approximately 14,435 MT of scrap metals, generating approximately $6.3 million of revenue and $0.4 million of gross profit.

            We continue to believe that our recycling business will become a strong growth driver for our Company as natural resources continue to be depleted and larger amounts of unprocessed scrap metal become available as a result of increases in consumer demand for products made from steel that eventually are recycled.  We also believe the profit margin of our recycling business will gradually stabilize and could further increase as we gain more experience in operating our Facility, marketing our products and establishing our reputation and presence in the recycled scrap metal industry. We have conducted a series of cost testing and variance analysis to improve our cost control and implement precise management in our recycling operations. We also developed a strategy to expand our sources of raw material and to establish a supply chain network locally to increase and stabilize the availability of raw materials near and for our recycling operation. We expect to continue to expend our overseas supply channels and recent development included negotiations on business cooperation with U.S. and Japan suppliers.

            We invested a total of approximately $50.2 million in the aggregate to acquire land use rights and to construct and purchase equipment for the Facility.  These capital expenditures were funded from a portion of the net proceeds we received from sales of securities and debt and vendor financing.  In 2012, we continued to secure financing for our business.  We maintain seven bank facilities, which provide for the issuance of commercial lines of credit for letters of credit in the aggregate amount of $102 million with approximately $ 58 million available to us at March 31, 2012.  These bank facilities improve our ability to finance our continued business expansion and help us develop our brand in the industries we operate in.

 Our Performance

            During the first quarter of 2012, our net revenues remained at $49 million compared to the same period in 2011.  Due to the deteriorating of the market situation, our gross profit margin decreased drastically during the current period to 3%, compared to 6% during the same period in 2011. Our trading business and recycling business gross profit margins were 3% and 2%, respectively. Our trading business has historically experienced fluctuations in gross profit as a result of fluctuations in the market prices of ore and metals that we sell. In this regard, gross profit margins ranged from 6 % for the first quarter of 2011, to 4 % for the second quarter of 2011, to 2% for the third quarter of 2011, and to -23% for the fourth quarter of 2011.

             As noted above, our recycling business generated a gross profit margin of 2% for the first quarter of 2012, which represents a sharp decrease from the 6% gross profit margin in this business for same period in 2011. We believe this decrease in gross profit margin for the first quarter of 2012 is primarily due to the deteriorated market condition in the period, which was the most difficult quarter for the industry in the PRC for recent years and was the first time in 10 years Chinese steel industry suffered quarterly losses. .

            We had a net loss of $1.66 million during the first quarter of 2012 due to significant decreases in gross margins on both our trading business and recycling business, compared to same period in 2011.  Our total assets at March 31, 2012 increased $10 million, or 10%, compared to December 31, 2011, which was mainly due to an $27.5 million increase in accounts receivable resulting from the sale of 230,000 MT iron ore against L/C (generating an accounts receivable of $26.85 million) , an $3.2 million increase in advance on purchases for our recycling production, and a $1.2  million increase in pledged deposits, offset by a $22.1 million decrease in  inventories due to the sales of iron ore. We expect to collect the payments for the sales of iron ore within the second quarter of 2012.

            We have a capital lease obligation of $3.56 million (net of current maturities) with current maturities of such capital lease of $2.3 million for our recycling operation, and a current maturities of long-term debt of 3.96 million related to our investment in the Facility.  Loans payable increased $27 million, Banker’s acceptance notes payable increased by $1.95 million, accounts payable decreased by $15 million, and customers deposits decreased $3.3 million, while inventories decreased $22 million, accounts receivable increased $27 million, advances on purchases increased $3.2 million and pledged deposits increased $1.2 million at March 31, 2012 from December 31, 2011.

Our Outlook

           Although the industry experienced difficult time during the first quarter of 2012, we believe the low-income housing construction, on-going urbanization and increasing domestic consumption in the PRC will continue to support the growth of the steel industry, evidencing a higher demand for our products with an associated revenue growth. We also expect our recycling business to benefit substantially from the measures and policies to be implemented gradually by the Chinese government according to its 12th Five Year Plan (2011-2015).  Under this plan, China intends to restructure its iron and steel industry to be more energy efficient and have increased environmental protection by adopting and developing the most advanced technology in the world.

Metal Ore Trading. The metal ore prices decreased overall in the first quarter of 2012 compared same period of 2011.  The price decreases were due to a sluggish steel market, as the steel sector posted widespread losses in the first quarter. We believe steel companies are likely to further tighten purchases of raw materials and the price of imported iron ore is likely to trend downward in the short-term. We expect the price of iron ore may stabilize at its current level in a longer term which is supported by the growth of demand in the PRC.  Our trading business remained at approximately $40 million in net revenues during the first quarter of 2012 compared to the same period in 2011. In the first quarter of 2012, we completed large order sales of iron ores quickly and lowered our inventory level substantially to control market risks.  We continued to firm our business relationship with large suppliers and stabilize our supply capacity .We believe our effort to build our supply capacity will benefit us in the long term and strengthen our market position in the industry in the PRC.

Scrap Metal Recycling. The gross profit margin for our recycling business decreased significantly to 2% for the first quarter in 2012 compared to 6 % for same period of 2011 due to the factors described above, although the net revenue generating in first quarter  increased approximately 30%  compared to first quarter of 2011. We believe that our recycling operations will generate greater revenue growth in the remaining quarters of 2012 as we gain more operational experience and create efficiencies at the Facility. Moreover, with the increase in our sales force, we have commenced a concerted effort to increase our brand name in the market, establishing our reputation on the recycling business. We believe that we will benefit from the PRC governmental mandates to increase the use of scrap metal steel as it encourages the use of scrap as opposed to the use of iron ore to satisfy the demand for steel products per China’s Five Year Plan and related national policies. We have concentrated our efforts on streamlining our production and operations by developing standardized production processes, improving cost controls with greater precision and efficiencies. With the expected improvement of our supply chain management, we anticipate that our recycling operation will be the largest drive of revenues for the foreseeable future.  We intend to devote a significant amount of our resources towards the improvement of our operations and if appropriate, its expansion. At the same time, we will continue to pursue our strategy to create a local network of raw material suppliers for our Facility and expand our oversea supply channels.

             While we believe our business is well positioned to grow in the coming years, we will need to continue our efforts to provide capital liquidity to support that growth, although we can offer no assurances that we can acquire such capital on terms acceptable to us.

RESULTS OF OPERATIONS

              The table below summarizes the consolidated operating results for the three months ended March 31, 2012 and 2011.  The percentages represent each line item as an approximate percentage of net revenues unless otherwise noted.

	For the Three Months Ended March 31,
	2012		2011		$ Change	% Change
Net revenues	$49,284,191	100.0%	$49,684,652	100.0%	$(400,461)	-0.8%
Cost of goods sold	47,824,094	97.0%	46,515,883	93.6%	1,308,211	2.8%
Gross profit	1,460,097	3.0%	3,168,769	6.4%	(1,708,672)	-53.9%

Total operating expenses	1,687,925	3.4%	1,766,448	3.6%	(78,523)	-4.4%
Operating income (loss)	(227,828)	-0.5%	1,402,321	2.8%	(1,529,151)	-109.0%

Net Revenues

              Net revenues of $49.3 million in the first quarter of 2012 slightly decreased $0.4 million compared to the same period in 2011, primarily due to  a decrease of $11 million in the sales of pellets, partially offset by an increase of $5.5 million in the sales of iron ore, an increase of $3.0 million in sales of chrome ore, and an increase of $1.7 million in the sales of scrap metals.

Cost of Goods Sold

             Cost of goods sold includes the cost of the products we purchase from our vendors and shipping and handling costs on shipments from such vendors. Cost of goods sold in the first quarter of 2012 was $47.8 million, representing a gross profit margin of 3%, compared to a gross profit margin of 6% in the same period in 2011. The gross profit margin of 3% in the first quarter of 2012 represents a compound margin for our trading and recycling businesses, which generated gross profit margins of 3% and 2% for the period, respectively. Our trading business and recycling business each generated a gross profit margin of 6% for the same period of 2011.

Total Operating Expenses

              Operating expenses of $1.69 million in the first quarter of 2012 decreased by $78,000, or 4% compared to the same period in 2011, resulted from a decrease of $141,000 in selling expenses and a decrease of $111,000 in professional fees.  Such decrease was partially offset by an increase of $148,000 in general and administrative expenses and an increase of $26,000 in operating cost of idle manufacturing facility.

             General and administrative expenses include salaries and office expenses. Our general and administrative costs increased by $148,000, or 17%, in the first quarter of 2012 as compared to the same period in 2011 primarily due to an increase of $73,000 in stock based compensation to our Chairman and CEO as well as other employees and Written off uncollectible prepayments of $72,000 .

             Professional fees include legal, accounting, SEC filing consultant, investor relation and public relation consultant fees. Our professional fees decreased by $111,000, or 87% in the first quarter compared to same period of 2011as we used less expensive but cost-effective services and also took some outsourced job in-house to save cost.

            Operating costs of idle facility remained approximately $0.5 million of costs that were mainly depreciation expenses of idle manufacturing facilities due to under utilization of the production facility in the first quarter of 2012 compared to same period of 2011..

            Selling expenses include commissions, salaries, and travel for our sales agents.  Selling expenses as a percentage of net revenues were 0.26% in the first quarter of 2012 as compared to 1% in the first quarter of 2011.  Selling expenses decreased by $141,000 mainly due to decreases in port charges and lower warehousing expenses as a result of faster sales of inventory in the first quarter of 2012 as compared to the same period of 2011.

Total Other (Income) Expense

             Total other expense of $1.3 million in the first quarter of 2012 increased $0.7 million from the comparable period in 2011, during which we had total other expense of $0.7million.  The increase in total other expense was primarily due to an increase of $386,000 in impairment other than temporary-marketable securities from our investment in Apollo minerals, an increase of $232,000 in interest expense, an increase of $ 219,000 in foreign currency transaction (gain) loss – marketable securities , and an increase of $52,000 in change in fair value of derivative liability.  These increases were partially offset by a decrease of $137,000  in other expense and a decrease of $73,000 in loan guarantee expense.    Interest expense increased $232,000 as a result of increased short term borrowings of $29 million incurred inour business operation.

Income Tax Expense

            Income tax expense of $87,000 in the first quarter of 2012 were decreased by $88,000, compared to the same period in 2011, primarily due to a decrease in net income tax accrual for income taxes on the operations of our Hong Kong subsidiary during 2012 (using an effective tax rate of 16.5%).

Net Income (Loss)

             Net income (loss) of ($1.66 million) in the first quarter of 2012 decreased $2.2 million compared to the same period in 2011, primarily due to a significantly decreased gross margin (reflecting a decrease of $1.7 million in gross profit) and the increase of $0.7million in total other expense.

LIQUIDITY AND CAPITAL RESOURCES

              Liquidity is the ability of a company to generate adequate amounts of cash to meet its cash needs.

             At March 31, 2012 and December 31, 2011, we had cash and cash equivalents of approximately $ 1 million.  At March 31, 2012, our working capital was ($1million) as compared to $1.6 million at December 31, 2011.

             As of March 31, 2012, we had invested a total of approximately $50.2 million for the acquisition of land use rights, construction and equipment purchases for the facilities we operate. We expect to expand the production capacity at the facilities in the future and to build or acquire additional facilities in the future, depending on market conditions.  We have not set a timeframe for this expansion.

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

              We believe we can get sufficient working capital for our operations for at least the next 12 months.  We have bank facilities which provide for cash borrowings or the issuance of commercial letters of credit that we require in our metal ore trading business in the aggregate amount of $102 million.  Approximately $58 million was available under these facilities at March 31, 2012.

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

               On December 20, 2011, Armco HK entered into a Banking Facilities Agreement with DBS Bank (Hong Kong) Limited of $20,000,000 for issuance of commercial letters of credit in connection with the Company’s purchase of metal ore.  The Company pays interest at LIBOR or DBS Bank’s cost of funds plus 2.50% per annum on issued letters of credit in addition to an export bill collection commission equal to 1/8% of the first $50,000 and 1/16% of the balance and an opening commission of 1/4% on the first $50,000 and 1/16% of the balance for each issuance.  Amounts advanced under this facility are repaid from the proceeds of the sale of metal ore.  The lender may terminate the facility at anytime at its sole discretion. The facility is secured by the charge on cash deposit of the borrower, the borrower’s restricted pledged deposit in the minimum amount of 3% of the letter of credit amount, the Company’s letter of comfort and the guarantee of Mr. Kexuan Yao.   At March 31, 2012, the balance outstanding under this facility was $1,501,800.

              On July 29, 2011, Armco HK obtained a $30,000,000 line of credit from ING Bank Hong Kong Branch for issuance of letters of credit to finance the purchase of metal ore along with a sub-limit facility for freight advance of $3,000,000.  The letters of credit require the Company to pledge cash equal to 5% of the letter of credit, subject to increase by the lender in the event of price fluctuations and market demand while the letter of credit remains open.  The Company pays interest at the lender’s cost of funds plus 250 basis points per annum on issued letters of credit in addition to an export bill collection commission equal to 1/4% of the first $50,000 and 1/16% of the balance for each issuance.  Amounts advanced under this line of credit are repaid from the proceeds of the sale of metal ore.  The lender may terminate the facility at anytime at its sole discretion. The facility is secured by the Company’s restricted cash deposit in the minimum amount of 5% of the letter of credit amount, the Company’s guarantee, the guarantee of Mr. Kexuan Yao and a security interest in the contract for the purchase of the ore for which the letter of credit has been issued and the contract for the sale of the ore.  At March 31, 2012, the balance outstanding under this facility was $33 million.

               On September 30, 2011, Armco HK, entered into Amendment No. 2 to the March 25, 2009 uncommitted Trade Finance Facility with RZB Austria Finance (Hong Kong) Limited.  The amendment provides for the issuance of $15,000,000 of commercial letters of credit in connection with the purchase of metal ore, an increase of $5,000,000 over the amounts provided for in the March 25, 2010 facility.  The Company pays interest at 200 basis points per annum plus the lender’s cost of funds per annum on issued letters of credit in addition to fees upon issuance of the letter of credit of 1/16% for issuance commissions, negotiation commissions, commission-in-lieu and collection commissions.  Amounts advanced under this facility are repaid from the proceeds of the sale of metal ore.  The lender may, however, terminate the facility at anytime or at its sole discretion upon the occurrence of any event which causes a material market disruption in respect of unusual movement in the level of funding costs to the lender or the unusual loss of liquidity in the funding market. The lender has the sole discretion to decide whether or not such event has occurred.  The facility is secured by restricted cash deposits held by the lender, the personal guarantee of Mr. Kexuan Yao, the Company’s guarantee and a security interest in the contract for the purchase of the ore for which the letter of credit has been issued and the contract for the sale of the ore.  At March 31, 2012, no balance was outstanding under this facility.

                On June 18, 2011, Henan Armco obtained a RMB 70,000,000 (approximately $11 million) line of credit from Guangdong Development Bank Zhengzhou Branch for issuance of letters of credit to finance the purchase of metal ore.  The term of this facility is one year.  The Company pays interest at 120% of the applicable base rate for lending published by the People’s Bank of China (“PBC”) at the time the loan is made on issued letters of credit.  The credit facility is secured by the guarantee provided by Mr. Kexuan Yao and Renewable Metals jointly and the pledge of moveable assets provided by the borrower.  Amounts advanced under this line of credit are repaid from the proceeds of the sale of metal ore.  At March 31, 2012, the balance outstanding under this facility was $1,728,000.

                 On November 26, 2011, Henan Armco obtained a RMB 20,000,000 (approximately U.S. $3.2 million) line of credit from China Minsheng Bank, Zhengzhou Branch, for issuance of letters of credit to finance the purchase of metal ore and scrap metal expiring one year from the date of issuance. The facility is guaranteed by Renewable Metals and Mr. Kexuan Yao, the Company’s Chairman and Chief Executive Officer.  At March 31, 2012, the outstanding under this facility was $1,294,141.

 On January 30, 2012, Renewable Metals entered into a line of credit facility in the amount of RMB75, 000,000 (approximately $11.8 million) from Bank of China, Lianyungang Branch for the purchase of raw materials. The term of the facility is 12 months with interest at 120% of the applicable base rate for lending published by the People’s Bank of China (“PBOC”) at the time the loan is drawn down per annum. The facility is secured by the guarantees provided by Mr. Kexuan Yao, Mr. Yi Chu, Henan Armco and Henan Chaoyang, respectively. At March 31, 2012, the balance outstanding under this facility was $3,165,308.

                 On July 1, 2011, Renewable Metals obtained a RMB 72,000,000 (approximately $11.4 million) line of credit from Bank of Communications, Lianyungang Branch expiring two (2) years from the date of issuance, for issuance of letters of credit in connection with the purchase of scrap metal. The letters of credit require Renewable Metals to pledge cash deposit equal to 20% of the letter of credit for letters of credit at sight, or 30% for other domestic letters of credit and for extended domestic letters of credit, the collateral of inventory equal to 166% of the letter of credit. The facility is secured by Renewable Metals inventories and the guarantee provided by Mr. Kexuan Yao, the Company’s Chairman and Chief Executive Officer.  At March 31, 2012, $6,488,882 was outstanding under this facility.

                 Our current assets at March 31, 2012 were $59.4 million, an increase of 18% from December 31, 2011.  This overall increase reflects increases primarily in accounts receivable of $27.4 million, advance on purchases of $3.2 million, and pledged deposits of $1.2 million. These increases were partially offset by decreases of $22 million in inventories.

                 Pledged deposits at March 31, 2012 of $9.5 million represent deposits with financial institutions as collateral to letters of credit and bank acceptable notes payable we provide to suppliers for the purchase of inventories.  The amounts will be released to pay vendors upon acceptance of goods.

                Marketable securities at March 31, 2012 of $1.2 million represent the estimated value of our investment in Appollo Mineral calculated based on most recent private placement price of AUD0.04 per common share whereby Apollo Minerals sold 89,550,000  for AUD3,600,000 on May 8, 2012.

                Our accounts receivable increased $27.5  million at March 31, 2012 from December 31, 2011 mainly due to the timing difference between the sales and collections of sales for a $230,000 MT iron ore transaction that generated an account receivable of $26.5 million. We expect to collect full payment of this account receivable within second quarter of 2012.

                 Inventories decreased $22 million at March 31, 2012 from December 31, 2011, primarily due to our completion of sales of iron ores of approximately 300,000 MT during the first quarter 2012, some of which were inventories at year end 2011.

                Advances on purchases increased $3.2 million at March 31, 2012 from December 31, 2011, and consisted of prepayments to vendors for merchandise and deposits on pending purchases.  These advances on purchases are customary in our business and help us secure inventory below prevailing market prices, thereby providing us with a better opportunity to increase our gross profit margins.

              Our prepayments and other current assets decreased $0.35 million at March 31, 2012 compared to December 31, 2011, primarily due to the decreases in prepayments and deposits for our metal ore trading business and deposits related to our scrap metal recycling operations.

              Our current liabilities increased $11.7 million at March 31, 2012 from December 31, 2011, which is mainly attributable to an increase in loans payable of $27.1 million, an increase in banker's acceptance notes payable of $2.0 million and accrued expenses and other current liabilities of $0.8 million.  These increases were partially offset by decreases in accounts payable of $15.2 million and customer deposits of $3.3 million.

               Loans payable increased $27 million at March 31, 2012, compared to December 31, 2011, primarily due to a short-term borrowing under our letter of credit facilities in the first quarter of 2012 used to finance the payment of iron ore purchases. The short-term borrowing will be paid when we collected the payment from our customer within the second quarter of 2012. We used collections of accounts receivable to repay these short-term borrowings.

               Accounts payable decreased $15.2 million at March 31, 2012 compared to December 31, 2011 mainly due to our repayment paid in the first quarter of 2012 to accounts payable for iron ore purchases made in 2011.

                Banker's acceptance notes payable increased $1.9 million at March 31, 2012 compared to December 31, 2011 primarily due to short-term borrowings used to purchase of scrap metals raw materials for our recycling production in the first quarter, and reflects the increase in our inventory in the current quarter.

               At March 31, 2012, we owed our Chairman and CEO, Mr. Kexuan Yao, $0.62 million for funds he advanced to us for working capital purposes, a net increase of $20,000 from December 31, 2011.

              Customer deposits decreased $3.3 million at March 31, 2012, compared to December 31, 2011.  This decrease is due to timing of customer orders and amounts that we require for deposits and the orders we delivered against the customer deposits.  We recognize customer deposits as revenue when the goods have been delivered and the risk of loss has transferred to the customer either at the port of origin or port of destination based on the shipping terms we agree to with our customer.

             Accrued expenses and other current liabilities increased $0. 8 million at March 31, 2012 from December 31, 2011.  Accrued expenses consist of accrued expenses and other payables related to shipping fees.  These expenses are due to timing differences of shipments and payments of our payables as compared to 2011.

             We do not have any commitments for capital expenditures at March 31, 2012.

Statements of Cash Flows

             Our cash decreased $61,000 during the first quarter of 2012 as compared to an increase of $2.6 million during the comparable period in 2011. During the current quarter we were provided $28.4 million of cash from financing activities, and we used cash of $26.1 million in operating activities and $2.4 million of cash in investing activities. In comparable period in 2011 we were provided $9.4 million of cash from financing activities and $2.4 million of cash in investing activities, and we used cash of $9.2 million in operating activities.

Net Cash Provided by (Used in) Operating Activities

             In the first quarter of 2012, net cash used in operating activities of $26 million was mainly comprised outflows related to an increase in accounts receivable of $27.5 million, a decrease in accounts payable of $15.2 million and a decreases in customer deposits of $3.3 million.  These outflows were partially offset by cash provided by a decrease in inventory of $22.2 million, an increase in advance on purchases of $3.1 million and an increase in accrued expenses and other current liabilities of $0.8 million.

               In the comparable quarter of 2011, net cash used in operating activities of $9.2 million was mainly comprised outflows related to an increase in accounts receivable of $11.3 million, an increase in inventory of $8.5 million, an increase in advance of purchases of $0.75 million and increases in prepayments and other current assets of $0.53 million.  These outflows were partially offset by cash provided by an increase in accounts payable of $9.5 million and an increase in customer deposits of $2.0 million.

Cash Used in Investing Activities

               In the first quarter of 2012 cash used in investing activities of $2.4 million was due to payment made towards pledged deposits of $9.5 million and purchase of property and equipment of $1.3 million, offset by proceeds from release of pledged deposits of $8.4 million.

              In the first quarter of 2011 cash provided by investing activities of $2.4 million was due to proceeds from release of pledged deposits of $15.3 million, offset by proceeds made towards pledged deposits of $12.5 million and purchase of property and equipment of $0.37 million associated with the Facility.

Cash Provided by Financing Activities

               In the first quarter of 2012 cash provided by financing activities of $28.4 million consisted of proceeds from loans payable of $43.4 million and Banker's acceptance notes payable of $1.9 million, which was partially offset by repayment of loans payable of $16.4 million and repayment of capital lease obligation of $0.53 million.

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

Contractual Obligations and Commitments.

At March 31, 2012, our long-term debt and financial obligations and commitments by due dates were as follows:

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Banker's acceptance notes payable and letters of credit (1)	10,128,986	10,128,986
Current portion of Long-Term Debt Obligations(2)	3,956,635	3,956,635			-
Short-Term Loans Payable (3)	33,779,054	33,779,054
Capital Lease Obligations (4)	5,833,640	2,272,864	3,560,776	-	-
Operating Lease Obligations (5)	282,838	77,734	205,104	-	-
Purchase Obligations	-
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP	-	-	-	-	-
Total	53,981,153	50,215,273	3,765,880		-

(1)	See Note 10 – Banker's acceptance notes payable and letters of credit in our audited consolidated financial statements included in this Report.
(2)	See Note 13 – Long-Term Debt in our audited consolidated financial statements included in this report.
(3)	See Note 9 – Loans Payable in our audited consolidated financial statements included in this Report.
(4)	See Note 12 – Capital lease obligation in our audited consolidated financial statements included in this Report.
(5)	See Note 15 – Operating lease in our audited consolidated financial statements included in this Report.

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

 Use of Estimates and Assumptions

Our Company’s significant estimates and assumptions include the fair value of financial instruments; allowance for doubtful accounts; normal production capacity, inventory valuation and obsolescence; the carrying value, recoverability and impairment, if any, of long-lived assets, including the values assigned to and the estimated useful lives of property, plant and equipment, and land use rights; interest rate; revenue recognized or recognizable, sales returns and allowances; valued added tax rate; expected term of share options and similar instruments, expected volatility of the entity’s shares and the method used to estimate it, expected annual rate of quarterly dividends, and risk free rate(s); income tax rate and related income tax provision; reporting currency, functional currency of the PRC subsidiaries and foreign currency exchange rate.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

We bases our estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Our management team regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

Fair Value of Financial Instruments

We follow applicable accounting guidance for disclosures about fair value of its financial instruments. The U.S.GAAP establishes a framework for measuring fair value, and requires disclosures about fair value measurements.  To provide consistency and comparability in fair value measurements and related disclosures, U.S. GAAP establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three levels of fair value hierarchy are described below:

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

The carrying amounts of our company’s financial assets and liabilities, such as cash, pledged deposits, accounts receivable, advance on purchases, prepayments and other current assets, accounts payable, customer deposits, corporate income tax payable, accrued expenses and other current liabilities approximate their fair values because of the short maturity of these instruments.

Our company’s loans payable, banker’s acceptance notes payable, capital lease obligation, and long-term debt approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to our company for similar financial arrangements at March  31, 2012 and 2011.

Our company’s Level 3 financial liabilities consist of the derivative warrant issued in July 2008 for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation.  We valued the automatic conditional conversion, re-pricing/down-round, change of control; default and follow-on offering provisions using a lattice model, with the assistance of a valuation specialist, for which management understands the methodologies.  These models incorporate transaction details such as Company stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of the date of issuance and each balance sheet date.

Marketable Debt and Equity Securities, Available for Sale

We account for marketable debt and equity securities, available for sale, in accordance with sub-topic 320-10 of the FASB Accounting Standards Codification (“Sub-topic 320-10”).

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

Revenue Recognition

We apply paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  We recognize revenue when it is realized or realizable and earned.  We consider revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

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

Stock-Based Compensation for Obtaining Employee Services

We account for our stock based compensation in which we obtain employee services in share-based payment transactions according to the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

●	Expected term of share options and similar instruments: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding.

●
Expected volatility of the entity’s shares and the method used to estimate it.  Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index.  We use the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as our expected volatility.

●	Expected annual rate of quarterly dividends. We have not declared any dividends since inception.

●
Risk-free rate(s). The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

Our policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

We account for equity instruments issued to parties other than employees for acquiring goods or services under applicable accounting guidance. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur. The fair value of option or warrant award is estimated on the date of grant using a Black-Scholes option-pricing valuation model.

We may grant fully vested, non-forfeitable equity instruments that are exercisable by the grantee only after a specified period of time if the terms of the agreement provide for earlier exercisability if the grantee achieves specified performance conditions. Any measured cost of the transaction is recognized in the same period(s) and in the same manner as if the entity had paid cash for the goods or services or used cash rebates as a sales discount instead of paying with, or using, the equity instruments. A recognized asset, expense, or sales discount is not to be reversed if a stock option that the counterparty has the right to exercise expires unexercised.

 If we receives a right to receive future services in exchange for unvested, forfeitable equity instruments, those equity instruments are treated as unissued for accounting purposes until the future services are received (that is, the instruments are not considered issued until they vest). Consequently, in such cases, there is no recognition at the measurement date and no entry is to be recorded

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, to allow timely decisions regarding required disclosure.  Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2012.  Based on that evaluation, we have identified material weaknesses in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)).  These weaknesses include a lack of sufficiently qualified accounting and other finance personnel with appropriate U.S. GAAP knowledge and experience. Solely as a result of these material weaknesses, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of March 31, 2012. The general experience of our accounting and finance personnel and the qualifications of our audit committee financial expert are described in more detail below.

General Experience of Company Accounting and Finance Personnel

The people who are primarily responsible for preparing and supervising the preparation of the Company’s financial statements and evaluating the effectiveness of internal controls, all of whom are our employees, have responsibilities and qualifications as set forth below:

●
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

●
 The Chief Accountant, who has served in this role since 2009, and obtained a bachelors degree in accounting from Henan Institute of Finance in 2005.  The Chief Accountant supervises the accounting, financial reporting and internal control functions.  Prior to joining our Company, the Chief Accountant spent eleven years as the financial manager of another PRC industrial company.

●
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

●
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

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

AS A COMPANY ACTIVE IN THE U.S. SECURITIES MARKET AND WITH OPERATIONS BASED IN CHINA, WE MAY BE SUBJECT TO HEIGHTENED SCRUITINY BY THE U.S. SECURITIES AND EXCHANGE COMMISSION RELATING TO OUR SECURITIES LAW COMPLIANCE, OUR FINANCIAL REPORTING AND/OR OUR COMPLIANCE WITH THE FCPA.

In the past year, the Securities and Exchange Commission has investigated several Chinese companies that have entered the U.S. securities market through reverse mergers into publicly traded U.S. companies for, among other things, accounting irregularities in financial reporting and compliance with the FCPA.  Given this heightened scrutiny of Chinese companies with a presence in the U.S. securities market that the Securities and Exchange Commission appears to have implemented, we may also be subject to such heightened scrutiny, including formal investigation by the U.S. Securities and Exchange Commission or other regulatory authority.  While we have not received any notice that we are under investigation for our U.S. securities law compliance, financial reporting or FCPA compliance, there can be no assurance that we will not be under such investigation in the future.  Any such investigation could divert substantial time and focus of our management team from operating our business, which could materially adversely affect our business, financial condition and results of operations.  If any investigation results were to result in a finding that we are not in compliance with the U.S. securities laws or the FCPA, or that our financial reporting lacks sufficient internal controls, our business, financial condition and results of operations would likely be materially adversely affected, and we may also be subject to significant penalties, which could include the delisting of our common stock from the NYSE Amex Stock Exchange.

Additional risk factors describing the major risks to our business can be found under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011.  Other than the risk factor included above, there has been no material change in our risk factors from those previously discussed in the Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

            None.

Item 3. Defaults Upon Senior Securities.

              None.

Item 4. Mine Safety Disclosures.

              The Company is not required to provide disclosures required by this Item.

Item 5. Other Information.

               None.

Item 6. Exhibits
 No.                                Description

31.1*	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer

32.1+	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101**
Financial statements from the quarterly report on Form 10-Q of China Armco, Inc. for the quarter ended March 31, 2012, formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements tagged as blocks of text.

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

China Armco Metals, Inc.

Date: May 15, 2012	By:	/s/ Kexuan Yao
Kexuan Yao
Chief Executive Officer
(Duly authorized officer and principal executive officer)

Date: May 15, 2012	By:	/s/ Fengtao Wen
Fengtao Wen
Chief Financial Officer
(Duly authorized officer and principal financial and accounting officer)