Form 10-Q
period 2012-06-30
China Armco Metals, Inc.
filed 2012-08-14
CIK 1410711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

As of August 13, 2012, 18,223,727 shares of common stock, par value $0.001, are issued and outstanding.

TABLE OF CONTENTS

Page No.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.	F-1

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	5

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	16

Item 4.	Controls and Procedures.	17

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.	18

Item 1A.	Risk Factors.	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	19

Item 3.	Defaults Upon Senior Securities.	19

Item 4.	Mine Safety Disclosures.	19

Item 5.	Other Information.	19

Item 6.	Exhibits.	19

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

–	“SEC” refers to the United States Securities and Exchange Commission;

 CHINA ARMCO METALS, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$879,174	$1,042,591
Pledged deposits	9,903,019	8,357,670
Marketable securities	1,188,603	1,636,742
Accounts receivable	792,629	758,500
Inventories	13,644,232	33,344,547
Advance on purchases	3,915,252	3,079,684
Prepaid corp income taxes - Renewable Metals	470,818	467,546
Prepayments and other current assets	1,174,876	1,744,047

Total Current Assets	31,968,603	50,431,327

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	43,798,927	42,165,437
Accumulated depreciation	(4,955,899)	(3,514,893)

PROPERTY, PLANT AND EQUIPMENT, net	38,843,028	38,650,544

LAND USE RIGHT
Land use right	6,467,918	6,422,956
Accumulated amortization	(235,801)	(209,474)

LAND USE RIGHT, net	6,232,117	6,213,482

Total Assets	$77,043,748	$95,295,353

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Loans payable	$12,669,654	$6,711,898
Banker's acceptance notes payable and letters of credit	11,402,689	8,178,029
Current maturities of capital lease obligation	2,350,734	2,195,177
Current maturities of long-term debt	3,959,267	3,931,745
Accounts payable	982,070	18,543,129
Advances received from Chairman and CEO	300,255	607,009
Customer deposits	740,157	5,851,769
Corporate income tax payable	362,825	99,042
Value added tax and other taxes payable	34,515	1,150
Accrued expenses and other current liabilities	1,736,585	2,713,532

Total Current Liabilities	34,538,751	48,832,480

CAPITAL LEASE OBLIGATION, net of current maturities	$2,942,237	$4,127,354

DERIVATIVE LIABILITY	332	203

Total Liabilities	37,481,320	52,960,037

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value, 74,000,000 shares authorized, 17,176,667 and 15,421,008 shares issued and outstanding, respectively	17,177	15,421
Additional paid-in capital	30,069,038	29,733,619
Retained earnings	6,000,439	9,366,035
Accumulated other comprehensive income (loss):
Change in unrealized loss on marketable securities	-	(797)
Foreign currency translation gain	3,475,774	3,221,038

Total Stockholders' Equity	39,562,428	42,335,316

Total Liabilities and Stockholders' Equity	$77,043,748	$95,295,353

See accompanying notes to the consolidated financial statements.

 CHINA ARMCO METALS, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Six Months Ended June 30, 2012	For the Three Months Ended June 30, 2012	For the Six Months Ended June 30, 2011	For the Three Months Ended June 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

NET REVENUES	$53,578,925	$4,294,734	$80,652,790	$30,968,138

COST OF GOODS SOLD	51,393,910	3,569,816	76,134,622	29,618,739

GROSS PROFIT	2,185,015	724,918	4,518,168	1,349,399

OPERATING EXPENSES:
Selling expenses	269,352	138,829	542,048	270,524
Professional fees	105,934	89,222	628,805	500,640
General and administrative expenses	2,184,456	1,140,990	1,768,376	872,967
Operating cost of idle manufacturing facility	1,061,821	564,597	899,786	428,436

Total operating expenses	3,621,563	1,933,638	3,839,015	2,072,567

INCOME (LOSS) FROM OPERATIONS	(1,436,548)	(1,208,720)	679,153	(723,168)

OTHER (INCOME) EXPENSE:
Interest income	(44,173)	(43,121)	(29,384)	(25,050)
Interest expense	1,211,302	424,790	963,428	409,175
Foreign currency transaction (gain) loss - marketable securities	61,995	26,442	(92,869)	90,997
Impairment other than temporary - marketable securities	386,941	-	-	-
Change in fair value of derivative liability	129	(420)	(128,120)	(76,897)
Loan guarantee expense	30,964	14,297	134,999	45,333
Other (income) expense	130,848	11,041	323,281	66,789

Total other (income) expense	1,778,006	433,029	1,171,335	510,347

LOSS BEFORE INCOME TAXES	(3,214,554)	(1,641,749)	(492,182)	(1,233,515)

INCOME TAX PROVISION	151,042	63,639	242,871	67,708

NET LOSS	(3,365,596)	(1,705,388)	(735,053)	(1,301,223)

OTHER COMPREHENSIVE INCOME (LOSS):
Change in unrealized loss of marketable securities	797	-	(2,109,512)	(514,858)
Foreign currency translation gain	254,736	17,270	886,612	588,014

COMPREHENSIVE INCOME (LOSS)	$(3,110,063)	$(1,688,118)	$(1,957,953)	$(1,228,067)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:

Net loss per common share - basic and diluted	(0.19)	(0.09)	(0.05)	(0.08)

Weighted Average Common Shares Outstanding - basic and diluted	17,561,985	18,455,833	15,336,338	15,352,020

 See accompanying notes to the consolidated financial statements.

CHINA ARMCO METALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Year Ended December 31, 2011 and for the Interim Period Ended June  30, 2012
(Unaudited)

	Common Stock, $0.001 Par Value				Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Change in Unrealized Loss on Marketable Securities	Foreign Currency Translation Gain	Total Stockholders' Equity

Balance, December 31, 2010	14,840,948	$14,841	$28,966,596	$12,711,039	$(506,278)	$1,643,567	$42,829,765

Loan guarantee services received and shares vested from common shares issued to Chaoyang Steel on June 11, 2010 for 5 year loan guarantee services expiring June 30, 2016	33,333	33	89,633				89,666

Issuance of common stock to an employee pursuant to 2009 Stock Incentive Plan for services valued at $3.38 per share granted on October 6, 2010	55,378	55	187,125				187,180

Issuance of common stock to HCI for public relation services for first quarter 2011	10,800	11	29,040				29,051

Issuance of common shares to an employee for future services	10,000	10	27,390				27,400

Issuance of common shares to an employee for future services		-	(27,400)				(27,400)

Amortization of deferred employee services			260,693				260,693

Loan guarantee services received and shares vested from common shares issued to Chaoyang Steel on June 11, 2010 for 5 year loan guarantee services expiring June 30, 2016	33,333	34	45,299				45,333

Issuance of common stock to HCI for public relation services for second quarter 2011	10,800	10	14,678				14,688

Loan guarantee services received and shares vested from common shares issued to Chaoyang Steel on June 11, 2010 for 5 year loan guarantee services expiring June 30, 2016	33,333	33	13,634				13,667

Issuance of common shares for conversion of accrued expenses-Director cash compensation	17,371	18	23,742				23,760

Issuance of common stock to HCI for public relation services for 3rd quarter 2011	10,800	10	4,418				4,428

Loan guarantee services received and shares vested from common shares issued to Chaoyang Steel on June 11, 2010 for 5 year loan guarantee services expiring June 30, 2016	33,333	34	9,366				9,400

Issuance of common stock to HCI for public relation services for 4th quarter 2011	7,200	7	2,146				2,153

Issuance of common stock to an employee pursuant to 2009 Stock Incentive Plan for services valued at $0.27 per share granted on December 15, 2011	264,379	265	71,119				71,384

Issuance of common stock to Directors for 2011 services	60,000	60	16,140				16,200

Comprehensive income (loss)
Net Loss				(3,345,004)			(3,345,004)
Change in unrealized loss on marketable securities					505,481		505,481
Foreign currency translation gain						1,577,471	1,577,471

Total comprehensive income (loss)							(1,262,052)

Appropriation to statutory reserves							-
Appropriation to employee welfare funds							-
Dividends paid							-
Dividends declared							-

Balance, December 31, 2011	15,421,008	15,421	29,733,619	9,366,035	(797)	3,221,038	42,335,316

Loan guarantee services received and quarterly shares vested from common shares issued to Chaoyang Steel on June 11, 2010 for 5 year loan guarantee services expiring June 30, 2016	33,333	33	16,634				16,667

Issuance of restricted stock to a Director pursuant to the 2009 Stock Incentive Plan for future services valued at $0.2851 per share granted on December 19, 2011	6,250	6	1,776				1,782

Issuance of restricted stock to a Director pursuant to the 2009 Stock Incentive Plan for future services valued at $0.2851 per share granted on December 19, 2011			(1,782)				(1,782)

Issuance of common stock to an employee pursuant to the 2009 Stock Incentive Plan for services valued at $0.57 per share granted on February 6, 2012	57,743	58	33,260				33,318

Issuance of restricted stock to CEO pursuant to an employment agreement for future services valued at $0.499 per share granted on February 8, 2012	1,500,000	1,500	747,000				748,500

Issuance of restricted stock to CEO pursuant to the 2009 Stock Incentive Plan for future services valued at $0.499 per share granted on February 8, 2012			(748,500)				(748,500)

Amortization of deferred employee services			240,725				240,725

Loan guarantee services received and quarterly shares vested from common shares issued to Chaoyang Steel on June 11, 2010 for 5 year loan guarantee services expiring June 30, 2016	33,333	34	14,263				14,297

Issuance of common shares for legal services to All Bright for service so one year starting from Apirl 1, 2012	75,000	75	32,093				32,168

Issuance of restricted stock to a Director for future services valued at $0.69 per share granted on May 4, 2012	50,000	50	34,450				34,500
							-
Issuance of restricted stock to a Director for future services valued at $0.69 per share granted on May 4, 2012			(34,500)				(34,500)

Comprehensive income (loss)
Net Loss				(3,365,596)			(3,365,596)
Change in unrealized loss on marketable securities					797		797
Foreign currency translation gain						254,736	254,736

Total comprehensive income (loss)							(3,110,063)

Balance, June 30, 2012	17,176,667	$17,177	$30,069,038	$6,000,439	$-	$3,475,774	$39,562,428

See accompanying notes to the consolidated financial statements.

 CHINA ARMCO METALS, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30, 2012	For the Six Months Ended June 30, 2011
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,365,596)	$(735,053)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	1,417,754	1,322,537
Amortization expense	24,861	24,287
Change in fair value of derivative liability	129	(128,120)
(Gain) loss from foreign currency exchange rate change on marketable securities	61,995	(92,869)
Impairment other than temporary - marketable securities	386,941
Stock based compensation	506,926	311,523
Bank acceptance notes receivable	-	(154,715)
Accounts receivable	(29,284)	18,900,255
Inventories	19,814,593	(2,995,412)
Advance on purchases	(814,011)	(4,870,851)
Prepayments and other current assets	580,859	2,809,624
Accounts payable	(17,569,656)	(1,386,949)
Customer deposits	(5,152,574)	7,121,994
Taxes payable	297,140	(956,651)
Accrued expenses and other current liabilities	(1,112,164)	(5,263,344)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(4,952,087)	13,906,256

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from release of pledged deposits	12,163,902	27,057,004
Payment made towards pledged deposits	(13,665,517)	(26,247,324)
Purchases of property and equipment	(1,343,721)	(1,263,008)

NET CASH USED IN INVESTING ACTIVITIES	(2,845,336)	(453,328)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	51,324,318	45,707,764
Repayment of loans payable	(45,456,352)	(61,873,516)
Banker's acceptance notes payable	3,167,414	1,918,465
Repayment of mortgage payable	(1,073,817)	-
Repayment of capital lease obligation	-	(388,186)
Advances from (repayment to) Chairman and CEO	(306,762)	(72,760)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	7,654,801	(14,708,233)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(20,794)	(17,357)

NET CHANGE IN CASH	(163,417)	(1,272,662)

Cash at beginning of period	1,042,591	3,097,917

Cash at end of period	$879,174	$1,825,255

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$1,256,282	$963,428
Income tax paid	$-	$1,205,932

See accompanying notes to the consolidated financial statements.

China Armco Metals, Inc. and Subsidiaries
June 30, 2012 and 2011
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

Armco Metals International Limited (formerly Armco & Metawise (H.K) Limited) and Subsidiaries

Armco Metals International Limited (formerly Armco & Metawise (H.K) Limited)

Armco & Metawise (H.K) Limited was incorporated on July 13, 2001 under the laws of the Hong Kong Special Administrative Region (“HK SAR”) of the People’s Republic of China (“PRC”).  Armco HK engages in the import, export and distribution of ferrous and non-ferrous ore and metals.

On March 22, 2011, Armco & Metawise (H.K) Limited amended its Memorandum and Articles of Association, and changed its name to Armco Metals International Limited (“Armco HK”).

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

Principles of Consolidation

The consolidated financial statements include all accounts of the Company and the entities as of June 30, 2012 and 2011 and for the interim period then ended as follows:

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

The Company’s loans payable, banker’s acceptance notes payable, capital lease obligation, and long-term debt approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 201 2 and 2011.

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

It is not, however, practical to determine the fair value of advances from significant stockholder and lease arrangement with the significant stockholder, if any, due to their related party nature.

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

The Company did not employ foreign currency forward contracts to convert unforeseeable foreign currency exchange rates to fixed foreign currency exchange rates for the interim period ended June 30, 2012 or 2011.

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

Stock-Based Compensation for Obtaining Employee Services

The Company accounts for its stock based compensation in which the Company obtains employee services in share-based payment transactions under the recognition and measurement principles of the fair value recognition provisions of section 718-10-30 of the FASB Accounting Standards Codification. Pursuant to paragraph 718-10-30-6 of the FASB Accounting Standards Codification, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.  If the Company is a newly formed corporation or shares of the Company are thinly traded the use of share prices established in the Company’s most recent private placement memorandum (PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

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

Pursuant to ASC Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.  If the Company is a newly formed corporation or shares of the Company are thinly traded the use of share prices established in the Company’s most recent private placement memorandum (PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

•
Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments.  The Company uses historical data to estimate holder’s expected exercise behavior.  If the Company is a newly formed corporation or shares of the Company are thinly traded the contractual term of the share options and similar instruments is used as the expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

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

Pursuant to ASC paragraph 505-50-25-7, if fully vested, non-forfeitable equity instruments are issued at the date the grantor and grantee enter into an agreement for goods or services (no specific performance is required by the grantee to retain those equity instruments), then, because of the elimination of any obligation on the part of the counterparty to earn the equity instruments, a measurement date has been reached. A grantor shall recognize the equity instruments when they are issued (in most cases, when the agreement is entered into). Whether the corresponding cost is an immediate expense or a prepaid asset (or whether the debit should be characterized as contra-equity under the requirements of paragraph 505-50-45-1) depends on the specific facts and circumstances. Pursuant to ASC paragraph 505-50-45-1, a grantor may conclude that an asset (other than a note or a receivable) has been received in return for fully vested, non-forfeitable equity instruments that are issued at the date the grantor and grantee enter into an agreement for goods or services (and no specific performance is required by the grantee in order to retain those equity instruments). Such an asset shall not be displayed as contra-equity by the grantor of the equity instruments. The transferability (or lack thereof) of the equity instruments shall not affect the balance sheet display of the asset. This guidance is limited to transactions in which equity instruments are transferred to other than employees in exchange for goods or services. Section 505-50-30 provides guidance on the determination of the measurement date for transactions that are within the scope of this Subtopic.

Pursuant to Paragraphs 505-50-25-8 and 505-50-25-9, an entity may grant fully vested, non-forfeitable equity instruments that are exercisable by the grantee only after a specified period of time if the terms of the agreement provide for earlier exercisability if the grantee achieves specified performance conditions. Any measured cost of the transaction shall be recognized in the same period(s) and in the same manner as if the entity had paid cash for the goods or services or used cash rebates as a sales discount instead of paying with, or using, the equity instruments. A recognized asset, expense, or sales discount shall not be reversed if a share option and similar instrument that the counterparty has the right to exercise expires unexercised.

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

Investment Credit - Government

Certain Chinese local governments provide non-refundable investment credits to encourage enterprises to invest in local communities. Investment credits from local governments are credited to other income  - investment credit  - government, upon receipt.

Renewable Metals was granted RMB10,000,000 in investment credits from Lianyungang Economic and Technology Development Zone on November 25, 2011, which was received on November 30, 2011.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended June 30, 2012 or 2011.

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

	June 30, 2012	December 31, 2011	June 30 , 2011	December 31, 2010

Balance sheet	6.3143	6.3585	6.4635	6.6118

Statement of operations and comprehensive income (loss)	6.3141	6.4640	6.5399	6.7788

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

The following table shows the potentially outstanding dilutive common shares excluded from the diluted net income (loss) per common share calculation for the interim period ended June 30, 2012 and 2011 as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For the Interim Period Ended June 30, 2012	For the Interim Period Ended June 30, 2011

Warrants issued on August 1, 2008 in connection with the Company’s August 1, 2008 equity financing inclusive of non-derivative warrants to purchase 1,031,715 shares and derivative warrants to purchase 186,306 shares at $5.00 per share expiring five (5) years from date of issuance	1,218,021	1,218,021

Warrants issued on April 20, 2010 in connection with the Company’s April 20, 2010 equity financing inclusive of warrants to purchase 1,538,464 shares to the investors and warrants to purchase 76,923 shares to the placement agent at $7.50 per share expiring five (5) years from date of issuance	1,615,387	1,615,387

Sub-total - Warrants	2,833,408	2,833,408

Options issued on October 5, 2010 to an employee to purchase 40,000 common shares exercisable at $5.00 per share expiring five (5) years from the date of issuance	40,000	40,000

Sub-total - Options	40,000	40,000

Total potentially outstanding dilutive common shares	2,873,408	2,873,408

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

Note 3 – Pledged Deposits

Pledged deposits consist of amounts held in financial institutions for (i) outstanding letters of credit and (ii) open banker’s acceptance notes payable maturing between three (3) to nine (9) months from the date of issuance.  Pledged deposits at June 30, 2012 and December 31, 2011 consisted of the following:

	June 30, 2012	December 31, 2011

Armco HK

Letters of credit (i)	$16,000	$2,109,832

Sub-total – Armco HK	16,000	2,109,832

Renewable Metals

Bank acceptance notes payable (ii)	6,651,568	1,100,889

Letters of credit (iii)	1,425,336	3,774,475

Deposit for capital lease obligation (iv)	475,112	417,809

Sub-total – Renewable Metals	8,552,016	5,347,173

Henan Armco

Letters of credit (v)	1,335,003	900,665

Sub-total – Henan Armco	1,335,003	900,665

	$9,903,019	$8,357,670

(i)	$11,325 was released to the Company and $4,675 is to be released to the Company as part of the payment toward outstanding letters of credit when those letters of credit mature on October 10, 2012.

(ii)	$6,651,568 is to be released to the Company when the related banker’s acceptance notes payable mature ranging from August 25, 2012 through December 1, 2012.

(iii)	$1,425,336 is to be released to the Company for payment toward fulfilled letters of credit when those letters of credit mature on September 20, 2012.

(iv)	$475,112 is to be released to the Company as part of the payment towards capital lease installment payment when the capital lease agreement matures on December 15, 2014.

(v)	$1,335,003 is to be released to the Company as part of the payment toward fulfilled letters of credit t when those letters of credit mature ranging from August 15, 2012 through December 10, 2012.

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

At June 30, 2012, the estimated fair value of the investment in Apollo Minerals was approximately ($1.19) million less than its original costs based on most recent PPM price of AUD0.04 per common share; whereby Apollo Minerals sold 89,550,000 common shares for AUD3,600,000 on May 8, 2012.  Even though the Company intends to hold these shares, the management of the Company concluded that the decline in the fair value was other than temporary and recorded the unrealized loss of marketable securities to (i) impairment – other than temporary of ($0.38) million in other income (loss) and (ii) foreign currency transaction gain in other income (loss) in the accompanying consolidated statements of operations and comprehensive income (loss) for the quarter ended June 30, 2012.

The table below provides a summary of the changes in the fair value of marketable securities, available for sale measured at fair value on a recurring basis using Level 1 of the fair value hierarchy to measure the fair value during the interim period ended June 30, 2012:

		Fair Value Measurement Using Level 1 Inputs
	Original cost	Impairment – Other Than Temporary	Accumulated Foreign Currency Transaction Gain (Loss)	Other Comp. Loss - Change in Unrealized Loss		Fair Value
Balance, December 31, 2010	$3,396,658	$-	$-		$(506,278)	$2,890,380

Purchases, issuances and settlements

Total gains or losses (realized/unrealized) included in:

Net Loss: Impairment – other than temporary		(1,980,000)				(1,980,000)

Net Loss: Gain (loss) on foreign currency rate change			220,881			220,881

Other comprehensive income (loss): Changes in unrealized loss			-		505,481	505,481

Balance, December 31, 2011	3,396,658	(1,980,000)	220,881		(797)	1,636,742

Purchases, issuances and settlements

Total gains or losses (realized/unrealized) included in:

Net Loss: Impairment – other than temporary		(386,941)				(386,941)

Net Loss: Gain (loss) on foreign currency rate change			(61,995)		-	(61,995)

Other comprehensive income (loss): Changes in unrealized loss			-		797	797

Balance, June 30, 2012	$3,396,658	$(2,366,941)	$158,886	$	(-)	$1,188,603

Note 5 – Accounts Receivable

Accounts receivable at June 30, 2012 and December 31, 2011 consisted of the following:

	June 30, 2012		December 31, 2011

Accounts receivable	$792,629	*	$758,500

Allowance for doubtful accounts	(-)		(-)

	$792,629		$758,500

* The Company collected $104,020 before August 13, 2012, and the remaining balance of the accounts receivable of $688,609 is within the normal credit terms granted to the customers and expected to be collected when due.

Note 6 – Inventories

Inventories at June 30, 2012 and December 31, 2011 consisted of the following:

	June 30, 2012		December 31, 2011

Raw materials – scrap metal	$4,993,441	*	$10,031,185

Finished goods – processed scrap metal	8,230,831	*	3,833,910

Purchased merchandise for resale	419,960		19,479,451

	$13,644,232		$33,344,547

* Renewable Metals raw materials and finished goods are collateralized for loans from the Bank of Communications Limited Lianyungang Branch. Raw materials consisted of scrap metals to be processed and finished goods were comprised of all of the processed scrap metal at Renewable Metals.  Due to the short duration time for the processing of its scrap metal, there was no material work-in-process inventory at June 30, 2012 or December 31, 2011.

Slow-Moving or Obsolescence Markdowns

The Company recorded no inventory obsolescence adjustments for the interim period ended June 30, 2012 or 2011.

Lower of Cost or Market Adjustments

There was no lower of cost or market adjustments for the interim period ended June 30, 2012 or 2011.

Note 7 – Property, Plant and Equipment

Property, plant and equipment, stated at cost, less accumulated depreciation at June 30, 2012 and December 31, 2011 consisted of the following:

	Estimated Useful Life (Years)			June 30, 2012	December 31, 2011

Buildings and leasehold improvements (i)		20		$24,090,622	$23,923,160

Construction in progress				4,554,639	3,251,525

Machinery and equipment		7		13,646,347	13,536,934

Vehicles		5		1,254,086	1,203,692

Office equipment	5	-	8	253,233	250,126

				43,798,927	42,165,437

Less accumulated depreciation (ii)				(4,955,899)	(3,514,893)

				$38,843,028	$38,650,544

(i)           Capitalized Interest

The Company did not capitalize any of interest to fixed assets for the interim period ended June 30, 2012 or 2011.

(ii)          Depreciation and Amortization Expense

Depreciation and amortization expense for the interim period ended June 30, 2012 and 2011 was $1,417,754 and $1,322,537, respectively.

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

Lianyungang Armco

On September 2, 2010, the Company entered into an agreement with the Chinese government, whereby the Company made a deposit of RMB 8,160,000 in aggregate towards the acquisition of the right to use 199,999 square meter of land for RMB 40,800,000.  On April 13, 2011, the Company paid an additional RMB16,320,000 to acquire the land use right to use 100,045 square meter of land and obtained the related certificate of the land use right (Certificate No. (L) LUR (2011) Y003218) expiring September 9, 2060 on October 25, 2011.  The Company expended an additional RMB 900,067 in aggregate in land survey, transfer agent fees and land use right transfer tax in connection with the acquisition of the land use right.  In addition, Lianyungang Armco expended an additional RMB 20, 674,830 to level the land as of December 31, 2011, which was recorded as construction in progress included in consolidated balance sheets.  The purchase price and related acquisition costs shall be amortized over the term of the right of approximately fifty (50) years when the land is ready to use in the intended purpose.

The Company needs to pay an additional RMB16, 320,000 (equivalent to $2,566,643 using U.S. Dollar to RMB at 6.3585 exchange rate) to acquire the land use right to use the remaining 100,045 square meter of land.

The short term plan for this parcel of land is for warehouse of raw materials and products when Renewable Metals’ space becomes scarce for future expansion and the long term plan for the land is to construct automobile dismantling production line or build a scrap metal trading market center, depending on the Company’s progress on obtaining necessary license and permits and market conditions.

Land use rights, stated at cost, less accumulated amortization at June 30, 2012 and December 31, 2011, consisted of the following:

	June 30, 2012	December 31, 2011

Renewable Metals

Land use right	$2,448,459	$2,431,438

Accumulated amortization	(235,801)	(209,474)

	2,212,658	2,221,964

Lianyungang Armco

Land use right	4,019,459	3,991,518

Accumulated amortization	(-)	(-)

	4,0196,459	3,991,518-

Total

Land use right	6,467,918	6,422,956

Accumulated amortization	(235,801)	(209,474)

	$6,232,117	$6,213,482

(i)           Amortization Expense

Amortization expense for the interim period ended June 30, 2012 and 2011 was $24,861 and $24,287, respectively.

(ii)          Collateralization of Land Use Rights

Both Renewable Metals and Lianyungang Armco’s land use rights representing all of the Company’s land use rights are collateralized for loans from the Bank of China Lianyungang Branch.

Note 9 – Loans Payable

Loans payable at June 30, 2012 and December 31, 2011 consisted of the following:

	June 30, 2012	December 31, 2011

Armco HK

Loan payable to RZB Austria Finance (Hong Kong) Limited, collateralized by certain of the Company’s inventory, guaranteed by the Company’s Chairman and Chief Executive Officer, with interest at the bank’s cost of funds plus 200 basis points per annum, with principal and interest due and repaid in full on January 12, 2012.	-	325,196

Loan payable to ING Bank, Hong Kong Branch, in the form of letters of credits, secured by (i) pledged deposits equal to 5% of the letters of credits, (ii) guarantee from China Armco Metals, Inc., (iii) guarantee by the Company’s Chairman and Chief Executive Officer, and (iv) assignment of specific receivables, with interest at the bank’s cost of funds plus 250 basis points (3.63%) per annum, payable monthly with principal due December 7, 2011 and repaid in full on January 9, 2012.	-	702,250

Sub-total - Armco HK	-	1,027,446

Renewable Metals

Loan payable to Bank of Communications, Lianyungang Branch, under trade credit facilities, collateralized by Renewable Metals inventories and guaranteed by the Company’s Chairman and Chief Executive Officer, with interest at 120% of the bank’s benchmark rate, per annum (average 7.194%), payable monthly, $2,058,819 was repaid in August of 2012 and the remaining balance due from November 9, through November 24, 2012	4,751,120	5,504,443

Loan payable to Bank of China, Lianyungang Branch, under trade credit facilities, guaranteed by the Company’s Chairman and Chief Executive Officer, with interest at 7.872%, per annum, payable monthly, with principal due from March 27, 2013 through May 21, 2013.	7,918,534	-

Sub-total – Renewable Metals	12,669,654	5,504,443

Henan Armco

Loan payable to Guangdong Development Bank Zhengzhou Branch, collateralized by certain of Henan’s inventory, with interest at 6.5%, per annum, payable monthly, with principal due May 21, 2012	-	180,009

Sub-total – Henan Armco	-	180,009

	$12,669,654	$6,711,898

Note 10 – Banker’s Acceptance Notes Payable and Letters of Credit

Banker’s acceptance notes payable at June 30 31, 2012 and December 31, 2011, consisted of the following:

	June 30, 2012	December 31, 2011

Renewable Metals

Banker’s acceptance notes payable maturing from August 25, 2012 through December 1, 2012	$6,651,569	$1,100,889

Letters of credit maturing on September 20, 2012	4,751,120	7,077,141

	$11,402,689	$8,178,029

Note 11 – Related Party Transactions

Advances from Stockholder

From time to time, the Chairman, CEO and significant stockholder of the Company advances funds to the Company for working capital purpose.  Those advances are unsecured, non-interest bearing and due on demand.

Advances from stockholder at June 30, 2012 and December 31, 2011 consisted of the following:

	June 30, 2012	December 31, 2011

Advances from chairman, chief executive officer and stockholder	$300,255	$607,009

	$300,255	$607,009

Operating Lease from Chairman, CEO and Stockholder

On January 1, 2006, Henan entered into a non-cancellable operating lease for its 176.37 square meter commercial office space in the City of Zhengzhou, Henan Province, PRC from the Chairman, Chief Executive Officer and significant stockholder of the Company for RMB10,000 per month, which expired on December 31, 2008 and has been extended through December 31, 2012.  Total lease payments for the interim periods ended June 30, 2012 and 2011 amounted to RMB60,000 (equivalent to $9,503 and $9,174).  Future minimum lease payments required under the non-cancelable operating lease are RMB60,000 per year (equivalent to $9,503) for the remainder of 2012.

Note 12 – Capital Lease Obligation

Capital lease obligation at June 30, 201 2 and December 31, 2011 consisted of the following:

	June 30, 2012	December 31, 2011

Renewable Metals

(i) Capital lease obligation to a financing company for a term of three (3) years, collateralized by certain of Renewable Metals machinery and equipment, with interest at 11.8% per annum, with principal and interest due and payable in monthly installments of RMB497, 897 on the 23rd of each month.	$1,230,299	$1,604,437

Less current maturities	(846,925)	(789,733)

Capital lease obligation, net of current maturities	383,374	814,704

(ii) Capital lease obligation to a financing company for a term of three (3) years, collateralized by certain of Renewable Metals machinery and equipment, with interest at 11% per annum, with principal and interest due and payable in quarterly installments of RMB2,969,054 on the 15th of each quarter.	4,062,672	4,718,094

Less current maturities	(1,503,809)	(1,405,444)

Capital lease obligation, net of current maturities	2,558,863	3,312,650

Total capital lease obligation	5,292,971	6,322,531

Less current maturities	(2,350,734)	(2,195,177)

TOTAL CAPITAL LEASE OBLIGATION, net of current maturities	$2,942,237	$4,127,354

The future minimum payments under this capital lease obligation at June 30, 2012 were as follows:

Year ending December 31:

2012 (remainder of the year)	$1,403,896

2013	2,728,975

2014	1,860,933

Total capital lease obligation payments	5,993,804

Less amounts representing interest	(700,833)

Present value of total future capital lease obligation payments	$5,292,971

Note 13 – Long-Term Debt

Long-term debt at June 30, 2012 and December 31, 2011 consisted of the following:

	June 30, 2012	December 31, 2011

Renewable Metals

Long-term debt due to Bank of China, Lianyungang Branch, collateralized by all of Renewable Metals building and land use rights, with interest at 5.40% per annum payable monthly, with the remaining principal of RMB25,000,000 due August 25, 2012.	$3,959,267	$3,931,745

Less current maturities	(3,959,267)	(3,931,745)

LONG-TERM DEBT, net of current maturities	$-	$-

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

The relative fair value of 2008 warrants, estimated on the date of grant, was $5,097,404, which was originally recorded as additional paid-in capital and the remaining balance of the net proceeds of $1,523,277 has been assigned to common stock.

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

The fair value of the 2008 derivative warrants were computed using the lattice model with the following assumptions at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011

Expected life (year)	1.00	1.50

Expected volatility	76.00%	69.00%

Risk-free interest rate	0.21%	0.25%

Expected annual rate of quarterly dividends	0.00%	0.00%

The fair value of the embedded derivative warrants is marked-to-market at each balance sheet date and the change in the fair value of the embedded derivative warrants is recorded in the consolidated statements of operations and comprehensive income (loss) as other income or expense.

The table below provides a summary of the fair value of the remaining derivative warrant liability and the changes in the fair value of the remaining derivative warrants to purchase 186,306 shares of the Company’s common stock, including net transfers in and/or out, of derivative warrants measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at June 30, 2012 and for the interim period then ended:

	Fair Value Measurement Using Level 3 Inputs
	Derivative warrants Assets (Liability)	Total

Balance, December 31, 2011	$(203)	$(203)

Total gains or losses (realized/unrealized) included in:

Net income (loss)	(129)	(129)

Other comprehensive income (loss)	-	-

Purchases, issuances and settlements	-	-

Transfers in and/or out of Level 3	-	-

Balance, June 30, 2012	$(332)	$(332)

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

Warrants Outstanding

As of June 30, 2012 warrants to purchase 1,218,021 shares of Company common stock remain outstanding.

The table below summarizes the Company’s derivative warrant activity through June 30, 2012:

	2008 Warrant Activities				APIC	(Gain) Loss
	Derivative Shares	Non-derivative Shares	Total Warrant Shares	Fair Value of Derivative Warrants	Reclassification of Derivative Liability	Change in Fair Value of Derivative Liability

Derivative warrant at December 31, 2010	186,306	1,031,715	1,218,021	(138,143)	-	-

Mark to market				137,940		(137,940)

Derivative warrant at December 31, 2011	186,306	1,031,715	1,218,021	(203)		(137,940)

Mark to market				(129)		129

Derivative warrant at June 30, 2012	186,306	1,031,715	1,218,021	(332)		129

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

Warrants Outstanding

As of June 30, 2012 warrants to purchase 1,615,387 shares of its common stock remain outstanding.

(iii) Warrant Activities

The table below summarizes the Company’s non-derivative warrant activities through June 30, 2012:

	Number of Warrant Shares	Exercise Price Range Per Share			Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, December 31, 2010	2,833,408	$5.00	-	7.50	$6.43	$-	$-

Granted	-			-	-	-	-
Canceled for cashless exercise	(-)			-	-	-	-

Exercised (Cashless)	(-)			-	-	-	-
Exercised	(-)			-	-	-	-
Expired	-			-	-	-	-
Balance, December 31, 2011	2,833,408	$5.00	-	7.50	$6.43	$-	$-

Granted	-			-	-	-	-
Canceled for cashless exercise	(-)			-	-	-	-

Exercised (Cashless)	(-)			-	-	-	-
Exercised	(-)			-	-	-	-
Expired	-			-	-	-	-
Balance, March 31, 2012	2,833,408	$5.00	-	7.50	$6.43	$-	$-

Earned and exercisable, March 31, 2012	2,833,408	$5.00	-	7.50	$6.43	$-	$-

Unvested, June 30, 2012	-			$-	$-	$-	$-

The following table summarizes information concerning outstanding and exercisable warrants as of June 30, 2012:

			Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices			Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$5.00			1,218,021	1.08	$5.00	1,218,021	1.08	$5.00

$7.50			1,615,387	2.81	$7.50	1,615,387	2.81	$7.50

$5.00	-	$7.50	2,833,408	2.07	$6.43	2,833,408	2.07	$6.43

Note 15 – Commitments and Contingencies

Uncommitted Trade Credit Facilities

The Company entered into uncommitted trade credit facilities with certain financial institutions.  Substantially all of the uncommitted trade credit facilities were guaranteed by Mr. Yao, the Company’s chairman, Chief Executive Officer and principal stockholder.

The uncommitted trade credit facilities at June 30, 2012 were as follows:

	Date of Expiration	Total Facilities	Facilities Used	Facilities Available

Armco HK

DBS (Hong Kong) Limited (i)	December 20, 2012	$20,000,000	$268,000	$19,732,000

RZB (Beijing) Branch (ii)	February 28, 2013	15,000,000	-	15,000,000

Sub-total - Armco HK		35,000,000	268,000	34,732,000

Henan Armco

China Minsheng Bank Zhengzhou Branch (iii)	November 26 2012	3,167,414	-	3,167,414

China CITIC Bank (iv)	June 18, 2013	6,334,827	-	6,334,827

Guangdong Development Bank Zhengzhou Branch (v)	October 1, 2012	11,085,948	6,324,000	4,761,948

Sub-total – Henan Armco		20,588,189	6,324,000	14,264,189

Renewable Metals

Bank of China Lianyungang Branch (vi)	January 29, 2013	11,877,801	791,853	11,085,948

Bank of Communications Lianyungang Branch (vii)	June 30, 2013	11,402,689	8,076,905	3,325,784

Sub-total – Renewable Metals		23,280,490	8,868,758	14,411,732

		$78,868,679	$15,460,758	$63,407,921

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

 (ii) On September 30, 2011, Armco HK entered into Amendment No. 2 to the March 25, 2009 uncommitted Trade Finance Facility with RZB Austria Finance (Hong Kong) Limited.  The amendment provides for the issuance of $15,000,000 of commercial letters of credit in connection with the purchase of metal ore, an increase of $5,000,000 over the amounts provided for in the March 25, 2010 facility.  The Company pays interest at 200 basis points per annum plus the lender’s cost of funds per annum on issued letters of credit in addition to fees upon issuance of the letter of credit of 1/16% for issuance commissions, negotiation commissions, commission-in-lieu and collection commissions.  Amounts advanced under this facility are repaid from the proceeds of the sale of metal ore.  The lender may, however, terminate the facility at any time or at its sole discretion upon the occurrence of any event which causes a material market disruption in respect of unusual movement in the level of funding costs to the lender or the unusual loss of liquidity in the funding market. The lender has the sole discretion to decide whether or not such event has occurred.  The facility is secured by restricted cash deposits held by the lender, the personal guarantee of Mr. Kexuan Yao, the Company’s guarantee, and a security interest in the contract for the purchase of the ore for which the letter of credit has been issued and the contract for the sale of the ore.

(iii) On November 26, 2011, Henan Armco obtained a RMB 20,000,000 (approximately $3,1 million) line of credit from China Minsheng Bank, Zhengzhou Branch, for issuance of letters of credit to finance the purchase of metal ore and scrap metal expiring one (1) year from the date of issuance. The facility is guaranteed by Renewable Metals and Mr. Kexuan Yao, the Company’s Chairman and Chief Executive Officer.

(iv) On June 18, 2018, Henan Armco obtained a RMB 40,000,000 (approximately $6.3 million) line of credit from China Citic Bank, Zhengzhou Branch, for issuance of letters of credit to finance the purchase of metal ore and scrap metal expiring one (1) year from the date of issuance. The facility is guaranteed by Renewable Metals and Mr. Kexuan Yao, the Company's Chairman and Chief Executive Officer.

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

Operating Leases

(i) Operating Lease - San Mateo Office

On December 17, 2010, China Armco entered into a non-cancelable operating lease for office space that will expire on December 31, 2013.  Future minimum payments required under this non-cancelable operating lease were as follows:

Year ending December 31:

2012 (remainder of the year)	22,458

2013	46,104

$68,562

(ii) Operating Lease - Armco Shanghai Office

On July 16, 2012, Armco Shanghai entered into a non-cancelable operating lease for office space that will expire on July 31, 2014.  Future minimum payments required under this non-cancelable operating lease were as follows:

Year ending December 31:

2012 (remainder of the year)	51,974

2013	103,948

2014	60,636

$216,558

(iii) Operating Lease of Property, Plant and Equipment and Facilities

Initial Lease signed on June 24, 2010

On June 24, 2011, Renewable Metals entered into a non-cancelable operating lease agreement with an independent third party for property, plant, equipment and facilities expiring one (1) year from date of signing.  Renewable Metals is required to pay RMB 30 per metric ton of scrap metal processed at this facility over the term of the lease.  The fee will be paid annually and necessary adjustment will be made at the end of term.

For the interim period ended June 30, 2012, 7,136 tons of scrap metal had been processed at this facility and RMB 214,080 (equivalent to $33,904 using U.S. Dollar to RMB exchange rate of $1=RMB6.3143 at June 30, 2012) were accrued and included in the inventory of finished goods – processed scrap metal which will be transferred to cost of goods sold upon shipment of processed scrap metal.

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

33,333 common shares earned for the quarter ended June 30, 2012 were valued at $0.4289 per share, or $14,297, which was recorded as loan guarantee expense and included in the consolidated statements of operations and comprehensive income (loss) for the relevant periods.

Legal Services Agreement – All Bright Law Offices

On March 3, 2012, the Company entered into a Legal Servies Agreement (“Legal Agreement”) with All Bright Law Office (“All Bright”), a PRC law firm located in Shanghai City. Pursuant to the Legal Agreement, All Bright agreed to provide Chinese-law related legal counsel services from April 1, 2012 to March 31, 2013. The Company issued 300,000 shares of its common stock to All Bright as compensation of its services. As of June 30, 2012, 75,000 common shares were valued at $0.4289 per share, or $32,168, which was recorded as legal expenses and included in the consolidated statement of operations and comprehensive income(loss).

Facility and Equipment Lease Agreement – Hebang Renewable Resources Co., Ltd.

On April 13, 2012, the Company entered into a Facility and Equipment Leasing Agreement (“Leasing Agreement”) with Lianyungang Hebang Renewable Resources Co., Ltd. (“Hebang”), a PRC company located in Jiangsu Province Lianyungang City. Pursuant to the Leasing Agreement, Hebang agreed to lease a facility and equipment for the Company’s exclusive use and operation for a two-year term commencing on June 25, 2012, in consideration for the issuance of one million shares of  common stock to Hebang and the payment of RMB one million (approximately $159,000) in cash. Pursuant to the Leasing Agreement, the Company issued the Shares to Hebang on April 13, 2012 (the “Hebang Stock Issuance”).  The cash amount is to be paid out to Hebang during the second year of the lease term. The shares are earned ratably over the term of the agreement.

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

Shares and Options Awarded during 2010

On September 16, 2010, the Company agreed to pay Mr. J.P. Chan the sum of $20,000 and awarded 6,250 shares of the Company’s restricted common stock in conjunction with his appointment to the Company's board of directors.  The shares awarded to Mr. Chan will vest 50% on March 10, 2011 and 50% on September 10, 2011.  The restricted stock vests only if Mr. Chan is still a director of the Company on the vesting date (with limited exceptions), and the shares are eligible for the payment of dividends, if the Board of Directors was to declare dividends on the Company’s common stock. These shares were valued at $3.12 per share or $19,500 on the date of grant and were amortized over the vesting period, or $4,875 per quarter.

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

On December 16, 2011, the Company agreed to pay Director Mr. Kam Ping Chan 6,250 shares of the Company’s restricted common stock in conjunction with his appointment to the Company's board of directors.  The shares awarded to Mr. Chan will vest 50% on June 30, 2012 and 50% on December 31, 2012.  The restricted stock vests only if Mr. Chan is still a director of the Company on the vesting date (with limited exceptions), and the shares are eligible for the payment of dividends, if the Board of Directors was to declare dividends on the Company’s common stock. These shares were valued at $0.2851 per share or $1,782 on the date of grant and are being amortized over the vesting period, or $446 per quarter of 2012.

2012 Amendment to the 2009 Stock Incentive Plan

At the 2012 Annual Meeting of Stockholders (the “Annual Meeting”) of the Company held on July 13, 2012, the Company’s stockholders approved an amendment and restatement of the Company’s 2009 Stock Incentive Plan (the “Amended and Restated 2009 Stock Incentive Plan”).  The primary purpose for the Amended and Restated 2009 Stock Incentive Plan was to increase the number of shares of the Company’s common stock available for issuance thereunder by 3,000,000 shares to 5,200,000 shares of the Company’s common stock.

Shares Awarded during 2012

On February 6, 2012, the Company issued 57,743 shares of its common stock to certain of its employees for their 2011 services of approximately $33,318, in lieu of cash, which was recorded as compensation expense in 2012

On February 8, 2012, the Company awarded 1,500,000 shares of its restricted common stock, par value $.001 per share, pursuant to the Amended and Restated 2009 Stock Incentive Plan, to Mr. Kexuan Yao, the Company’s Chief Executive Officer.  Mr. Yao is to receive 1,500,000 shares of the Company’s common stock (the “Restricted Shares”), subject to the terms and conditions of the Amended and Restated China Armco Metals, Inc. 2009 Stock Incentive Plan.  The Restricted Shares will vest according to the following schedule:  125,000 shares of Restricted Shares to vest on the first day of each quarter over a three (3) year period commencing on April 1, 2012 and terminating on December 31, 2014. These shares were valued at $0.499 per share or $748,500 on the date of grant and are amortized over the vesting period, or $62,375 per quarter

On May 4, 2012, the Company agreed to pay Director Mr. Weiping. Shen 50,000 shares of the Company’s restricted common stock in conjunction with his appointment to the Company's board of directors.  The shares awarded to Mr. Shen will vest 50% on September 30, 2012 and 50% on May 3, 2013.  The restricted stock vests only if Mr. Shen is still a director of the Company on the vesting date (with limited exceptions), and the shares are eligible for the payment of dividends, if the Board of Directors was to declare dividends on the Company’s common stock. These shares were valued at $0.69 per share or $34,500 on the date of grant and are being amortized over the vesting period, or $8,625 per quarter.

On July 30, 2012, the Company issued 561,640 shares of its common stock to certain of its employees for the first half year of their 2012 services of approximately $185,341, in lieu of cash, which was recorded as compensation expense in 2012.

Summary of the Company’s Amended and Restated 2009 Stock Incentive Plan Activities

The table below summarizes the Company’s Amended and Restated 2009 Stock Incentive Plan activities as of June 30, 2012:

	Number of Shares or Options	Fair Value at Date of Grant

Balance, December 31, 2009	206,250	$676,500

Granted – shares	6,250	19,500

Canceled – shares	-	-

Granted – options	40,000	138,000

Canceled – options	-	-

Balance, December 31, 2010	252,500	834,000

Granted – shares	389,757	302,163

Canceled – shares	-	-

Granted – options	-	-

Canceled – options	-	-

Balance, December 31, 2011	642,257	1,136,163

Granted – shares	1,663,993	781,818

Canceled – shares	(50,000)	-

Granted – options	-	-

Canceled – options	-	-

Balance, June 30, 2012	2,256,250	$1,917,981

Vested, June 30, 2012	928,129	1,005,481

Unvested, June 30, 2012	1,328,121	$912,500

As of June 30, 2012, there were 2,943,750 shares of common stock remaining available for issuance under the Amended and Restated 2009 Stock Incentive Plan.

Note 17 – Concentrations and Credit Risk

Customers and Credit Concentrations

Customer concentrations for the interim period ended June 30, 2012 and 2011 and credit concentrations at June 30, 2012 and December 31, 2011 are as follows:

	Net Sales for the Interim Period Ended		Accounts Receivable at
	June 30, 2012	June 30, 2011	June 30, 2012	December 31, 2011

Customer #1122028 QingDao Baosong Resources	16.3%	%	%	-%

Customer # 1122010004 Jiangshu LiHuai	10.8%	-%	6.2%	-%

Customer #1122031 Shandong Huaxin Industry Co	14.8%	-%	-%	-%

Customer #102003 ZhongJin Renewable Resource	-%	7.8%	68.8%	92.2%

Customer #1122024 Derby Materials	-%	27.6%	-%	-%

Customer #302023 Shangdong Yongjia	-%	13.6%	-%	-%

Customer #101009 NingBo HanGang	-%	16.4%	-%	-%

Customer # 1122002 ZhongJi NingBo	33.7%	8.3%	%	-%

	75.6%	73.7%	75.0%	92.2%

A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition.

Vendor Concentrations

Vendor purchase concentrations for the interim period ended June 30, 2012and 2011 and accounts payable concentration at June 30, 2012 and 2011 are as follows:

	Net Purchases for the Interim Period Ended		Accounts Payable at
	June 30, 2012	June 30 , 2011	June 30 , 2012	December 31, 2011

Vendor #2202-024 Mineracao	51.0%	25.5%	%	92.2%

Vendor #301009 XinJiang BaGang	-%	14.2%	-%	-%

Vendor #990006 LianYunGang DiShang	-%	-%	34.3%	-%

Vendor #R and N Financial Services	%	%	19.8%	%

	51.0%	39.7%	54.1%	92.2%

Credit Risk Arising from Financial Instruments

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents.

As of June 30, 2012, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, none of which are insured.  However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

Foreign Currency Risk

The Company is exposed to fluctuations in foreign currencies for transactions denominated in currencies other than RMB, the functional currency due to the fact the majority of the Company’s purchasing activities are transacted in foreign currencies.

The Company had no foreign currency hedges in place for the interim period ended June 30, 2012 or 2011 to reduce such exposure.

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

As of June 30, 2012, the Company had no Statutory Surplus Reserve and the Statutory Common Welfare Fund established and segregated in retained earnings.

Note 19 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued.  The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

On July 30, 2012, the Company granted 400,000 shares of its common stock to certain of its employees for the second half year of their 2012 services of approximately $132,000, in lieu of cash, which will be recorded as compensation expense in 2012.

Item 2.                      Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the information contained in our unaudited consolidated financial statements and the notes thereto appearing elsewhere herein and in conjunction with the Management’s Discussion and Analysis set forth in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2011 (the “Form 10-K”).

We are on a calendar year; as such the three month period ended June 30, 2012 is referred to as our “second quarter” and the six month period ended June 30, 2012 is referred to as the “first six months of fiscal 2012.” The past year ended December 31, 2011 is referred to as “2011,” the current year ending December 31, 2012 is referred to as “2012,” and the coming year ending December 31, 2013 is referred to as “2013.”

The unaudited interim consolidated financial statements furnished in this Report reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2011 and notes thereto contained in our Annual Report on Form 10-K filed with the SEC on March 30, 2012.

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

              Domestic steel market condition in the PRC deteriorated as the slowdown of China’s economy in the second quarter of 2012.  China’s economy growth declined to 7.6 percent in the second quarter of 2012, the slowest pace in three years, as Europe’s debt crisis sapped exports and a crackdown on property speculation curbed domestic steel demand. The demand for steel has weakened in first half of 2012 due to a big drop in investments for property and also in railways, cars and ships in China.  Chinese steelmakers posted a 96 percent drop in first-half profit as a slowing economy curbed demand and declining prices. Some producers were halting plants for maintenance to cope with the price plunge. The deteriorating industry condition as result of economy slowdown had adversely affected both our metal ore trading business and scrap metal recycling business.  Consequently, we experienced a significant decline in metal ore sales across the board and scrap metals sales as well in the second quarter of 2012.

             We have been constantly taking the initiative in the changing market to maintain our operation flexibility and  to refine our business model in response to unpredictable fluctuations in market prices.  We seek to secure longer term supply contracts in response to known opportunities rather than sell goods purchased in the spot market.  Where possible, we structure transaction-specific terms with our customers in order to better manage risk and ensure an acceptable profit margin.  While this process may limit certain trading opportunities, we believe that it will enhance our competitive position in the long run. In respond to the deteriorating market in the second quarter we significantly reduced our trading and production activities to control market risks. We are also evaluating other methods to manager market risks in the future, such as hedging.

We formally commenced the operation of our scrap metal recycling facility in the Banqiao Industrial Zone of Lianyungang Economic Development Zone in the Jiangsu province of the PRC (the “Facility”) late in the third quarter of 2010.    The Facility recycles automobiles, machinery, building materials, dismantled ships and various other scrap metals.  We sell and distribute the recycled scrap metal to the metal refinery industry in the PRC utilizing our existing network of metal ore customers while continuing to seek new customers. During the second quarter of 2012, our net revenue in the scrap metal recycling business decreased significantly to $2.9 million from $22.1 million in the second quarter of 2011.  Our production decreased by 70% to 10,915 metric tons (“MT”) from 36,322 MT in the second quarter of 2011.   The significant decrease in sales and production in our scrap metal recycling business is primarily due to the deteriorated market condition which our customers decreased orders and also we initiatively cut back our production to manage market risks. Consequently, for the second quarter of 2012, our scrap metal business sold approximately 6,719 MT of scrap metals, generating approximately $ 2.9 million of revenue and (-$0.01) million of gross profit; for the first half of 2012, our scrap metal  business sold approximately 23,471 MT of scrap metals, generating approximately 11.6 million of revenue and 0.11 million of gross profit.

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

We invested a total of approximately $ 50 million in the aggregate to acquire land use rights and to construct and purchase equipment for the Facility.  These capital expenditures were funded from a portion of the net proceeds we received from sales of securities and debt and vendor financing.  During the second quarter of 2012, we continued to secure financing for our business.  We maintain seven bank facilities, which provide for the issuance of commercial lines of credit for letters of credit in the aggregate amount of $ 79 million with an availability of $ 63 million at June 30, 2012.  These bank facilities improve our ability to finance our continued expansion and help us develop our brand in the industries we operate in.

Our Performance

For the three and six months ended June 30, 2012, our net revenues decreased approximately 86% and 34%, respectively, over the comparable periods in 2011. Our gross profit margin for the three and six months ended June 30, 2012 were 17% and 4%, respectively compared to 4% and 6% during the comparable prior year periods. The revenues decrease are primarily attributable to the deteriorated market condition in the period as result of economy slowdown, which was the most difficult quarter for the industry in the PRC for recent years. The margin increase for the second quarter was primarily due to an adjustment as result of invoicing changes for transactions in the prior quarter. By business segment, our trading business gross profit margin decreased for the three and six months ended June 30, 2012 to 5% and 5%, respectively compared to 9.1% and 6.6% during the comparable prior year periods; our recycling business gross profit margin decreased for the three and six months ended June 30, 2012 to (-0.47%) and 1%, respectively compared to 3% and 4% during the same period of 2011.

We incurred a net loss of $1.7 million and $3.4 million for the three and six months ended June 30, 2012, respectively, compared to our net loss of $1.3 million and $0.7 million over the comparable periods in 2011.  The net losses were further discussed under our “Results of Operations” section.

Our Outlook

As noted above, the industry experienced difficult time during the first half of 2012 due to weak demand primarily as result of the economy slowdown.  Although steel companies struggled to weak demand brought about by slowing growth worldwide, sharp profits drop and financing pressure, we have seen some sure signs of a move to pro-growth policy in the PRC.  To deal with the continuing slowdown of economy growth, Chinese government has been taking a series of measures to fine tune monetary, fiscal and investment policy since earlier of this year, such as lowering reserve requirements for banks twice, one interest-rate cut, approval and launch new investment projects, and subsidy programs for Appliance industry etc.  We believe this will improve metal demand in the PRC for the second half of 2012 and into 2013. Worldwide, with the abatement of the Eurozone crisis and recovery in the U.S. economy, we expect global steel demand will improve gradually in line with the recovery in the user industries, automotive and residential construction.  In the long run, we also expect our recycling business to benefit substantially from the measures and policies to be implemented gradually by the Chinese government according to its 12th Five Year Plan (2011-2015).  Under this plan, China intends to restructure its iron and steel industry to be more energy efficient and have increased environmental protection by adopting and developing the most advanced technology in the world.

Metal Ore Trading.   The metal ore prices decreased overall in the second quarter of 2012 compared same period of 2011.  The price decreases were due to a sluggish steel market, as the steel sector posted widespread losses in the first half of 2012. We believe steel companies are likely to further tighten purchases of raw materials and the price of imported iron ore is likely to trend downward in the short-term until the end of third quarter. We expect the price of iron ore may stabilize at its current level in a longer term which is supported by the growth of demand in the PRC.  Our trading business decreased significantly in net revenues during the second quarter of 2012 compared to the same period in 2011. In respond to the deteriorating market we significantly decreased our trading activities to control market risks in the second quarter. We continued to firm our business relationship with large suppliers and stabilize our supply capacity .We believe our effort to build our supply capacity will benefit us in the long term and strengthen our market position in the industry in the PRC.

Scrap Metal Recycling. Both the net revenue and gross profit margin for our recycling business decreased significantly compared to same period of prior year due to the factors described above. Although the market is still weak we believe the industry has passed the worst and recovery will pick up momentum in the late of 2012. We believe that our recycling operations will generate greater revenue growth in the remaining quarters of 2012 as we gain more operational experience and create efficiencies at the Facility. Moreover, with the increase in our sales force, we have commenced a concerted effort to increase our brand name in the market, establishing our reputation on the recycling business. In the long term, we believe that we will benefit from the PRC governmental mandates to increase the use of scrap metal steel as it encourages the use of scrap as opposed to the use of iron ore to satisfy the demand for steel products per China’s Five Year Plan and related national policies. We have concentrated our efforts on streamlining our production and operations by developing standardized production processes, improving cost controls with greater precision and efficiencies. With the expected improvement of our supply chain management, we anticipate that our recycling operation will be the largest drive of revenues for the foreseeable future.  We intend to devote a significant amount of our resources towards the improvement of our operations and if appropriate, its expansion. At the same time, we will continue to pursue our strategy to create a local network of raw material suppliers for our Facility and expand our oversea supply channels.

                While we believe our business is well positioned to grow in the coming years, we will need to continue our efforts to provide capital liquidity to support that growth, although we can offer no assurances that we can acquire such capital on terms acceptable to us.

RESULTS OF OPERATIONS

The table below summarizes the consolidated operating results for the three and six months ended June 30, 2012 and 2011.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2012		2011		2012		2011

Revenues	$4,294,734		$30,968,138		$53,578,925		$80,652,790
Cost of revenues	3,569,816	83.1%	29,618,739	95.6%	51,393,910	95.9%	76,134,622	94.4%
Gross profit	724,918	16.9%	1,349,399	4.4%	2,185,015	4.1%	4,518,168	5.6%

Total operating expenses	1,933,638	45.0%	2,072,567	6.7%	3,621,563	6.8%	3,839,015	4.8%
Operating (loss) income	(1,208,720)	(28.1)%	(723,168)	(2.3)%	(1,436,548)	(2.7)%	679,153	0.8%

Net Revenues

Net revenues for the three and six months ended June 30, 2012, were $4.3 million  and $53.6 million, respectively, representing an decrease of $26.7 million and $27.1 million over the comparable periods in 2011.  The decrease in net revenues for the second quarter is mainly due to a $19.2 million decrease in sales of scrap metals, a $3.9 million decrease in sales of iron ore, a $1.1 million decrease in sales of chromium ore, and $2.4 million decrease in sales of manganese ore. The decrease in net revenues for the six month period ended June 30, 2012 is primarily due to a $17.5 million decrease in sales of scrap metals, a $11.0 million decrease in sales of pellet ore, and an $2.0 million decrease in sales of manganese ore, partially offset by an 2.1million increase in sales of iron ore and an $1.3 million increase in sales of chromium ore.  The type of products we buy and sell are subject to change and are dependent upon availability and the demands of our customers.

Revenue for the three and six months period decreased significantly compared to the same periods of 2011 primarily due to the deteriorated market condition which our customers decreased orders and we also initiatively reduced our trading and production activities significantly to manage market risks.

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2012 was $3.6 million, representing a decrease of $26 million and a gross profit margin of 17%, compared to $29.6 million and a gross profit margin of 4%, in the same period in 2011.  The profit margin increase was primarily due to an adjustment as result of invoicing changes for transactions in prior quarters. Cost of goods sold for the six months ended June 30, 2012 was $51.4 million, representing a decrease of $24.7 million, a gross profit margin of 4%, compared to $76.1 million and a gross profit margin of 6%, in the same period in 2011.  This profit margin decrease was primarily due to decline in profit margin in sales of iron ore and scrap metal compared to prior period. The gross margin for our scrap metal recycling business decreased for the six month period to 1.1% compared to 3.9% for the same period of 2011.

Total Operating Expenses

Operating expenses for the three and six months ended June 30, 2012 were $1.9 million and $3.6 million, representing decreases of $0.1 million and $0.2 million, compared to the three and six months ended June 30, 2011, respectively.

For the three months ended June 30, 2012, the decrease in operating expenses was primarily due to a decrease in professional fees of $0.41 million, including legal fees, audit fees, investor relations, website design and SEC filing services and an decrease in selling expenses of $0.13 million. These decreases were partially offset by an increase in general and administrative expenses of $0.27 million and an increase in operating cost of idle manufacturing facility of $0.14 million.

For the six months ended June 30, 2012, the decrease in operating expenses was primarily due to a decrease in professional fees of $0.52 million and a decrease in selling expenses of $0.27 million. These decreases were partially offset by an increase in general and administrative expenses of $0.42 million primarily resulting from increased non-cash shares compensation to management and employees of $0.31 million, and an increase in operating cost of idle manufacturing facility of $0.16 million.

Other (Income) expense

Total other expense for the three and six months ended June 30, 2012 were $0.43 million and $1.78 million, respectively. During the three and six months ended June 30, 2011, we had other expense of $0.5 million and $1.17 million, respectively.

For the three months ended June 30, 2012, interest expenses remained at $0.4 million over the comparative period in 2011. During the second quarter, the loan guarantee expense and other expense decreased $0.03 million and $0.06 million respectively, compared to same period of 2011. We also accounted for a $0.03 million other than temporary impairment loss from our marketable securities investments.

For the six months ended June 30, 2012, total other expenses increased $0.6 million, compared to the same period in 2011, mainly due to an increase in impairment other than temporary – marketable securities of $0.39 million, an increase interest expense of $0.25 million, an increase in foreign currency transaction loss – marketable securities of $0.15 million, and, an increase in change in fair value of derivative liability $0.13 million. These increases were partially offset by a decrease in other expenses associated with the operation of China subsidiaries of $0.19 million and a decrease in loan guarantee costs of $0.1 million.

Income tax expense

Income tax expenses for the three and six months ended June 30, 2011 was $0.06 million and $0.15 million, respectively. In the comparative periods in 2011, income tax expense was $0.07 million and $0.24 million, respectively.  Our income tax expense was derived mainly from operational results at our Hong Kong subsidiary applying an effective tax rate of 16.5%.

Net  (loss)

For the three and six months ended June 30, 2012, our net loss amounted to $1.7 million and $3.4 million, respectively, comparable to a net loss totaling $1.3 million and $0.7 million, respectively for the comparable 2011 periods. The increase in net loss was due to significantly decreased revenues (decrease $26.7 million or down 86% and $27.1 million or 34% for the three and six month periods, respectively) and gross margin (down 2 percentage points for both the three and six month periods). For the six months ended June 30, 2012, the total other expense increased $0.61 million compared to same period of 2011, which also accounts for the increase in net loss.   The increases in net loss were partially offset by decreased operating expenses (decreased $0.14 million or 7% and $0.22 million or 6% for the three and six month periods, respectively).

Comprehensive Income (Loss)

During the three and six months ended June 30, 2012, our comprehensive loss amounted to $1.69 million and $3.11 million, respectively, compared to comprehensive loss of $1.23 million and $1.96 million in the comparative periods in 2011. Comprehensive income (loss) consists of our net income and other comprehensive income, including change in unrealized loss of marketable securities and foreign currency translation gain (loss).  The functional currency of four of our subsidiaries operating in the PRC is the Chinese Yuan or RMB. The financial statements of our subsidiaries are translated to U.S. dollars using the exchange rate prevailing as of the date of the balance sheet for assets and liabilities, and average exchange rates (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations.  As a result of these translations, we reported a foreign currency translation gain of $.25 million the first six months of 2012, comparable to a gain of $.89 million for the same period in 2011. The non-cash gains had the effect of increasing our reported comprehensive income in both periods.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash.

 Our cash balance at June 30, 2012 totaled $0.9 million, a decrease of $0.1 million as compared to $1 million at December 31, 2011.  At June 30, 2012 our working capital was ($2.56) million, as compared to $1.6 million at December 31, 2011.

As of June 30, 2012, we had invested a total of approximately $50 million for the acquisition of land use rights, construction and equipment purchases for the Facility. We expect to expand the production capacity at the Facility in the future and to build or acquire additional facilities in the future, depending on market conditions.  We have not set a timeframe for this expansion.

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

              We believe we can get sufficient working capital for our operations for at least the next 12 months.  We have bank facilities which provide for cash borrowings or the issuance of commercial letters of credit that we require in our metal ore trading business in the aggregate amount of $79 million.  Approximately $63 million was available under these facilities at June 30, 2012.

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

               On December 20, 2011, Armco HK entered into a Banking Facilities Agreement with DBS Bank (Hong Kong) Limited of $20,000,000 for issuance of commercial letters of credit in connection with the Company’s purchase of metal ore.  The Company pays interest at LIBOR or DBS Bank’s cost of funds plus 2.50% per annum on issued letters of credit in addition to an export bill collection commission equal to 1/8% of the first $50,000 and 1/16% of the balance and an opening commission of 1/4% on the first $50,000 and 1/16% of the balance for each issuance.  Amounts advanced under this facility are repaid from the proceeds of the sale of metal ore.  The lender may terminate the facility at anytime at its sole discretion. The facility is secured by the charge on cash deposit of the borrower, the borrower’s restricted pledged deposit in the minimum amount of 3% of the letter of credit amount, the Company’s letter of comfort and the guarantee of Mr. Kexuan Yao.  At June 30, 2012, the balance outstanding under this facility was $268,000.

             On September 30, 2011, Armco HK, entered into Amendment No. 2 to the March 25, 2009 uncommitted Trade Finance Facility with RZB Austria Finance (Hong Kong) Limited.  The amendment provides for the issuance of $15,000,000 of commercial letters of credit in connection with the purchase of metal ore, an increase of $5,000,000 over the amounts provided for in the March 25, 2010 facility.  The Company pays interest at 200 basis points per annum plus the lender’s cost of funds per annum on issued letters of credit in addition to fees upon issuance of the letter of credit of 1/16% for issuance commissions, negotiation commissions, commission-in-lieu and collection commissions.  Amounts advanced under this facility are repaid from the proceeds of the sale of metal ore.  The lender may, however, terminate the facility at anytime or at its sole discretion upon the occurrence of any event which causes a material market disruption in respect of unusual movement in the level of funding costs to the lender or the unusual loss of liquidity in the funding market. The lender has the sole discretion to decide whether or not such event has occurred.  The facility is secured by restricted cash deposits held by the lender, the personal guarantee of Mr. Kexuan Yao, the Company’s guarantee and a security interest in the contract for the purchase of the ore for which the letter of credit has been issued and the contract for the sale of the ore.  At June 30, 2012, no balance was outstanding under this facility.

On June 18, 2018, Henan Armco obtained a RMB 40,000,000 (approximately $6.3 million) line of credit from China Citic Bank, Zhengzhou Branch, for issuance of letters of credit to finance the purchase of metal ore and scrap metal expiring one (1) year from the date of issuance. The facility is guaranteed by Renewable Metals and Mr. Kexuan. At June 30, 2012, no balance was outstanding under this facility.

                On June 18, 2011, Henan Armco obtained a RMB 70,000,000 (approximately $11 million) line of credit from Guangdong Development Bank Zhengzhou Branch for issuance of letters of credit to finance the purchase of metal ore. The Company pays interest at 120% of the applicable base rate for lending published by the People’s Bank of China (“PBC”) at the time the loan is made on issued letters of credit.  The credit facility is secured by the guarantee provided by Mr. Kexuan Yao and Renewable Metals jointly and the pledge of moveable assets provided by the borrower.  Amounts advanced under this line of credit are repaid from the proceeds of the sale of metal ore.  At June 30, 2012, the balance outstanding under this facility was $6,324,000.

               On November 26, 2011, Henan Armco obtained a RMB 20,000,000 (approximately U.S. $3.2 million) line of credit from China Minsheng Bank, Zhengzhou Branch, for issuance of letters of credit to finance the purchase of metal ore and scrap metal expiring one year from the date of issuance. The facility is guaranteed by Renewable Metals and Mr. Kexuan Yao, the Company’s Chairman and Chief Executive Officer.  At June 30, 2012, no balance was outstanding under this facility.

                On January 30, 2012, Renewable Metals entered into a line of credit facility in the amount of RMB75, 000,000 (approximately $11.8 million) from Bank of China, Lianyungang Branch for the purchase of raw materials. The term of the facility is 12 months with interest at 120% of the applicable base rate for lending published by the People’s Bank of China (“PBOC”) at the time the loan is drawn down per annum. The facility is secured by the guarantees provided by Mr. Kexuan Yao, Mr. Yi Chu, Henan Armco and Henan Chaoyang, respectively. At June 30, 2012, the balance outstanding under this facility was $791,853.

                 On July 1, 2011, Renewable Metals obtained a RMB 72,000,000 (approximately $11.4 million) line of credit from Bank of Communications, Lianyungang Branch expiring two (2) years from the date of issuance, for issuance of letters of credit in connection with the purchase of scrap metal. The letters of credit require Renewable Metals to pledge cash deposit equal to 20% of the letter of credit for letters of credit at sight, or 30% for other domestic letters of credit and for extended domestic letters of credit, the collateral of inventory equal to 166% of the letter of credit. The facility is secured by Renewable Metals inventories and the guarantee provided by Mr. Kexuan Yao, the Company’s Chairman and Chief Executive Officer.  At June 30, 2012, $8,076,905 was outstanding under this facility.

The following table provides certain selected balance sheet comparisons as of June 30, 2012 and December 31, 2011.

	June 30, 2012	December 31,2011	Increase (Decrease)	% of change
Cash	$879,174	$1,042,591	(163,417)	-15.7%
Pledged deposits	9,903,019	8,357,670	1,545,349	18.5%
Marketable securities	1,188,603	1636742	(448,139)	-27.4%
Accounts receivable, net	792,629	758,500	34,129	4.5%
Inventories	13,644,232	33,344,547	(19,700,315)	-59.1%
Advance on purchases	3,915,252	3,079,684	835,568	27.1%
Prepaid corp income taxes - Renewable Metals	470,818	467,546	3,272	0.7%
Prepayments and other current assets	1,174,876	1,744,047	(569,171)	-33%
Total Current Assets	31,968,603	50,431,327	(18,462,724)	-36.6%

Loan payable	12,669,654	6,711,898	5,957,756	88.8%
Banker's acceptance note payable	11,402,689	8,178,029	3,224,660	39.4%
Current maturities of capital lease obligation	2,350,734	2,195,177	155,557	7.1%
Current maturities of long-term debt	3,959,267	3,931,745	27,522	0.7%
Accounts payable	982,070	18,543,129	(17,561,059)	-94.7%
Advances received from Chairman and CEO	300,255	607,009	(306,754)	-50.5%
Customer deposits	740,157	5,851,769	(5,111,612)	-87.4%
Corporate income tax payable	362,825	99,042	263,783	266.3%
Value added tax and other taxes payable	34,515	1,150	33,365	2901.3%
Accured expenses and other current liabilities	1,736,585	2,713,532	(976,947)	-36.0%
Total Current Liabilities	34,538,751	48,832,480	-14,293,729	-29.3%

Our current assets at June 30, 2012 were $32 million, a decrease of $18.5 million, or 37%, from December 31, 2011. This overall decrease reflects a decrease of $19.7 million in inventories, a decrease of $0.57 million in prepayments and other current assets, a decrease of $0.45 million in marketable securities, and a decrease of $0.1 million in cash,  partially offset by an increase of $0.84 million in advance on purchases and  an increase of $1.5 million in pledged deposits,

Inventories decreased $19.7 million at June 30, 2012 compared to December 31, 2011, primarily due to our completion and delivery of previous sales and the decrease in our trading and production activities to manage market risk during the quarter.

               Our prepayments and other current assets decreased $0.57 million at June 30, 2012 compared to December 31, 2011 primarily due to the decreases in prepayments and deposits for our metal ore trading business and deposits related to our scrap metal recycling operations.

Marketable securities decreased $0.45 million at June 30, 2012 compared to December 31, 2011 due to the temporary decrease in the market value of our securities.

              Advance on purchases increased $0.8 million at June 30, 2012 compared to December 31, 2011, and consisted of prepayments to vendors for merchandise and deposits on pending purchases.  These advances on purchases are customary in our business and help us secure inventory below prevailing market prices, thereby providing us with a better opportunity to increase our gross profit margins.

At June 30, 2012, our total current liabilities decreased $14.3 million, or 30%, from December 31, 2011, which reflected  mainly a decrease in accounts payable of $17.6 million, customer deposits of $5.1 million, accrued expenses and other current liabilities of$0.98 million, and advances received from our Chairman and CEO of $0.3 million, partially offset by an increase in loans payable of $5.96 million, banker's acceptance notes payable and letter of credit of $3.22 million, corporate income tax payable of $0.26 million, and current maturities of capital lease obligation of $0.16 million.

Accounts payable decreased $17.6 million at June 30, 2012 compared to December 31, 2011 primarily due to the repayment of outstanding balance owed to our suppliers during the second quarter.

               Customer deposits decreased $5.1 million at June 30, 2012 compared to December 31, 2011 due to timing of customer orders and amounts that we require for deposits. We recognize customer deposit as revenue when the goods have been delivered and the risk of loss has transferred to the customer either at the port of origin or port of destination based on the shipping terms we agree to with our customer. The increase in customer deposits also partially resulted from our implementation of pre-selling strategy to speed our fund turnover.

Loans payable increased $5.96 million at June 30, 2012 compared to December 31, 2011 due to short-term borrowings under our letter of credit facilities in the first six month of 2012 used to finance the payment of purchases. We used collections of accounts receivable to repay these short-term borrowings.

Banker's acceptance note payable increased $3.22 million at June 30, 2012 compared to December 31, 2011 primarily due to an increase in short-term borrowing used in raw materials acquisition.

Accrued expenses and other current liabilities decreased $0.98 million at June 30, 2012 compared to December 31, 2011 due to timing difference of shipments and payment of our payables. Accrued expenses consist of accrued expenses and other payables related to shipping fees.

At June 30, 2012, we owed our Chairman and CEO, Mr. Kexuan Yao, $0.30 million for funds he advanced to us for working capital purposes, a net decrease of $0.31 from December 31, 2011as result of repayment during the second quarter.

Corporate income tax payable increased $0.26 million at June 30, 2012 compared to December 31, 2011 mainly due to tax payable increase for the first six months of 2012.

                  We do not have any commitments for capital expenditures at June 30, 2012.

Statement of Cash Flows

For the first six months of 2012, our net decrease in cash totaled $0.16 million, and was comprised of $4.95 million used in operating activities and $2.85 million used in investing activities, offset by $7.65million provided by financing activities.

For the first six months of 2011, our net decrease in cash totaled $1.3 million, and was comprised of $13.9 million generated by operating activities, offset by $14.7 million used in financing activities and $0.5 million used in investing activities.

Cash flows from Operating Activities

For the first six months of 2012 cash used in operations of $4.95 million was mainly comprised of a decrease in accounts payable of $17.6 million, a decrease in customer deposits of $5.2 million, a decrease in accrued expenses and other current liabilities of $1.1 million, and a decrease of prepayments and other current assets of $0.58 million. These cash outflows were partially offset by a decrease in inventory of $19.8 million, an increase in advance on purchase of $0.8 million, an increase in taxes payable of $0.3 million.

               For the first six months of 2011 cash generated by operations of $13.9 million was mainly comprised of a decrease in accounts receivable of $18.9 million, a decrease of prepayments and other current assets of $2.8 million, and an increase in customer deposits of $7.1 million. These cash inflows were partially offset by an increase in inventory of $3.0 million, a decrease in accounts payable of $1.4 million, a decrease in taxes payable of $0.96 million, an increase in advance on purchases of $4.9 million, a decrease in accrued expenses and other current liabilities of $5.3 million,.

Cash flows from Investing Activities

For the six months ended June 30, 2012 cash used in investing activities of $2.85million was due to purchases of property and equipments of $1.3 million and payment made toward pledged deposits of $13.67 million, partially offset by proceeds received from the release of pledge deposits of $12.16 million

               For the six months ended June 30, 2011 cash used in investing activities of $0.5 million was due to purchases of property and equipments of $1.3 million and payment made toward pledged deposits of $26.2 million, partially offset by proceeds received from the release of pledge deposits of $27.1 million.

Cash provided by Financing Activities

For the six months ended June 30, 2012 cash provided by financing activities of $7.65 million was mainly due to proceeds from loans payable of $51.3 million and banker's acceptance notes payable of $3.2 million, partially offset by the repayment of loans payable of $45.5 million and repayment of mortgage payable of $1.1 million, and repayment to Chairman and CEO of $0.31 million.

               For the six months ended June 30, 2011 cash used in financing activities of $14.7 million was mainly due to the repayment of loans payable of $61.9 million and repayment of capital lease obligation of $0.4 million, and repayment to Chairman and CEO of $0.073 million, partially offset by proceeds from loans payable of $45.7 million and banker's acceptance notes payable of $1.9 million.

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

Contractual Obligations and Commitments.

At June 30, 2012, our long-term debt and financial obligations and commitments by due dates were as follows:

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
BBanker's acceptance notes payable and letters of credit (1)	11,402,689	11,402,689	-	-	-
Current portion of Long-Term Debt Obligations(2)	3,959,267	3,959,267	-	-	-
Short-Term Loans Payable (3)	12,669,654	12,669,654	-	-	-
Capital Lease Obligations (4)	5,292,971	2,350,734	2,942,237	-	-
Operating Lease Obligations (5)	285,120	74,432	210,688	-	-
Purchase Obligations	-	-	-	-	-
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP	-	-	-	-	-
Total	33,609,701	30,456,776	3,152,925	-	-

(1)	See Note 10 – Banker's acceptance notes payable and letters of credit in our unaudited consolidated financial statements included in this Report.
(2)	See Note 13 – Long-Term Debt in our unaudited consolidated financial statements included in this report.
(3)	See Note 9 – Loans Payable in our unaudited consolidated financial statements included in this Report.
(4)	See Note 12 – Capital lease obligation in our unaudited consolidated financial statements included in this Report.
(5)	See Note 15 – Operating lease in our unaudited consolidated financial statements included in this Report.

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

Our company’s loans payable, banker’s acceptance notes payable, capital lease obligation, and long-term debt approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to our company for similar financial arrangements at June  30, 2012 and 2011.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, to allow timely decisions regarding required disclosure.  Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2012.  Based on that evaluation, we have identified material weaknesses in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)).  These weaknesses include a lack of sufficiently qualified accounting and other finance personnel with appropriate U.S. GAAP knowledge and experience. Solely as a result of these material weaknesses, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of June 30, 2012. The general experience of our accounting and finance personnel and the qualifications of our audit committee financial expert are described in more detail below.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 3, 2012, the Company entered into a Legal Services Agreement with All Bright Law Office (“All Bright”), a PRC law firm located in Shanghai City. Pursuant to the Legal Agreement, All Bright agreed to provide Chinese-law related legal counsel services from April 1, 2012 to March 31, 2013. The Company issued 300,000 shares of its common stock to All Bright as compensation of its services.

On May 4, 2012, the Company agreed to pay Director Mr. Weiping. Shen 50,000 shares of the Company’s restricted common stock in conjunction with his appointment to the Company's board of directors.  The shares awarded to Mr. Shen will vest 50% on September 30, 2012 and 50% on May 3, 2013.  The restricted stock vests only if Mr. Shen is still a director of the Company on the vesting date (with limited exceptions).

The foregoing securities were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). These securities qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance securities by us did not involve a public offering. The offerings were not “public offerings” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake offerings in which we sold a high number of shares to a high number of investors.  In addition, these holders of our securities had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act.  This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for the foregoing transactions.

Item 3. Defaults Upon Senior Securities.

              None.

Item 4. Mine Safety Disclosures.

              The Company is not required to provide disclosures required by this Item.

Item 5. Other Information.

               None.

Item 6. Exhibits
 No.                                Description

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**
Financial statements from the quarterly report on Form 10-Q of China Armco, Inc. for the quarter ended June 30, 2012, formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements tagged as blocks of text.

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

China Armco Metals, Inc.

Date: August 14, 2012	By:	/s/ Kexuan Yao
Kexuan Yao
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: August 14, 2012	By:	/s/ Fengtao Wen
Fengtao Wen
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)