Form 10-Q
period 2012-09-30
China Armco Metals, Inc.
filed 2012-11-14
CIK 1410711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of November 13, 2012, 18,348,727 shares of common stock, par value $0.001, are issued and outstanding.

TABLE OF CONTENTS

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.	21

Item 1A.	Risk Factors.	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	22

Item 3.	Defaults Upon Senior Securities.	22

Item 4.	Mine Safety Disclosures.	22

Item 5.	Other Information.	22

Item 6.	Exhibits.	22

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

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

China Armco Metals, Inc. and Subsidiaries

September 30, 2012 and 2011

Index to the Consolidated Financial Statements

Contents	Page(s)

Consolidated Balance Sheets at September 30, 2012 (Unaudited) and December 31,2011	F-2

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months and Nine Months Ended September 30, 2012 and 2011 (Unaudited)	F-3

Consolidated Statement of Stockholders’ Equity for the Interim Period Ended September 30, 2012 (Unaudited)	F-4

Consolidated Statements of Cash Flows for the Nine Months Ended September 30,2012 and 2011 (Unaudited)	F-5

Notes to the Consolidated Financial Statements (Unaudited)	F-6

CHINA ARMCO METALS, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
	September 30, 2012	December 31, 2011
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$589,328	$1,042,591
Pledged deposits	5,876,998	8,357,670
Marketable securities	1,214,343	1,636,742
Accounts receivable	2,736,984	758,500
Inventories	17,359,619	33,344,547
Advance on purchases	2,729,101	3,079,684
Prepaid corp income taxes - Renewable Metals	-	467,546
Prepayments and other current assets	1,084,787	1,744,047

Total Current Assets	31,591,160	50,431,327

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	43,184,909	42,165,437
Accumulated depreciation	(5,567,161)	(3,514,893)

PROPERTY, PLANT AND EQUIPMENT, net	37,617,748	38,650,544

LAND USE RIGHTS
Land use rights	6,455,445	6,422,956
Accumulated amortization	(247,752)	(209,474)

LAND USE RIGHTS, net	6,207,693	6,213,482

Total Assets	$75,416,601	$95,295,353

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Loans payable	$14,199,638	$6,711,898
Banker's acceptance notes payable and letters of credit	9,705,208	8,178,029
Current maturities of capital lease obligation	2,409,352	2,195,177
Current maturities of long-term debt	-	3,931,745
Accounts payable	2,154,666	18,543,129
Advances received from Chairman and CEO	353,753	607,009
Customer deposits	1,597,388	5,851,769
Corporate income tax payable	241,401	99,042
Derivative warrant liability - current portion	115	-
Value added tax and other taxes payable	1,447	1,150
Accrued expenses and other current liabilities	2,358,668	2,713,532

Total Current Liabilities	33,021,636	48,832,480

CAPITAL LEASE OBLIGATION, net of current maturities	2,309,738	4,127,354

DERIVATIVE LIABILITY, net of current portion	-	203

Total Liabilities	35,331,374	52,960,037

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value, 74,000,000 shares authorized, 18,371,640 and 15,421,008 shares issued and outstanding, respectively	18,372	15,421
Additional paid-in capital	30,533,847	29,733,619
Retained earnings	6,135,094	9,366,035
Accumulated other comprehensive income (loss):
Change in unrealized loss on marketable securities	-	(797)
Foreign currency translation gain	3,397,914	3,221,038

Total Stockholders' Equity	40,085,227	42,335,316

Total Liabilities and Stockholders' Equity	$75,416,601	$95,295,353
See accompanying notes to the consolidated financial statements.

 CHINA ARMCO METALS, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Nine Months Ended September 30, 2012	For the Three Months Ended September 30, 2012	For the Nine Months Ended September 30, 2011	For the Three Months Ended September 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

NET REVENUES	$68,939,767	$15,360,842	$96,751,229	$16,098,439

COST OF GOODS SOLD	64,834,976	13,441,066	91,422,865	15,288,243

GROSS PROFIT	4,104,791	1,919,776	5,328,364	810,196

OPERATING EXPENSES:
Selling expenses	308,902	39,550	854,733	312,685
Professional fees	179,560	73,626	747,153	118,348
General and administrative expenses	3,018,709	834,253	2,545,577	777,201
Operating cost of idle manufacturing facility	1,489,693	427,872	1,425,262	525,476

Total operating expenses	4,996,864	1,375,301	5,572,725	1,733,710

INCOME (LOSS) FROM OPERATIONS	(892,073)	544,475	(244,361)	(923,514)

OTHER (INCOME) EXPENSE:
Interest income	(162,252)	(118,079)	(86,423)	(57,039)
Interest expense	1,709,883	498,581	1,364,203	400,775
Foreign currency transaction (gain) loss - marketable securities	36,255	(25,740)	(288,698)	(195,829)
Impairment other than temporary - marketable securities	386,941	-	1,002	1,002
Change in fair value of derivative liability	(88)	(217)	(136,808)	(8,688)
Loan guarantee expense	43,614	12,650	148,666	13,667
Forgiveness of debt	(16,343)	(16,343)
Other (income) expense	197,681	66,833	296,532	(26,749)

Total other (income) expense	2,195,691	417,685	1,298,474	127,139

INCOME (LOSS) BEFORE INCOME TAXES	(3,087,764)	126,790	(1,542,835)	(1,050,653)

INCOME TAX PROVISION (BENEFIT)	143,177	(7,865)	291,279	48,408

NET INCOME (LOSS)	(3,230,941)	134,655	(1,834,114)	(1,099,061)

OTHER COMPREHENSIVE INCOME (LOSS):
Change in unrealized income (loss) of marketable securities	797	-	(1,088,376)	514,858
Foreign currency translation gain (loss)	176,876	(77,860)	1,307,189	420,577

COMPREHENSIVE INCOME (LOSS)	$(3,053,268)	$56,795	$(1,615,301)	$(163,626)

NET INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED:

Net income (loss) per common share - basic and diluted	$(0.18)	$0.01	$(0.12)	$(0.07)

Weighted Average Common Shares Outstanding - basic and diluted	18,201,385	19,469,163	15,348,828	15,373,535

 See accompanying notes to the consolidated financial statements.

CHINA ARMCO METALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Year Ended December 31, 2011 and for the Interim Period Ended September  30, 2012
(Unaudited)
	Common Stock, $0.001 Par Value				Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Change in Unrealized Loss on Marketable Securities	Foreign Currency Translation Gain	Total Stockholders' Equity

Balance, December 31, 2010	14,840,948	$14,841	$28,966,596	$12,711,039	$(506,278)	$1,643,567	$42,829,765

Loan guarantee services received and shares vested from common shares issued to Chaoyang Steel on June 11, 2010 for 5 year loan guarantee services expiring June 30, 2016	33,333	33	89,633				89,666

Issuance of common stock to an employee pursuant to 2009 Stock Incentive Plan for services valued at $3.38 per share granted on October 6, 2010	55,378	55	187,125				187,180

Issuance of common stock to HCI for public relation services for first quarter 2011	10,800	11	29,040				29,051

Issuance of common shares to an employee for future services	10,000	10	27,390				27,400

Issuance of common shares to an employee for future services		-	(27,400)				(27,400)

Loan guarantee services received and shares vested from common shares issued to Chaoyang Steel on June 11, 2010 for 5 year loan guarantee services expiring June 30, 2016	33,333	34	45,299				45,333

Issuance of common stock to HCI for public relation services for second quarter 2011	10,800	10	14,678				14,688

Loan guarantee services received and shares vested from common shares issued to Chaoyang Steel on June 11, 2010 for 5 year loan guarantee services expiring June 30, 2016	33,333	33	13,634				13,667

Issuance of common shares for conversion of accrued expenses-Director cash compensation	17,371	18	23,742				23,760

Issuance of common stock to HCI for public relation services for 3rd quarter 2011	10,800	10	4,418				4,428

Loan guarantee services received and shares vested from common shares issued to Chaoyang Steel on June 11, 2010 for 5 year loan guarantee services expiring June 30, 2016	33,333	34	9,366				9,400

Issuance of common stock to HCI for public relation services for 4th quarter 2011	7,200	7	2,146				2,153

Issuance of common stock to an employee pursuant to 2009 Stock Incentive Plan for services valued at $0.27 per share granted on December 15, 2011	264,379	265	71,119				71,384

Issuance of common stock to Directors for 2011 services pursuant to 2009 Stock Incentive Plan for services valued at $0.27 per share granted on December 15, 2011	60,000	60	16,140				16,200

Issuance of restricted stock to a Director for future services valued at $0.28 per share granted on December 20, 2011	50,000	50	13,950				14,000

Issuance of restricted stock to a Director for future services valued at $0.28 per share granted on December 20, 2011			(14,000)				(14,000)

Amortization of deferred employee services			260,693				260,693

Comprehensive income (loss)
Net Loss				(3,345,004)			(3,345,004)
Change in unrealized loss on marketable securities					505,481		505,481
Foreign currency translation gain						1,577,471	1,577,471

Total comprehensive income (loss)							(1,262,052)

Appropriation to statutory reserves							-
Appropriation to employee welfare funds							-
Dividends paid							-
Dividends declared							-

Balance, December 31, 2011	15,471,008	15,471	29,733,569	9,366,035	(797)	3,221,038	42,335,316

Loan guarantee services received and quarterly shares vested from common shares issued to Chaoyang Steel on June 11, 2010 for 5 year loan guarantee services expiring June 30, 2016	33,333	33	16,634				16,667

Issuance of restricted stock to a Director pursuant to the 2009 Stock Incentive Plan for future services valued at $0.2851 per share granted on December 19, 2011	6,250	6	1,776				1,782

Issuance of restricted stock to a Director pursuant to the 2009 Stock Incentive Plan for future services valued at $0.2851 per share granted on December 19, 2011			(1,782)				(1,782)

Issuance of common stock to employees pursuant to the 2009 Stock Incentive Plan for services valued at $0.57 per share granted on February 6, 2012	57,743	58	33,260				33,318

Issuance of restricted stock to CEO pursuant to an employment agreement for future services valued at $0.499 per share granted on February 8, 2012	1,500,000	1,500	747,000				748,500

Issuance of restricted stock to CEO pursuant to the 2009 Stock Incentive Plan for future services valued at $0.499 per share granted on February 8, 2012			(748,500)				(748,500)

Loan guarantee services received and quarterly shares vested from common shares issued to Chaoyang Steel on June 11, 2010 for 5 year loan guarantee services expiring June 30, 2016	33,333	34	14,263				14,297

Issuance of common shares for legal services to All Bright for service so one year starting from Apirl 1, 2012	75,000	75	32,093				32,168

Cancellation of restricted stock to a Director for future services valued at $0.28 per share granted on December 20, 2011 on May 4, 2012	(50,000)	(50)	(13,950)				(14,000)

Cancellation of restricted stock to a Director for future services valued at $0.28 per share granted on December 20, 2011 on May 4, 2012			14,000				14,000

Issuance of restricted stock to a Director for future services valued at $0.69 per share granted on May 4, 2012	50,000	50	34,450				34,500
							-
Issuance of restricted stock to a Director for future services valued at $0.69 per share granted on May 4, 2012			(34,500)				(34,500)

Loan guarantee services received and quarterly shares vested from common shares issued to Chaoyang Steel on June 11, 2010 for 5 year loan guarantee services expiring June 30, 2016	33,333	34	12,616				12,650

Issuance of common shares for legal services to All Bright for service of one year starting from Apirl 1, 2012	75,000	75	28,388				28,463

Facilities leasing services received and quarterly shares vested from common shares Issued to Hebang on June 24, 2012 for 2 years facilities leasing expiring June 23, 2014	125,000	125	47,313				47,438

Issuance of common stock to employees pursuant to the 2009 Stock Incentive Plan for the first half year of 2012; services valued at $0.33 per share on the grant date on July 30, 2012	561,640	561	184,780				185,341

Issuance of common stock to employees pursuant to the 2009 Stock Incentive Plan for the 3rd quarter of 2012; services valued at $0.33 per share on the grant date on July 30, 2012	400,000	400	131,600				132,000

Issuance of common stock to employees pursuant to the 2009 Stock Incentive Plan for the 3rd quarter of 2012; services valued at $0.33 per share on the grant date on July 30, 2012			(132,000)				(132,000)

Amortization of deferred employee services			432,838				432,838

Comprehensive income (loss)
Net Loss				(3,230,941)			(3,230,941)
Change in unrealized loss on marketable securities					797		797
Foreign currency translation gain						176,876	176,876

Total comprehensive income (loss)							(3,053,268)

Balance, September 30, 2012	18,371,640	$18,372	$30,533,847	$6,135,094	$-	$3,397,914	$40,085,227

See accompanying notes to the consolidated financial statements.

 CHINA ARMCO METALS, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30, 2012	For the Nine Months Ended September 30, 2011
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,230,941)	$(1,834,114)
Adjustments to reconcile net loss to net cash used in operating activities
Loss on write-off of prepaid income taxes	119,635	-
Depreciation expense	2,035,465	2,022,523
Amortization expense	37,219	36,819
Change in fair value of derivative liability	(88)	(136,808)
(Gain) loss from foreign currency exchange rate change on marketable securities	36,255	(288,698)
Impairment other than temporary - marketable securities	386,941	-
Stock based compensation	787,588	391,582
Changes in operating assets and liabilities:
Bank acceptance notes receivable	-	(62,547)
Accounts receivable	(1,974,982)	18,749,355
Inventories	16,067,502	(3,380,020)
Advance on purchases	366,161	(10,751,746)
Prepaid value added tax	350,275
Prepayments and other current assets	667,709	2,831,681
Accounts payable	(16,394,678)	(1,131,872)
Customer deposits	(4,283,980)	4,976,595
Taxes payable	142,650	(932,028)
Accrued expenses and other current liabilities	(300,445)	4,156,323

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(5,187,715)	14,647,045

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from release of pledged deposits	18,666,779	44,816,917
Payment made towards pledged deposits	(16,154,504)	(36,628,416)
Purchases of property, plan and equipment	(810,090)	(1,385,735)

NET CASH PROVIDED BY INVESTING ACTIVITIES	1,702,185	6,802,766

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	53,038,261	59,785,871
Repayment of loans payable	(45,629,273)	(74,972,981)
Banker's acceptance notes payable	1,485,814	(2,752,064)
Repayment of capital lease obligation	(1,635,420)	(568,656)
Repayment of long-term debt	(3,951,632)	(4,691,018)
Advances from(repayment to) Chairman and CEO	(253,262)	(172,404)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	3,054,488	(23,371,252)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(22,222)	(27,195)

NET CHANGE IN CASH	(453,264)	(1,948,636)

Cash at beginning of period	1,042,591	3,097,917

Cash at end of period	$589,328	$1,149,281

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$1,709,883	$1,364,203
Income tax paid	$-	$1,223,999

NON CASH FINANCING AND INVESTING ACTIVITIES:
Accrued director cash compensation paid in common shares in lieu of cash	-	23,760
Accrued compensation paid in common shares in lieu of cash	-	187,180

See accompanying notes to the consolidated financial statements.

China Armco Metals, Inc. and Subsidiaries
September 30, 2012 and 2011
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

Principles of Consolidation

The Company applies the guidance of Topic 810 “Consolidation” of the FASB Accounting Standards Codification to determine whether and how to consolidate another entity.  Pursuant to ASC Paragraph 810-10-15-10 all majority-owned subsidiaries—all entities in which a parent has a controlling financial interest—shall be consolidated except (1) when control does not rest with the parent, the majority owner; (2) if the parent is a broker-dealer within the scope of Topic 940 and control is likely to be temporary; (3) consolidation by an investment company within the scope of Topic 946 of a non-investment-company investee.  Pursuant to ASC Paragraph 810-10-15-8 the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, of more than 50 percent of the outstanding voting shares of another entity is a condition pointing toward consolidation.  The power to control may also exist with a lesser percentage of ownership, for example, by contract, lease, agreement with other stockholders, or by court decree. The Company consolidates all less-than-majority-owned subsidiaries, in which the parent’s power to control exists.

The consolidated financial statements include all accounts of the Company and the entities as of September 30, 2012 and 2011 and for the interim period then ended as follows:

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

The Company’s loans payable, banker’s acceptance notes payable, capital lease obligation, and long-term debt approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at September 30, 201 2 and 2011.

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

The Company did not employ foreign currency forward contracts to convert unforeseeable foreign currency exchange rates to fixed foreign currency exchange rates for the interim period ended September 30, 2012 or 2011.

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

Investment Credit - Government

Certain Chinese local governments provide non-refundable investment credits to encourage enterprises to invest in local communities.  Investment credits from local governments are credited to other income – investment credit – government, upon receipt.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended September 30, 2012 or 2011.

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

	September 30, 2012	December 31, 2011	September 30 , 2011	December 31, 2010

Balance sheets	6.3265	6.3585	6.3952	6.6118

Statements of operations and comprehensive income (loss)	6.3180	6.4640	6.4972	6.7788

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

The following table shows the potentially outstanding dilutive common shares excluded from the diluted net income (loss) per common share calculation as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares

	For the Interim Period Ended September 30, 2012	For the Interim Period Ended September 30, 2011

Warrants issued on August 1, 2008 in connection with the Company’s August 1, 2008 equity financing inclusive of non-derivative warrants to purchase 1,031,715 shares and derivative warrants to purchase 186,306 shares at $5.00 per share expiring five (5) years from date of issuance	1,218,021	1,218,021

Warrants issued on April 20, 2010 in connection with the Company’s April 20, 2010 equity financing inclusive of warrants to purchase 1,538,464 shares to the investors and warrants to purchase 76,923 shares to the placement agent at $7.50 per share expiring five (5) years from date of issuance	1,615,387	1,615,387

Sub-total - Warrants	2,833,408	2,833,408

Options issued on October 5, 2010 to an employee to purchase 40,000 common shares exercisable at $5.00 per share expiring five (5) years from the date of issuance	40,000	40,000

Sub-total - Options	40,000	40,000

Total potentially outstanding dilutive common shares	2,873,408	2,873,408

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

FASB Accounting Standards Update No. 2012-02

In July 2012, the FASB issued the FASB Accounting Standards Update No. 2012-02 “Intangibles—Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”).

This Update is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. This guidance builds upon the guidance in ASU 2011-08, entitled Testing Goodwill for Impairment. ASU 2011-08 was issued on September 15, 2011, and feedback from stakeholders during the exposure period related to the goodwill impairment testing guidance was that the guidance also would be helpful in impairment testing for intangible assets other than goodwill.

The revised standard allows an entity the option to first assess qualitatively whether it is more likely than not (that is, a likelihood of more than 50 percent) that an indefinite-lived intangible asset is impaired, thus necessitating that it perform the quantitative impairment test. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired.

This Update is effective for annual and interim impairment tests performed in fiscal years beginning after September 15, 2012.  Earlier implementation is permitted.

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

Pledged deposits consisted of the following:

	September 30, 2012	December 31, 2011

Armco HK

Letters of credit (i)	$20,442	$2,109,832

Sub-total – Armco HK	20,442	2,109,832

Renewable Metals

Bank acceptance notes payable (ii)	1,580,653	1,100,889

Letters of credit (iii)	2,437,768	3,774,475

Deposit for capital lease obligation (iv)	474,196	417,809

Sub-total – Renewable Metals	4,492,617	5,347,173

Henan Armco

Letters of credit (v)	1,363,939	900,665

Sub-total – Henan Armco	1,363,939	900,665

	$5,876,998	$8,357,670

(i)
$6,518 was released to the Company as part of the payment toward outstanding letters of credit and the remaining balance is to be released to the Company as part of the payment toward outstanding letters of credit when those letters of credit mature on November 15, 2012.

(ii)	$1,580,653 is to be released to the Company when the related banker’s acceptance notes payable mature ranging from November 15, 2012 through February 18, 2013.

(iii)	$2,437,769 is to be released to the Company for payment toward fulfilled letters of credit when those letters of credit mature ranging from February 6, 2013 through February 18 , 2013.

(iv)	$474,196 is to be released to the Company as part of the payment towards capital lease installment payment when the capital lease agreement matures on December 15, 2014.

(v)	$1,363,939 is to be released to the Company as part of the payment toward fulfilled letters of credit t when those letters of credit mature ranging from November 15, 2012 through February 10, 2013.

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

At September 30, 2012, the estimated fair value of the investment in Apollo Minerals was approximately ($2.19) million less than its original cost based on most recent market PPM price of AUD0.04 per common share; whereby Apollo Minerals sold 89,550,000 common shares for AUD3,600,000 on May 8, 2012.  Even though the Company intends to hold these shares, the management of the Company concluded that the decline in the fair value was other than temporary and recorded the unrealized loss of marketable securities to (i) impairment – other than temporary of ($0.38) million in other income (loss) and (ii) foreign currency transaction loss in other income (loss) in the accompanying consolidated statements of operations and comprehensive income (loss) for the interim period  ended September 30, 2012.

The table below provides a summary of the changes in the fair value of marketable securities, available for sale measured at fair value on a recurring basis using Level 1 of the fair value hierarchy to measure the fair value.

		Fair Value Measurement Using Level 1 Inputs
	Original cost	Impairment – Other Than Temporary	Accumulated Foreign Currency Transaction Gain (Loss)	Other Comp. Loss - Change in Unrealized Loss		Fair Value

Balance, December 31, 2010	$3,396,658	$-	$-		$(506,278)	$2,890,380

Purchases, issuances and settlements

Total gains or losses (realized/unrealized) included in:

Net Loss: Impairment – other than temporary		(1,980,000)				(1,980,000)

Net Loss: Gain (loss) on foreign currency rate change			220,881			220,881

Other comprehensive income (loss): Changes in unrealized loss			-		505,481	505,481

Balance, December 31, 2011	3,396,658	(1,980,000)	220,881		(797)	1,636,742

Purchases, issuances and settlements

Total gains or losses (realized/unrealized) included in:

Net Loss: Impairment – other than temporary		(386,941)				(386,941)

Net Loss: Gain (loss) on foreign currency rate change			(36,255)		-	(36,255)

Other comprehensive income (loss): Changes in unrealized loss			-		797	797

Balance, September 30, 2012	$3,396,658	$(2,366,941)	$184,626	$	(-)	$1,214,343

Note 5 – Accounts Receivable

Accounts receivable consisted of the following:

	September 30, 2012		December 31, 2011

Accounts receivable	$2,736,984	*	$758,500

Allowance for doubtful accounts	(-)		(-)

	$2,736,984		$758,500

*
The Company collected $1,783,873 before November 1, 2012 , and the remaining balance of the accounts receivable of $953,111 is within the normal credit terms granted to the customers and expected to be collected when due.

Note 6 – Inventories

Inventories consisted of the following:

	September 30, 2012		December 31, 2011

Raw materials – scrap metal	$7,742,077	*	$10,031,185

Finished goods – processed scrap metal	9,253,533	*	3,833,910

Purchased merchandise for resale	364,009		19,479,451

	$17,359,619		$33,344,547

*
Renewable Metals raw materials and finished goods are collateralized for loans from the Bank of Communications Limited Lianyungang Branch. Raw materials consisted of scrap metals to be processed and finished goods were comprised of all of the processed scrap metal at Renewable Metals.  Due to the short duration time for the processing of its scrap metal, there was no material work-in-process inventory at September 30, 2012 or December 31, 2011.

Slow-Moving or Obsolescence Markdowns

The Company recorded no inventory obsolescence adjustments for the interim period ended September 30, 2012 or 2011.

Lower of Cost or Market Adjustments

There was no lower of cost or market adjustments for the interim period ended September 30, 2012 or 2011.

Note 7 – Property, Plant and Equipment

Property, plant and equipment, stated at cost, less accumulated depreciation consisted of the following:

	Estimated Useful Life (Years)			September 30, 2012	December 31, 2011

Buildings and leasehold improvements (i)		20		$24,107,391	$23,923,160

Construction in progress				4,545,856	3,251,525

Machinery and equipment		7		12,983,267	13,536,934

Vehicles		5		1,292,273	1,203,692

Office equipment	5	-	8	256,122	250,126

				43,184,909	42,165,437

Less accumulated depreciation (ii)				(5,567,161)	(3,514,893)

				$37,617,748	$38,650,544

(i)      Capitalized Interest

The Company did not capitalize any of interest to fixed assets for the interim period ended September 30, 2012 or 2011.

(ii)      Depreciation and Amortization Expense

Depreciation and amortization expense for the interim period ended September 30, 2012 and 2011 was $2,035,465 and $2,022,523, respectively.

(iii)     Collateralization of Property, Plant and Equipment

Both Renewable Metals and Lianyungang Armco’s property, plant and equipment representing substantially all of the Company’s property, plant and equipment are collateralized for loans from the Bank of China Lianyungang Branch.

Note 8 – Land Use Rights

Renewable Metals

On September 28, 2007, Renewable Metals entered into an agreement with the Chinese government, whereby the Company paid RMB 14,384,002 to acquire the right to use 129,585.60 square meters of land for approximate 50 years.  In November 2007, the Company expended additional RMB 1,076,300 in aggregate in land survey, transfer agent fees and land use right transfer tax in connection with the acquisition of the land use right and obtained the land use right certificate (Certificate No. 017158277) expiring December 30, 2058 on November 20, 2007.  The purchase price and related acquisition costs are being amortized over the term of the right of approximately fifty (50) years.

Lianyungang Armco

On September 2, 2010, the Company entered into an agreement with the Chinese government, whereby the Company made a deposit of RMB 8,160,000 in aggregate towards the acquisition of the right to use 199,999 square meters of land for RMB 40,800,000.  On April 13, 2011, the Company paid an additional RMB16,320,000 to acquire the land use right to use 100,045 square meters of land and obtained the related certificate of the land use right (Certificate No. (L) LUR (2011) Y003218) expiring September 9, 2060 on October 25, 2011.  The Company expended an additional RMB 900,067 in aggregate in land survey, transfer agent fees and land use right transfer tax in connection with the acquisition of the land use right.  In addition, Lianyungang Armco expended an additional RMB 20, 674,830 to level the land as of December 31, 2011, which was recorded as construction in progress included in consolidated balance sheets.  The purchase price and related acquisition costs shall be amortized over the term of the right of approximately fifty (50) years when the land is ready to use in the intended purpose.

The Company needs to pay an additional RMB16, 320,000 (equivalent to $2,566,643 using U.S. Dollar to RMB at 6.3585 exchange rate) to acquire the land use right to use the remaining 100,045 square meters of land.

The short term plan for this parcel of land is for warehouse of raw materials and products when Renewable Metals’ space becomes scarce for future expansion and the long term plan for the land is to construct automobile dismantling production line or build a scrap metal trading market center, depending on the Company’s progress on obtaining necessary license and permits and market conditions.

Land use rights, stated at cost, less accumulated amortization, consisted of the following:

	September 30, 2012	December 31, 2011

Renewable Metals

Land use right	$2,443,737	$2,431,438

Accumulated amortization	(247,752)	(209,474)

	2,195,985	2,221,964

Lianyungang Armco

Land use right	4,011,708	3,991,518

Accumulated amortization	(-)	(-)

	4,011,708	3,991,518-

Total

Land use right	6,455,445	6,422,956

Accumulated amortization	(247,752)	(209,474)

	$6,207,693	$6,213,482

(i)      Amortization Expense

Amortization expense for the interim period ended September 30, 2012 and 2011 was $37,219 and $36,819, respectively.

(ii)     Collateralization of Land Use Rights

Both Renewable Metals and Lianyungang Armco’s land use rights representing all of the Company’s land use rights are collateralized for loans from the Bank of China Lianyungang Branch.

Note 9 – Loans Payable

Loans payable consisted of the following:

	September 30, 2012	December 31, 2011

Armco HK

Loan payable to RZB Austria Finance (Hong Kong) Limited, collateralized by certain of the Company’s inventory, guaranteed by the Company’s Chairman and Chief Executive Officer, with interest at the bank’s cost of funds plus 200 basis points per annum, with principal and interest due and repaid in full on January 12, 2012.	-	325,196

Loan payable to DBS, collateralized by certain of the Company’s inventory, guaranteed by the Company’s Chairman and Chief Executive Officer, with interest at an average of 3.44% per annum, $495,441 of which was repaid and the remaining balance was past due as of November 14, 2012.	1,250,380	-

Loan payable to ING Bank, Hong Kong Branch, in the form of letters of credits, secured by (i) pledged deposits equal to 5% of the letters of credits, (ii) guarantee from China Armco Metals, Inc., (iii) guarantee by the Company’s Chairman and Chief Executive Officer, and (iv) assignment of specific receivables, with interest at the bank’s cost of funds plus 250 basis points (3.63%) per annum, payable monthly with principal due December 7, 2011 and repaid in full on January 9, 2012.	-	702,250

Sub-total - Armco HK	1,250,380	1,027,446

Renewable Metals

Loan payable to Bank of Communications, Lianyungang Branch, under trade credit facilities, collateralized by Renewable Metals inventories and guaranteed by the Company’s Chairman and Chief Executive Officer, with interest at 120% of the bank’s benchmark rate, per annum (average 7.194%), payable monthly; $1,580,653 was repaid on November 9, 2012 and the remaining balance is due from November 24, 2012 through February 13, 2013	4,741,958	5,504,443

Loan payable to Bank of China, Lianyungang Branch, under trade credit facilities, guaranteed by the Company’s Chairman and Chief Executive Officer, with interest at 7.872%, per annum, payable monthly, with principal due from March 27, 2013 through May 21, 2013.	7,903,264	-

Sub-total – Renewable Metals	12,645,222	5,504,443

Henan Armco

Loan payable to Guangdong Development Bank Zhengzhou Branch, collateralized by certain of Henan’s inventory, with interest at 6.5%, per annum, payable monthly; $146,000 was repaid on November 2, 2012 and the remaining balance due November 23, 2012	304,036	180,009

Sub-total – Henan Armco	-	180,009

	$14,199,638	$6,711,898

Note 10 – Banker’s Acceptance Notes Payable and Letters of Credit

Banker’s acceptance notes payable consisted of the following:

	September 30, 2012	December 31, 2011

Renewable Metals

Banker’s acceptance notes payable maturing from November 10, 2012 through December 1, 2012	$1,580,653	$1,100,889

Letters of credit maturing from February 6 through February 18, 2013	8,124,555	7,077,141

	$9,705,208	$8,178,029

Note 11 – Related Party Transactions

Advances from Stockholder

From time to time, the Chairman, CEO and significant stockholder of the Company advances funds to the Company for working capital purpose.  Those advances are unsecured, non-interest bearing and due on demand.

Operating Lease from Chairman, CEO and Stockholder

On January 1, 2006, Henan entered into a non-cancellable operating lease for its 176.37 square meters commercial office space in the City of Zhengzhou, Henan Province, PRC from the Chairman, Chief Executive Officer and significant stockholder of the Company for RMB10,000 per month, which expired on December 31, 2008 and has been extended through December 31, 2012.  Total lease payments for the interim periods ended September 30, 2012 and 2011 amounted to RMB 90,000 (equivalent to $14,245 and $13,852).  Future minimum lease payments required under the non-cancelable operating lease are RMB 30,000 (equivalent to $4,742 ) for the remainder of 2012.

Note 12 – Capital Lease Obligation

Capital lease obligation consisted of the following:

	September 30, 2012	December 31, 2011

Renewable Metals

(i) Capital lease obligation to a financing company for a term of three (3) years, collateralized by certain of Renewable Metals machinery and equipment, with interest at 11.8% per annum, with principal and interest due and payable in monthly installments of RMB 497,897 on the 23rd of each month.	$1,025,465	$1,604,437

Less current maturities	(870,271)	(789,733)

Capital lease obligation, net of current maturities	155,194	814,704

(ii) Capital lease obligation to a financing company for a term of three (3) years, collateralized by certain of Renewable Metals machinery and equipment, with interest at 11% per annum, with principal and interest due and payable in quarterly installments of RMB 2,969,054 on the 15th of each quarter.	3,693,625	4,718,094

Less current maturities	(1,539,081)	(1,405,444)

Capital lease obligation, net of current maturities	2,154,544	3,312,650

Total capital lease obligation	4,719,090	6,322,531

Less current maturities	(2,409,352)	(2,195,177)

TOTAL CAPITAL LEASE OBLIGATION, net of current maturities	$2,309,738	$4,127,354

The future minimum payments under this capital lease obligation at September 30, 2012 were as follows:

Year ending December 31:

2012 (remainder of the year)	$700,551

2013	2,723,468

2014	1,857,345

Total capital lease obligation payments	5,281,364

Less amounts representing interest	(562,274)

Present value of total future capital lease obligation payments	$4,719,090

Note 13 – Long-Term Debt

Long-term debt consisted of the following:

	September 30, 2012	December 31, 2011

Renewable Metals

Long-term debt due to Bank of China, Lianyungang Branch, collateralized by all of Renewable Metals building and land use rights, with interest at 5.40% per annum payable monthly, with the remaining principal of RMB25,000,000 due August 25, 2012.	$-	$3,931,745

Less current maturities	(-)	(3,931,745)

LONG-TERM DEBT, net of current maturities	$-	$-

Note 14 – Derivative Instruments and the Fair Value of Financial Instruments

(i)      Warrants Issued in 2008

Description of Warrants and Fair Value on Date of Grant

In connection with the four (4) rounds of private placements from July 25, 2008 through August 8, 2008 (the “2008 Unit Offering”), the Company issued (i) warrants to purchase 2,486,649 common shares of the Company to the investors and (ii) warrants to purchase 242,264 common shares of the Company to the brokers, or 2,728,913 common shares in aggregate (“2008 Warrants”) with an exercise price of $5.00 per share expiring on August 31, 2013, all of which have been earned upon issuance.

The Company estimated the fair value of 2008 warrants on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

July 25, 2008 through August 8, 2008

Expected life (year)	5.00

Expected volatility (*)	89.00%

Risk-free interest rate	3.23%

Expected annual rate of quarterly dividends	0.00%

*
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

•	The Holder would exercise the warrant at maturity if the stock price was above the exercise price;

•	Reset events projected to occur are based on no future projected capital needs;

•	The Holder would exercise the warrant as they become exercisable at target prices of $7.50 for the 2008 Offering, and lowering such target as the warrants approached maturity;

•	The probability weighted cash flows are discounted using the risk free interest rates.

•	The risk-free interest rate is based on a yield curve of U.S treasury interest rates on the date of valuation based on the contractual life of the warrants

•	Expected annual rate of quarterly dividends is based on the Company’s dividend history and anticipated dividend policy.

(c)	Fair Value of Derivative Warrants

The fair value of the 2008 derivative warrants were computed using the lattice model with the following assumptions:

	September 30, 2012	December 31, 2011

Expected life (year)	1.00	1.50

Expected volatility	75.00%	69.00%

Risk-free interest rate	0.19%	0.25%

Expected annual rate of quarterly dividends	0.00%	0.00%

The fair value of the embedded derivative warrants is marked-to-market at each balance sheet date and the change in the fair value of the embedded derivative warrants is recorded in the consolidated statements of operations and comprehensive income (loss) as other income or expense.

The table below provides a summary of the fair value of the remaining derivative warrant liability and the changes in the fair value of the remaining derivative warrants to purchase 186,306 shares of the Company’s common stock, including net transfers in and/or out, of derivative warrants measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Fair Value Measurement Using Level 3 Inputs
	Derivative warrants Assets (Liability)	Total

Balance, December 31, 2011	$(203)	$(203)

Total gains or losses (realized/unrealized) included in:

Net income (loss)	88	88

Other comprehensive income (loss)	-	-

Purchases, issuances and settlements	-	-

Transfers in and/or out of Level 3	-	-

Balance, September 30, 2012	$(115)	$(115)

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

Warrants Outstanding

As of September 30, 2012 warrants to purchase 1,218,021 shares of Company common stock remain outstanding.

The table below summarizes the Company’s derivative warrant activity

	2008 Warrant Activities				APIC	(Gain) Loss
	Derivative Shares	Non-derivative Shares	Total Warrant Shares	Fair Value of Derivative Warrants	Reclassification of Derivative Liability	Change in Fair Value of Derivative Liability

Derivative warrant at December 31, 2010	186,306	1,031,715	1,218,021	(138,143)	-	-

Mark to market				137,940		(137,940)

Derivative warrant at December 31, 2011	186,306	1,031,715	1,218,021	(203)		(137,940)

Mark to market				88		(88)

Derivative warrant at September 30, 2012	186,306	1,031,715	1,218,021	(115)		(88)

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

Warrants Valuation and Related Assumptions

The 2010 warrants were valued on the date of grant with the following assumptions:

•	The underlying MYSE MKT stock price $6.95 was used as the fair value of the common stock on April 20, 2010;

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

Warrants Outstanding

As of September 30, 2012 warrants to purchase 1,615,387 shares of its common stock remain outstanding.

(iii)           Warrant Activities

The table below summarizes the Company’s non-derivative warrant activities through September 30, 2012:

	Number of Warrant Shares	Exercise Price Range Per Share			Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, December 31, 2010	2,833,408	$5.00	-	7.50	$6.43	$-	$-
-
Granted	-		-		-	-	-
Canceled for cashless exercise	(-)		-		-	-	-
-
Exercised (Cashless)	(-)		-		-	-	-
Exercised	(-)		-		-	-	-
Expired	-		-		-	-	-
Balance, December 31, 2011	2,833,408	$5.00	-	7.50	$6.43	$-	$-

Granted	-		-		-	-	-
Canceled for cashless exercise	(-)		-		-	-	-
-
Exercised (Cashless)	(-)		-		-	-	-
Exercised	(-)		-		-	-	-
Expired	-		-		-	-	-
Balance, September 30, 2012	2,833,408	$5.00	-	7.50	$6.43	$-	$-

Earned and exercisable, September 30, 2012	2,833,408	$5.00	-	7.50	$6.43	$-	$-

Unvested, September 30, 2012	-		$-		$-	$-	$-

The following table summarizes information concerning outstanding and exercisable warrants as of September 30, 2012:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$5.00	1,218,021	0.83	$5.00	1,218,021	0.83	$5.00

$7.50	1,615,387	2.55	$7.50	1,615,387	2.55	$7.50

$5.00 - $7.50	2,833,408	1.81	$6.43	2,833,408	1.81	$6.43

Note 15 – Commitments and Contingencies

Uncommitted Trade Credit Facilities

The Company entered into uncommitted trade credit facilities with certain financial institutions.  Substantially all of the uncommitted trade credit facilities were guaranteed by Mr. Yao, the Company’s Chairman, Chief Executive Officer and principal stockholder.

The uncommitted trade credit facilities at September 30, 2012 were as follows:

	Date of Expiration	Total Facilities	Facilities Used	Facilities Available

Armco HK

DBS (Hong Kong) Limited (i)	December 20, 2012	$20,000,000	$776,000	$19,224,000

RZB (Beijing) Branch (ii)	February 28, 2013	15,000,000	-	15,000,000

Sub-total - Armco HK		35,000,000	776,000	34,2324,000

Henan Armco

China Minsheng Bank Zhengzhou Branch (iii)	November 26, 2012	3,161,306	-	3,161,306

China CITIC Bank (iv)	June 18, 2013	6,322,611	-	6,322,611

Guangdong Development Bank Zhengzhou Branch (v)	September 19, 2012	11,064,570	6,097,796	4,966,773

Sub-total – Henan Armco		20,548,487	6,097,796	14,450,690

Renewable Metals

Bank of China Lianyungang Branch (vi)	January 29, 2013	11,854,896	7,903,264	3,951,632

Shanghai Pudong Development Bank (vii)	June 19, 2013	2,370,979	2,367,818	3,161

Bank of Communications Lianyungang Branch (viii)	September 30, 2013	11,380,700	8,061,329	3,319,371

Sub-total – Renewable Metals		25,606,575	18,332,411	7,274,164

		$81,155,062	$25,206,207	$55,948,854

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

(iii)
On November 26, 2011, Henan Armco obtained a RMB 20,000,000 (approximately $3.1 million) line of credit from China Minsheng Bank, Zhengzhou Branch, for issuance of letters of credit to finance the purchase of metal ore and scrap metal expiring one (1) year from the date of issuance. The facility is guaranteed by Renewable Metals and Mr. Kexuan Yao, the Company’s Chairman and Chief Executive Officer.

(iv)
On June 18, 2012, Henan Armco obtained a RMB 40,000,000 (approximately $6.3 million) line of credit from China Citic Bank, Zhengzhou Branch, for issuance of letters of credit to finance the purchase of metal ore and scrap metal expiring one (1) year from the date of issuance. The facility is guaranteed by Renewable Metals and Mr. Kexuan Yao, the Company’s Chairman and Chief Executive Officer.

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

(vi)
On January 30, 2012, Renewable Metals entered into a line of credit facility in the amount of RMB75, 000,000 (approximately $11.8 million) from Bank of China, Lianyungang Branch for the purchase of raw materials. The term of the facility is 12 months with interest at 120% of the applicable base rate for lending published by the People’s Bank of China (“PBOC”) at the time the loan is drawn down per annum. The facility is secured by the guarantees provided by Mr. Kexuan Yao, Ms. Yi Chu, Henan Armco and Henan Chaoyang, respectively.

(vii)
On June 20, 2012, Renewable Metals entered into a line of credit facility in the amount of RMB15, 000,000 (approximately $2.4 million) from Shanghai Pudong Development Bank for the purchase of raw materials. The term of the facility is 12 months with interest at 120% of the applicable base rate for lending published by the People’s Bank of China (“PBOC”) at the time the loan is drawn down per annum. The facility is secured by Armco machinery’s land use right and guarantees provided Mr. Kexuan Yao, Ms. Yi Chu.

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

Operating Leases

(i)      Operating Lease - San Mateo Office

On December 17, 2010, China Armco entered into a non-cancelable operating lease for office space that will expire on December 31, 2013.

Future minimum payments required under this non-cancelable operating lease were as follows:

Year ending December 31:

2012 (remainder of the year)	11,525

2013	46,104

$57,629

(ii)      Operating Lease - Armco Shanghai Office

On July 16, 2012, Armco Shanghai entered into a non-cancelable operating lease for office space that will expire on July 31, 2014.

Future minimum payments required under this non-cancelable operating lease were as follows:

Year ending December 31:

2012 (remainder of the year)	25,937

2013	103,747

2014	60,519

$190,203

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

For the interim period ended September 30, 2012, 58,464 tons of scrap metal had been processed at this facility and RMB 1,753,932(equivalent to $277,609 using U.S. Dollar to RMB exchange rate of $1=RMB6.3180 at September 30, 2012) were accrued and included in the inventory of finished goods – processed scrap metal which will be transferred to cost of goods sold upon shipment of processed scrap metal.

First Renewal on April 13, 2012

On April 13, 2012, Renewable Metals renewed the aforementioned non-cancelable operating lease agreement for property, plant, equipment and facilities for an additional two-year term commencing on June 25, 2012, in consideration for (i) the issuance of one (1) million shares of the Company’s common stock and (ii) the payment of RMB1,000,000 (approximately $159,000) in cash. Pursuant to the lease agreement, the Company issued one million shares to the third party on April 13, 2012.  The cash amount is to be paid during the second year of the lease term.

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

The Company paid (i) FINRA member broker-dealers cash commissions of $162,660 and issued those firms five (5) year warrants to purchase a total of 99,650 shares of its common stock at $5.00 per share as compensation for services to the Company, (ii) due diligence fees to certain investors or their advisors in connection with the Offering aggregating $579,316 in cash and issued those firms five (5) year warrants to purchase a total of 142,614 shares of its common stock at $5.00 per share as compensation for services to the Company, and (iii) professional fees in the amount of $97,689 paid in cash in connection with the Offering.  The recipients of these fees included China Direct Investments, Inc., a subsidiary of China Direct, Inc. and a principal stockholder of the company..

In aggregate, the Company raised $7,459,929 in the offering from ninety-seven (97) investors through the sale of 24.87 units and after payment of cash commissions, broker dealer fee, due diligence fees and other costs associated with the Offering, the Company received net proceeds of $6,620,681, all of which were used for construction of a scrap steel recycling facility in the City of Lianyungang, Jiangsu Province, China as previously disclosed by the Company and general corporate working capital purposes.

April 2010 Issuance

On April 20, 2010, the Company entered into a Securities Purchase Agreement with nine (9) accredited and institutional investors for the sale of 1,538,464 shares of its common stock at an offering price of $6.50 per share resulting in gross proceeds to the Company of $10,000,016.  At closing the Company issued the investors warrants to purchase an additional 1,538,464 shares of its common stock at an exercise price of $7.50 per share expiring five (5) years from the date of grant.  The warrants are exercisable commencing 181 days after the date of issuance.  The private offering, which was made under an exemption from the registration requirements of the Securities Act of 1933 in reliance on exemptions provided by Section 4(2) of that act and Rule 506 of Regulation D.  At closing, the Company paid Rodman & Renshaw, LLC, a FINRA member firm that served as placement agent for the Company in the offering, (i) a fee of $500,000 as compensation for its services and (ii) a warrant to purchase 76,923 shares of the Company’s common stock at an exercise price of $7.50 per share expiring five (5) years from the date of issuance which are exercisable commencing 181 days after the date of issuance, as well as a $15,000 non-accountable expense allowance to one (1) of the investors in the offering.  The Company used the net proceeds from this offering for its working capital.

Issuance of Common Stock to Parties Other Than Employees for Acquiring Goods or Services

Loan Guarantee - Henan Chaoyang Steel Co., Ltd.

On June 11, 2010 the Company entered into a Guaranty Cooperation Agreement with Henan Chaoyang Steel Co., Ltd. (“Henan Chaoyang”) to provide additional liquidity to meet anticipated working capital requirements of Renewable Metals’ scrap metal recycling facility.  Under the terms of the guaranty, Henan Chaoyang agreed to provide loan guarantees to Renewable Metals’ existing and pending bank lines of credit of up to 300 million RMB in the aggregate (approximately $45,400,000) for five (5) years expiring June 30, 2015.  As consideration for the guaranty, the Company issued a designee of Henan Chaoyang 500,000 shares of its common stock. These shares are earned ratably over the term of the agreement and the unearned shares are forfeitable in the event of nonperformance by the guarantor.

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

Shares Earned during the Year Ending December 31, 2010

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

Shares Earned during the Year Ending December 31, 2011

33,333 common shares each earned for the quarter ended March 31, 2011, June 30, 2011, September 30, 2011 and December 31, 2011 were valued at $2.61, $1.36, $0.41 and $0.282 per share, or $86,996, $45,333, $13,667 and $9,400, which was recorded as loan guarantee expense and included in the consolidated statements of operations and comprehensive income (loss) for the relevant periods.

Shares Earned during the Year Ending December 31, 2012

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

33,333 common shares earned for the quarter ended September 30, 2012 were valued at $0.3795 per share, or $12,650, which was recorded as loan guarantee expense and included in the consolidated statements of operations and comprehensive income (loss) for the relevant periods.

Legal Services Agreement – All Bright Law Offices

On March 3, 2012, the Company entered into a Legal Services Agreement (“Legal Agreement”) with All Bright Law Office (“All Bright”), a PRC law firm located in Shanghai, China. Pursuant to the Legal Agreement, All Bright agreed to provide Chinese-law related legal counsel services from April 1, 2012 to March 31, 2013 in exchange for 300,000 shares of common stock of the Company.  These shares are earned ratably over the term of the agreement and the unearned shares are forfeitable in the event of nonperformance by the All Bright.

Shares Earned during the Year Ending December 31, 2012

75,000 common shares earned for the quarter ended June 30, 2012 were valued at $0.4289 per share, or $32,168, which was recorded as legal expenses and included in the consolidated statement of operations and comprehensive income (loss).

75,000 common shares earned for the quarter ended September 30, 2012 were valued at $0.3795 per share, or $28,463, which was recorded as legal fees and included in the consolidated statement of operations and comprehensive income (loss).

Facility and Equipment Lease Agreement – Hebang Renewable Resources Co., Ltd.

On April 13, 2012, the Company entered into a Facility and Equipment Leasing Agreement (“Leasing Agreement”) with Lianyungang Hebang Renewable Resources Co., Ltd. (“Hebang”), a PRC company located in the City of Lianyungang, Jiangsu Province, China. Pursuant to the Leasing Agreement, Hebang agreed to lease its entire facility and all of its equipment for the Company’s exclusive use and operation for a two-year term commencing on June 25, 2012, in consideration for the issuance of one (1) million shares of  common stock of the Company to Hebang and the payment of RMB one (1)  million (approximately $159,000) in cash. Pursuant to the Leasing Agreement, the Company issued the Shares to a designee of Hebang on April 13, 2012 (the “Hebang Stock Issuance”).  The cash amount is to be paid out to Hebang during the second year of the lease term. These shares are earned ratably over the term of the agreement and the unearned shares are forfeitable in the event of nonperformance by Hebang.

Shares Earned during the Year Ending December 31, 2012

125,000 common shares earned for the quarter ended September 30, 2012 were valued at $0.3795 per share, or $47,438, which was recorded as facility leasing expenses and included in the consolidated statement of operations and comprehensive income (loss).

2009 Stock Incentive Plan as Amended

Adoption of 2009 Stock Incentive Plan

On October 26, 2009, the Board of Directors of the Company adopted the 2009 Stock Incentive Plan, whereby the Board of Directors authorized 1,200,000 shares of the Company’s common stock to be reserved for issuance (the “2009 Stock Incentive Plan”). The purpose of the 2009 Stock Incentive Plan is to advance the interests of the Company by providing an incentive to attract, retain and motivate highly qualified and competent persons who are important to us and upon whose efforts and judgment the success of the company is largely dependent. Grants to be made under the Plan are limited to the Company’s employees, including employees of the Company’s subsidiaries, the Company’s directors and consultants to the Company. The recipient of any grant under the Plan, and the amount and terms of a specific grant, are determined by the board of directors.  Should any option granted or stock awarded under the Plan expire or become un-exercisable for any reason without having been exercised in full or fail to vest, the shares subject to the portion of the option not so exercised or lapsed will become available for subsequent stock or option grants.

2011 Amendment to the 2009 Stock Incentive Plan

On May 19, 2011, the Company’s Board of Directors adopted and approved the Amended and Restated 2009 Stock Incentive Plan to increase the number of shares of the Company’s common stock available for issuance thereunder by 1,000,000 shares to 2,200,000 shares of the Company’s common stock, subject to stockholder approval at the Annual Meeting.  At the 2011 Annual Meeting of Stockholders (the “ 2011 Annual Meeting”) of the Company held on July 9, 2011, the Company’s stockholders approved the amendment and restatement of the Company’s 2009 Stock Incentive Plan (the “Amended and Restated 2009 Stock Incentive Plan”).

Shares Awarded during 2009

On October 26, 2009, the Company awarded 200,000 shares of its restricted common stock, par value $.001 per share, pursuant to the 2009 Stock Incentive Plan, to Mr. Kexuan Yao, the Company’s Chief Executive Officer, vesting 66,667 shares on December 15, 2010, 66,667 shares on December 15, 2011 and 66,666 shares on December 15, 2012.  These shares were valued at $3.28 per share or $656,000 on the date of grant and were amortized over the vesting period, or $54,667 per quarter.

On October 26, 2009, the Company agreed to pay Mr. William Thomson the sum of $20,000 and awarded 6,250 shares of the Company’s restricted common stock to Mr. William Thomson in conjunction with his appointment to the Company's board of directors vesting 25% on March 31, 2010, 25% on June 30, 2010, 25% on September 30, 2010 and 25% on December 31, 2010.  These shares were valued at $3.28 per share or $20,500 on the date of grant and were amortized over the vesting period, all of which was earned and recorded as stock based compensation for the year ended December 31, 2010.

Shares and Options Awarded during 2010

On September 16, 2010, the Company agreed to pay Mr. K.P. Chan the sum of $20,000 and awarded 6,250 shares of the Company’s restricted common stock to Mr. Chan in conjunction with his appointment to the Company's board of directors vesting 50% on March 10, 2011 and 50% on September 10, 2011.  These shares were valued at $3.12 per share or $19,500 on the date of grant and were amortized over the vesting period, or $4,875 per quarter.

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

On December 15, 2011, the Company issued 10,000 and 50,000 shares of its common stock to two (2) of its outside directors for their 2011 services. These shares were valued at $0.27 per share, $2,700 and $13,500 or $16,200 in aggregate on the date of grant, which was recorded as stock based compensation.

On December 15, 2011, the Company issued 264,379 shares of its common stock to certain of its employees for their 2011 services of approximately $71,383, in lieu of cash, which was recorded as compensation expense in 2011.

On December 16, 2011, the Company agreed to pay Director Mr. Kam Ping Chan 6,250 shares of the Company’s restricted common stock in conjunction with his appointment to the Company's board of directors vesting 50% on June 30, 2012 and 50% on December 31, 2012.  The restricted stock vests only if Mr. Chan is still a director of the Company on the vesting date (with limited exceptions), and the shares are eligible for the payment of dividends, if the Board of Directors was to declare dividends on the Company’s common stock. These shares were valued at $0.2851 per share or $1,782 on the date of grant and are being amortized over the vesting period, or $446 per quarter in 2012.

On December 20, 2011, the Company issued 50,000 shares of its common stock to Mr. Tao Pang, one of its outside directors for his 2012 services. These shares were valued at $0.28 per share, or $14,000 on the date of grant, which was deferred to 2012 to be recognized as stock based compensation. On May 4, 2012 those shares were cancelled upon Mr. Pang's resignation as a member of the board of directors.  Mr. Pang was compensated in cash in lieu of common shares for such period served as a director.

2012 Amendment to the 2009 Stock Incentive Plan

At the 2012 Annual Meeting of Stockholders (the “2012 Annual Meeting”) of the Company held on July 13, 2012, the Company’s stockholders approved an amendment and restatement of the Company’s 2009 Stock Incentive Plan to increase the number of shares of the Company’s common stock available for issuance hereunder by 3,000,000 shares to 5,200,000 shares of the Company’s common stock.

Shares Awarded during 2012

On February 6, 2012, the Company issued 57,743 shares of its common stock to certain of its employees for their 2011 services of approximately $33,318, in lieu of cash, which was recorded as compensation expense and credited to common shares to be issued at December 31, 2011.

On February 8, 2012, the Company awarded 1,500,000 shares of its restricted common stock, par value $.001 per share, pursuant to the Amended and Restated 2009 Stock Incentive Plan, to Mr. Kexuan Yao, the Company’s Chief Executive Officer vesting in accordance with the following schedule:  125,000 shares of Restricted Shares to vest on the first day of each quarter over a three (3) year period commencing on April 1, 2012 and terminating on December 31, 2014. These shares were valued at $0.499 per share or $748,500 on the date of grant and are amortized over the vesting period, or $62,375 per quarter.

On May 4, 2012, the Company agreed to pay Director Mr. Weiping Shen 50,000 shares of the Company’s restricted common stock in conjunction with his appointment to the Company's board of directors vesting 50% on September 30, 2012 and 50% on May 3, 2013.  The restricted stock vests only if Mr. Shen is still a director of the Company on the vesting date (with limited exceptions), and the shares are eligible for the payment of dividends, if the Board of Directors was to declare dividends on the Company’s common stock. These shares were valued at $0.69 per share or $34,500 on the date of grant and are being amortized over the vesting period, or $8,625 per quarter.

On July 30, 2012, the Company issued 561,640 shares of its common stock to certain of its employees for the first half year of their 2012 service of approximately $185,341, in lieu of cash, all of which was recorded as compensation expense for the quarter ended June 30, 2012.

On July 30, 2012, the Company granted 400,000 shares of its common stock to certain of its employees for the second half year of their 2012 service of approximately $132,000, in lieu of cash, $66,000 of which were recorded as compensation expense for the quarter ended September 30, 2012.

Summary of the Company’s Amended and Restated 2009 Stock Incentive Plan Activities

The table below summarizes the Company’s Amended and Restated 2009 Stock Incentive Plan activities:

	Number of Shares or Options	Fair Value at Date of Grant

Balance, December 31, 2010	252,500	$834,000

Options - granted	40,000	138,000

Options - canceled	-	-

Shares - granted	407,500	179,754

Shares - canceled	-	-

Balance, December 31, 2011	700,000	1,151,754

Options - granted	-	-

Options - canceled	-	-

Shares - granted	2,567,890	1,133,850

Shares - canceled	(50,000)	(14,000)

Balance, September 30, 2012	3,217,890	$2,271,604

Vested, September 30, 2012	1,845,499	1,568,997

Unvested, September 30, 2012	1,372,391	$702,607

As of September 30, 2012, there were 1,982,110 shares of common stock remaining available for issuance under the Amended and Restated 2009 Stock Incentive Plan.

Note 17 – Concentrations and Credit Risk

Customers and Credit Concentrations

Customer concentrations and credit concentrations are as follows:

	Net Sales for the Interim Period Ended		Accounts Receivable at
	September 30, 2012	September 30, 2011	September 30, 2012	December 31, 2011

Customer #1122028 QingDao Baosong Resources	12.7%	-%	-%	-%

Customer # 1122010004 Jiangshu LiHuai	10.7%	-%	-%	-%

Customer #1122036 Xiamen Jiasheng Foreign Trade	%	%	20.0%	-%

Customer #1122032 JiangSu Full Winner Mineral	-%	-%	27.4%	-%

Customer #1122012010 China JianCai	6.9%	-%	-%	-%

Customer #1122031 Shandong Huaxin Industry Co	11.5%	-%	-%	-%

Customer #102003 ZhongJin Renewable Resource	15.2%	-%	46.4%	92.2%

Customer #1122024 Derby Materials	-%	23.0%	-%	-%

Customer #302023 Shangdong Yongjia	-%	11.4%	-%	-%

Customer #101009 NingBo HangGang	-%	16.8%	-%	-%

Customer #102010 ZhongJian International	-%	11.2%	-%	-%

Customer # 1122002 ZhongJi NingBo	26.2%	-%	-%	-%

	76.3%	62.4%	93.8%	92.2%

A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition.

Vendor Concentrations

Vendor purchase concentrations and accounts payable concentration as follows:

	Net Purchases for the Interim Period Ended		Accounts Payable at
	September 30, 2012	September 30 , 2011	September 30 , 2012	December 31, 2011

Vendor #204014 Mineracao	34.1%	21.3%	-%	92.2%

Vendor #990046 HongZhou HangGang JingJi	-%	-%	24.7%	-%

Vendor #0101010303001 Shandong TongLi	-%	-%	15.7%	-%

Vendor #China JianCai International Trade	-%	-%	18.7%	-%

Vendor #301009 XinJiang BaGang	-%	11.6%	-%	-%

Vendor #990064 HingZhou Steel	7.6%	-%	-%	-%

Vendor #010034 LianYunGang HeBang	32.5%	-%	-%	-%

Vendor #010032 LianYunGang TongKe Trade	-%	8.4%	-%	-%

Vendor #2202019 Smart Trading LLP	-%	7.0%	-%	-%

Vendor #204033 Oversea Enterprise Pte, Ltd	-%	7.7%	-%	-%

Vendor #990006 LianYunGang DiShang	-%	-%	11.5%	-%

Vendor #R and N Financial Services	-%	-%	9.0%	%

	74.2%	56.0%	79.6%	92.2%

Credit Risk Arising from Financial Instruments

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents.

As of September 30, 2012, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, none of which are insured.  However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

Foreign Currency Risk

The Company is exposed to fluctuations in foreign currencies for transactions denominated in currencies other than RMB, the functional currency due to the fact the majority of the Company’s purchasing activities are transacted in foreign currencies.

The Company had no foreign currency hedges in place for the interim period ended September 30, 2012 or 2011 to reduce such exposure.

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

As of September 30, 2012, the Company had no Statutory Surplus Reserve and the Statutory Common Welfare Fund established and segregated in retained earnings.

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

We are on a calendar year; as such the three month period ended September 30, 2012 is referred to as our “third quarter” and the nine month period ended September 30, 2012 is referred to as the “first nine months of fiscal 2012”, and the prospective three month period ended December 31, 2012 is referred to as the "fourth quarter of 2012". The past year ended December 31, 2011 is referred to as “2011,” the current year ending December 31, 2012 is referred to as “2012,” and the coming year ending December 31, 2013 is referred to as “2013.”

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

Domestic steel market condition in the PRC stabilized and rebounded late in the third quarter of 2012 after consecutive and heavy declines in previous quarters in 2012.  China’s economy growth further declined to 7.4% in the third quarter of 2012, the slowest pace in the past three years, but there have been brighter signs indicating the economy growth may bottom out.  The QE3 policy introduced by US Federal Reserve and the speeded up infrastructure projects examination and approval by Chinese government triggered the rapid rebound of the prices of steel and raw material in the late third quarter,  and with the rapid rebound of steel price, steel industry has destocked inventories significantly. Inventories of the five key steel products in major cities remained 12.7 million tones on October 18, 2012, a decrease of more than one third from the year-high of 19 million in February, as shown by 2012 data from industry consultancy Mysteel.  In response to the market change, we were able to sell scrap metals and metal ores at favorable price terms and generate a consolidated net income of approximately $0.13 million in the third quarter of 2012. The net income for this quarter is important to us after we experienced consecutive losses in previous several quarters although the net income is in a small dollar amount.

We have been constantly taking the initiative in the changing market to maintain our operation flexibility and to refine our business model in response to unpredictable fluctuations in market prices.  We seek to secure longer term supply contracts in response to known opportunities rather than sell goods purchased in the spot market.  Where possible, we structure transaction-specific terms with our customers in order to better manage risk and ensure an acceptable profit margin.  While this process may limit certain trading opportunities, we believe that it will enhance our competitive position in the long run. In third quarter we signed a financing mandate letter with Deutsche Bank. The new financing facility is custom-tailored for our new "Commodity Financing" model which enables us to provide financing service for our clients and liquidate the ore inventories stockpiled at the ports. In respond to the market rebound late in the third quarter we were to able to sell scrap metals and some metal ores quickly at favorable price terms. We are also evaluating other methods to manage market risks in the future, such as hedging.

We formally commenced the operation of our scrap metal recycling facility in the Banqiao Industrial Zone of Lianyungang Economic Development Zone in the Jiangsu province of the PRC (the “Facility”) in the late third quarter of 2010.    The Facility recycles automobiles, machinery, building materials, dismantled ships and various other scrap metals.  We sell and distribute the recycled scrap metal to the metal refinery industry in the PRC utilizing our existing network of metal ore customers while continuing to seek new customers. During the third quarter of 2012, our net revenue in the scrap metal recycling business increased significantly by 60% to $13.4 million from $8.3 million in the third quarter of 2011.  Our production increased substantially by 232% to 44,793 metric tons (“MT”) from 13,500 MT in the third quarter of 2011.   The significant increase in sales and production in our scrap metal recycling business is primarily due to the market rebound in the quarter to the market change, speeded up processing of the raw materials acquired at a low cost during the market downturn, and sales of the products to our existing customers successfully.  Consequently, for the third quarter of 2012, our scrap metal business sold approximately 38,752 MT of scrap metals, generating approximately $ 13.4 million of revenue and $0.13 million of gross profit; for the first nine months of 2012, our scrap metal business sold approximately 62,083 MT and our quick and proactive reaction of scrap metals, generating approximately $25 million of revenue and $1.98 million of gross profit.

We continue to believe that our recycling business will become a strong growth driver for our company as natural resources continue to be depleted and larger amounts of unprocessed scrap metal become available as a result of increases in consumer demand for products made from steel that eventually are recycled.  We also believe the profit margin of our recycling business will gradually stabilize and could further increase as we gain more experience in operating our Facility, marketing our products and establishing our reputation and presence in the recycled scrap metal industry. We have conducted a series of cost testing and variance analysis to improve our cost control and implement precise management in our recycling operations. We also developed a strategy to expand our sources of raw material and to establish a supply chain network locally to increase and stabilize the availability of raw materials near and for our recycling operation. We expect to continue to expend our overseas supply channels and recent development included negotiations on business cooperation with U.S. and Japan suppliers. Recently our recycling business obtained new qualifications for scrap recycling operation. The updated qualification certificate allows our facility to recycle scrap metals imported from abroad without the requirement to use agents, who charge the company a fee. This is expected to substantially lower the company's cost by removing the agent fee in its operation and thus improve operating profit margin. The removal of the previous qualification limitation also enhances the company's capability on raw materials sourcing and purchasing and improves the company's operating capacity. Moreover, obtaining this certificate is the premise for applying the certificate to import scrap steel directly by the company. This is a milestone for the Company's supply chain development.

We invested a total of approximately $50 million to acquire land use rights and construct and purchase equipment for the Facility.  These capital expenditures were funded by a portion of the net proceeds we received from sales of securities and debt and vendor financing.  During the third quarter of 2012, we continued to secure financing for our business.  We maintain eight bank facilities, which provide for the issuance of commercial lines of credit for letters of credit in the aggregate amount of $81 million with an availability of $56 million at September 30, 2012.  These bank facilities improve our ability to finance our continued expansion and help us develop our brand in the industries we operate in.

Our Performance

Our net revenues decreased by approximately 5% in the third quarter of 2012 compared to the same period in 2011 while our gross profit margin increased significantly to 12.5% from 5%. Our operating expenses decreased by 21% or $0.4 million in the third quarter compared to the same period in 2011 mainly due to the decreases in selling expenses, operating cost of our idle recycling manufacturing facility, and professional fees.  Our net income in the third quarter was $0.13 million, compared with net loss of $1.1 million in the third quarter of 2011.  The substantial improvement in profit was resulted from higher gross margin revenues in our recycling business and lower overall operating expenses incurred during the quarter. By business section, in third quarter our net revenue from recycling business increased by 60% to $13.4 million from $8.3 million and the gross margin increased to 14% from 8% respectively, compared to same period of 2011.  Our net revenue from trading business decreased by 74% to $2.0 million from $7.7 million and the gross margin increased to 3.5% from 1.6%, respectively, compared to the same period of 2011.

Our net revenues decreased by 29% in the first nine months of 2012 compared to the same period in 2011 while our gross profit margin increased slightly to 6.0% from 5.5%.  The decrease in revenues in the first nine month was due to significantly decreased sales from our metal ore trading business during the first nine months compared to the same period of 2011 and scrap metals recycling during the first nine months compared to same period of 2011 which was partially offset by the increase in revenues from scrap metals recycling business in the third quarter.   Our operating expenses during the first nine months of 2012 decreased by $0.6 million compared to the same period in 2011, mainly due to decreased professional fees and selling fees.  Our net loss for the first nine months of 2012 was $3.2 million, compared to net loss of $1.8 million from the same period of a year ago.  The 2012 results reflect the decreased revenue mainly in the first six months, impairment and foreign currency transaction loss on our Appollo mineral investment, and increased interest expenses.

Our Outlook

Our performance during the third quarter of 2012 showed slightly decreased sales with a substantially higher gross margin in comparison to the same period in 2011. In the short term, we believe China’s steel sector will see a slight improvement in performance supported by restocking demand. The destocking by companies, which had weighed on steel mills’ earnings this year, is nearing an end, and that government measures to boost the economy should also help the overall sector in the current quarter and next. We believe our recycling operation has the potential to substantially improve our overall performance in the remaining of the year and the coming year if we can better manage our raw material supply, improve our cost control and obtain sufficient liquidity.  Additionally, we believe our efforts to obtain consistent supply sources through our entry into an operating lease with a local recycling facility and our efforts in supply chain network development including the new qualification received for our recycling operation will help us attain better gross margins in metals trading in the coming years. We also continue to develop new business model on our trading business to improve our capability of managing market risks and seizing good opportunities. .  In the long run, we also expect our recycling business to benefit substantially from the measures and policies to be implemented gradually by the Chinese government according to its 12th Five Year Plan (2011-2015).  Under this plan, China intends to restructure its iron and steel industry to be more energy efficient and have increased environmental protection by adopting and developing the most advanced technology in the world.

Metal Ore Trading.   The metal ore prices rebounded in the third quarter of 2012 after consecutive heavy declines in previous quarters.  The price rebound was due to the rapid rebound of steel price and raw materials replenishment by steel mills. We expect the price of iron ore may stabilize at its current level in a longer term which is supported by the growth of demand in the PRC.  Our trading business decreased significantly in net revenues during the third quarter of 2012 compared to the same period in 2011. In respond to the market improvement we started to gradually increase trading activities to seize market opportunities. We continued to firm our business relationship with large suppliers and stabilize our supply capacity .We believe our effort to build our supply capacity will benefit us in the long term and strengthen our market position in the industry in the PRC. In third quarter we signed a financing mandate letter with Deutsche Bank. The new financing facility is custom-tailored for our new "Commodity Financing" model which enables us to provide financing service for our clients and liquidate the ore inventories stockpiled at the ports. We expect that the "Commodity Financing" model, a unique innovation in China's metal industry, will significantly increase the growth potential of the Company.

Scrap Metal Recycling. Both the net revenue and gross profit margin for our recycling business increased significantly compared to same period of prior year due to the factors described above. We believe that our recycling operations will generate greater revenue growth in the remaining of 2012 and the coming years as we gain more operational experience and create efficiencies at the Facility. As mentioned above, the new qualification we received recently for our recycling operation is expected to substantially lower our cost by removing the agent fee in its operation and thus improve operating profit margin. The removal of the previous qualification limitation also enhances our capability on raw materials sourcing and purchasing and improves our operating capacity overall. Furthermore, Chinese government recently promulgated the requirement of entry conditions for scrap steel recycling business and will come up with more policies to support the scrap recycling companies that meet the requirement of entry conditions. In the long term, we believe that we will benefit from the PRC governmental mandates to increase the use of scrap metal steel as it encourages the use of scrap as opposed to the use of iron ore to satisfy the demand for steel products per China’s Five Year Plan and related national policies. We have concentrated our efforts on streamlining our production and operations by developing standardized production processes, improving cost controls with greater precision and efficiencies. With the expected improvement of our supply chain management, we anticipate that our recycling operation will be the largest drive of revenues for the foreseeable future.  We intend to devote a significant amount of our resources towards the improvement of our operations and if appropriate, its expansion. At the same time, we will continue to pursue our strategy to create a local network of raw material suppliers for our Facility and expand our oversea supply channels.

While we believe our business is well positioned to grow in the coming years, we will need to continue our efforts to provide capital liquidity to support that growth, although we can offer no assurances that we can acquire such capital on terms acceptable to us.

RESULTS OF OPERATIONS

The table below summarizes the consolidated operating results for the three and nine months ended September 30, 2012 and 2011.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2012		2011		2012		2011

Revenues	$15,360,842		$16,098,439		$68,939,767		$96,751,229
Cost of revenues	13,441,066	87.5%	15,288,243	95.0%	64,834,976	94.0%	91,422,865	94.5%
Gross profit	1,919,776	12.5%	810,196	5.0%	4,104,791	6.0%	5,328,364	5.5%

Total operating expenses	1,375,301	9.0%	1,733,710	10.8%	4,996,864	5.8%	5,572,725	5.8%
Operating (loss) income	544,475	3.5%	(923,514)	(5.7)%	(892,073)	(1.3)%	(244,361)	(0.3)%

Net Revenues

Net revenues for the third quarter of 2012 decreased by approximately 4.6% over the same period in 2011, primarily as a result of a decrease in sales of Chromium ($4.1 million) and sales of iron ore ($3.9 million), partially offset by $5.2 million increase in sales of scrap steel and $0.4 million increase in sales of manganese ore.

Net revenues for the first nine months of 2012 decreased by approximately 28.7% over the same period in 2011, as sales of scrap steel decreased by $12 million, sales of Pellets decreased by $11 million, sales of Chromium decreased by $4.5  million, sales of iron ore decreased  by $1.8 million, and sales of manganese decreased by $1.0 million. Revenue for the nine month period decreased significantly compared to the same period of 2011 primarily due to the deteriorated market condition in the first six months of 2012 which our customers decreased orders and we also initiatively reduced our trading and production activities significantly to manage market risks.   The type of products we buy and sell are subject to change and are dependent upon availability and the demands of our customers.

Cost of Goods Sold

Cost of goods sold for the third quarter of 2012 was $13.4 million, a decrease of $1.8 million over the same period in 2011 and represents a gross profit margin of 12.5% compared to 5.03% in the third quarter of 2011. This gross profit margin increase was primarily due to higher margins on our sales of scrap metals which we acquired the raw materials of scrap at lower price during the market downturn and sold finished goods at higher price when market rebounded. .

For the first nine months of 2012, cost of goods sold was $64.8 million, a decrease of $26.6 million from the same period in 2011, and represents a gross profit margin of 6.0% compared to 5.5% for the same period in 2011. This profit margin increase was primarily due to improvement in profit margins in sales of scrap metals compared to same period in 2011.

Total Operating Expenses

Operating expenses for the three and nine months ended September 30, 2012 were $1.4 million and $5.0 million, representing decreases of $0.4 million and $0.6 million, compared to the three and nine months ended September 30, 2011, respectively.

For the three months ended September 30, 2012, the decrease in operating expenses was primarily due to a decrease in selling expenses of $0.27 million, a decrease in operating cost of our idle manufacturing facility of $0.1 million, and a decrease in profession fees of $0.04 million including legal fees, audit fees, investor relations, website design and SEC filing services.  These decreases were partially offset by an increase in general and administrative expenses of $0.05 million.

For the nine months ended September 30, 2012, the decrease in operating expenses was primarily due to a decrease in selling expenses of $0.55 million resulted from less trading business sales and a decrease in professional fees of $0.57 million including legal fees, audit fees, investor relations, website design and SEC filing services. These decreases were partially offset by an increase in general and administrative expenses of $0.47 million primarily resulting from increased non-cash shares compensation to management and employees of $0.43 million and an increase in operating costs of $0.06 million for our Renewable Metals idle manufacturing facility.

Other (Income) expense

Total other expense for the three and nine months ended September 30, 2012 were $0.42 million and $2.2 million, respectively. During the three and nine months ended September 30, 2011, we had other expenses of $0.13 million and $1.3 million, respectively.

For the three months ended September 30, 2012, interest expenses increased $0.1 million over the comparative period in 2011, mainly due to increases in use of borrowings in the third quarter, partially offset by $0.06 million increase in interest income. During the third quarter, we accounted for a loss from FXR on market security of $0.03 million and other expense of $0.07million.

For the nine months ended September 30, 2012, total other expenses increased $0.9 million, compared to the same period in 2011, mainly due to an increase in interest expense of $0.35 million, an increase in loss from FXR on market security of $0.32 million, an increase in impairment other than temporary on our Appollo mineral investment and an increase in Change in fair value of derivative liability of $0.1 million. These increases in total other expenses were partially offset by an increase in interest income of $0.08 million, a decrease in loan guarantee expenses of $0.1 million and a decrease in other expense of $0.1 million.

Income tax (benefit) expense

Income tax (benefit) expenses for the three and nine months ended September 30, 2012 was ($8,000) and $0.14 million, respectively. In the comparative periods in 2011, income tax (benefit) expense was $0.05 million and $0.29 million, respectively.  Our income tax (benefit) expense was derived mainly from operational results at our Hong Kong subsidiary applying an effective tax rate of 16.5%.

Net income (loss)

Our net income in the third quarter of 2012 was $0.13 million, compared with a loss of $1.1 million in the third quarter of 2011. The significant improvement in profit is primarily due to the substantial enhancement in gross profit margin to $12.5% in this quarter from 5.0% of same period in 2011 and decreases in operating expenses of $0.6 million, partially offset by a $0.9 million increase in total other expenses.

Our net loss for the first nine months of 2012 was $3.2 million, compared to net loss of $1.8 million from the same period of 2011 due to an increase of $0.9 million in total other expense, a decrease of $28 million in net revenues and a decrease of $1.2 million in gross profit, partially offset by a decrease of $0.6 million in total operating expenses .

Comprehensive Income (Loss)

During the three and nine months ended September 30, 2012, our comprehensive income (loss) amounted to $0.06 million and ($3.1) million, respectively, compared to comprehensive loss of ($0.16) million and ($1.6 million) in the comparative periods in 2011, respectively. Comprehensive income (loss) consists of our net income and other comprehensive income, including change in unrealized loss of marketable securities and foreign currency translation gain (loss).  The functional currency of four of our subsidiaries operating in the PRC is the Chinese Yuan or RMB. The financial statements of our subsidiaries are translated to U.S. dollars using the exchange rate prevailing as of the date of the balance sheet for assets and liabilities, and average exchange rates (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations.  As a result of these translations, we reported a foreign currency translation gain of $0.2 million the first nine months of 2011, comparable to a gain of $1.3 million for the same period in 2011. These non-cash losses and gains had the effect of increasing our reported comprehensive income in both periods.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash.

 Our cash balance at September 30, 2012 totaled $0.6 million, a decrease of $0.4 million as compared to $1 million at December 31, 2011.  At September 30, 2012 our working capital was ($1.43) million, as compared to $1.6 million at December 31, 2011.

As of September 30, 2012, we had invested a total of approximately $50 million for the acquisition of land use rights, construction and equipment purchases for the Facility. We expect to expand the production capacity at the Facility in the future and to build or acquire additional facilities in the future, depending on market conditions.  We have not set a timeframe for this expansion.

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

We believe we can get sufficient working capital for our operations for at least the next 12 months.  We have bank facilities which provide for cash borrowings or the issuance of commercial letters of credit that we require in our metal ore trading business in the aggregate amount of $81 million.  Approximately $56 million was available under these facilities at September 30, 2012.

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

On December 20, 2011, Armco HK entered into a Banking Facilities Agreement with DBS Bank (Hong Kong) Limited of $20,000,000 for issuance of commercial letters of credit in connection with the Company’s purchase of metal ore.  The Company pays interest at LIBOR or DBS Bank’s cost of funds plus 2.50% per annum on issued letters of credit in addition to an export bill collection commission equal to 1/8% of the first $50,000 and 1/16% of the balance and an opening commission of 1/4% on the first $50,000 and 1/16% of the balance for each issuance.  Amounts advanced under this facility are repaid from the proceeds of the sale of metal ore.  The lender may terminate the facility at anytime at its sole discretion. The facility is secured by the charge on cash deposit of the borrower, the borrower’s restricted pledged deposit in the minimum amount of 3% of the letter of credit amount, the Company’s letter of comfort and the guarantee of Mr. Kexuan Yao.  At September 30, 2012, the balance outstanding under this facility was $776,000.

On September 30, 2011, Armco HK, entered into Amendment No. 2 to the March 25, 2009 uncommitted Trade Finance Facility with RZB Austria Finance (Hong Kong) Limited.  The amendment provides for the issuance of $15,000,000 of commercial letters of credit in connection with the purchase of metal ore, an increase of $5,000,000 over the amounts provided for in the March 25, 2010 facility.  The Company pays interest at 200 basis points per annum plus the lender’s cost of funds per annum on issued letters of credit in addition to fees upon issuance of the letter of credit of 1/16% for issuance commissions, negotiation commissions, commission-in-lieu and collection commissions.  Amounts advanced under this facility are repaid from the proceeds of the sale of metal ore.  The lender may, however, terminate the facility at anytime or at its sole discretion upon the occurrence of any event which causes a material market disruption in respect of unusual movement in the level of funding costs to the lender or the unusual loss of liquidity in the funding market. The lender has the sole discretion to decide whether or not such event has occurred.  The facility is secured by restricted cash deposits held by the lender, the personal guarantee of Mr. Kexuan Yao, the Company’s guarantee and a security interest in the contract for the purchase of the ore for which the letter of credit has been issued and the contract for the sale of the ore.  At September 30, 2012, no balance was outstanding under this facility.

On June 18, 2012, Henan Armco obtained a RMB 40,000,000 (approximately $6.3 million) line of credit from China Citic Bank, Zhengzhou Branch, for issuance of letters of credit to finance the purchase of metal ore and scrap metal expiring one (1) year from the date of issuance. The facility is guaranteed by Renewable Metals and Mr. Kexuan. At September 30, 2012, no balance was outstanding under this facility.

On June 18, 2011, Henan Armco obtained a RMB 70,000,000 (approximately $11 million) line of credit from Guangdong Development Bank Zhengzhou Branch for issuance of letters of credit to finance the purchase of metal ore. The Company pays interest at 120% of the applicable base rate for lending published by the People’s Bank of China (“PBC”) at the time the loan is made on issued letters of credit.  The credit facility is secured by the guarantee provided by Mr. Kexuan Yao and Renewable Metals jointly and the pledge of moveable assets provided by the borrower.  Amounts advanced under this line of credit are repaid from the proceeds of the sale of metal ore.  At September 30, 2012, the balance outstanding under this facility was $6,097,796.

On November 26, 2011, Henan Armco obtained a RMB 20,000,000 (approximately U.S. $3.2 million) line of credit from China Minsheng Bank, Zhengzhou Branch, for issuance of letters of credit to finance the purchase of metal ore and scrap metal expiring one year from the date of issuance. The facility is guaranteed by Renewable Metals and Mr. Kexuan Yao, the Company’s Chairman and Chief Executive Officer.  At September 30, 2012, no balance was outstanding under this facility.

On January 30, 2012, Renewable Metals entered into a line of credit facility in the amount of RMB75, 000,000 (approximately $11.8 million) from Bank of China, Lianyungang Branch for the purchase of raw materials. The term of the facility is 12 months with interest at 120% of the applicable base rate for lending published by the People’s Bank of China (“PBOC”) at the time the loan is drawn down per annum. The facility is secured by the guarantees provided by Mr. Kexuan Yao, Mr. Yi Chu, Henan Armco and Henan Chaoyang, respectively. At September 30, 2012, the balance outstanding under this facility was $7,903,264.

On July 1, 2011, Renewable Metals obtained a RMB 72,000,000 (approximately $11.4 million) line of credit from Bank of Communications, Lianyungang Branch expiring two (2) years from the date of issuance, for issuance of letters of credit in connection with the purchase of scrap metal. The letters of credit require Renewable Metals to pledge cash deposit equal to 20% of the letter of credit for letters of credit at sight, or 30% for other domestic letters of credit and for extended domestic letters of credit, the collateral of inventory equal to 166% of the letter of credit. The facility is secured by Renewable Metals inventories and the guarantee provided by Mr. Kexuan Yao, the Company’s Chairman and Chief Executive Officer.  At September 30, 2012, $8,061,329 was outstanding under this facility.

On June 20, 2012, Renewable Metals entered into a line of credit facility in the amount of RMB15, 000,000 (approximately $2.4 million) from Shanghai Pudong Development Bank for the purchase of raw materials. The term of the facility is 12 months with interest at 120% of the applicable base rate for lending published by the People’s Bank of China (“PBOC”) at the time the loan is drawn down per annum. The facility is secured by Armco machinery’s land use right and guarantees provided Mr. Kexuan Yao, Ms. Yi Chu. At September 30, 2012, $2,367,818 was outstanding under this facility.

The following table provides certain selected balance sheet comparisons as of September 30, 2012 and December 31, 2011.

	September 30, 2012	December 31, 2011	Increase (decrease)%
Cash	$589,328	$1,042,591	$(453,263)	-43.5%
Pledged deposits	5,876,998	8,357,670	(2,480,672)	-29.7%
Marketable securities	1,214,343	1,636,742	(422,399)	-25.8%

Accounts receivable	2,736,984	758,500	1,978,484	260.8%
Inventories	17,359,619	33,344,547	(15,984,928)	-47.9%
Advance on purchases	2,729,101	3,079,684	(350,583)	-11.4%
Prepaid corp. income taxes - Renewable Metals	-	467,546	(467,546)	n/a
Prepayments and other current assets	1,084,787	1,744,047	(659,260)	-37.8%
Total Current Assets	31,591,160	50,431,327	(18,840,167)	-37.4%

Loan payable	14,199,638	6,711,898	7,487,740	111.6%
Banker's acceptance note payable	9,705,208	8,178,029	1,527,179	18.7%
Current maturities of capital lease obligation	2,409,352	2,195,177	214,175	9.8%
Current maturities of long-term debt	-	3,391,745	(3,391,745)	n/a
Accounts payable	2,154,666	18,543,129	(16,388,463)	-88.4%
Advances from Chairman and CEO	353,753	607,009	(253,256)	-41.7%
Customer deposits	1,597,388	5,851,769	(4,254,381)	-72.7%
Corporate income tax payable	241,401	99,042	142,359	143.7%
Derivative warrant liabilities - current portion	115	-	115	n/a
Value added tax payable	1,447	1,150	297	25.8%
Accrued expenses and other current liabilities	2,358,668	2,713,532	(354,864)	-13.1%
Total Current Liabilities	33,021,636	48,832,480	(15,810,844)	-32.4%

Our current assets at September 30, 2012 were $32 million, a decrease of $19 million, or 37%, from December 31, 2011. This overall decrease reflects a decrease of $16.0 million in inventories, a decrease of $2.5 million in pledged deposits, a decrease of $0.7 million in prepayments and other current assets,  a decrease of $0.45 million in cash, a decrease of $0.5 million in prepaid corporate income taxes, a decrease of $0.35 million in advance on purchases, and a decrease of $0.4 million in marketable securities, partially offset by an increase of $2.0 million in accounts receivable.

Inventories decreased $16.0 million at September 30, 2012 compared to December 31, 2011, primarily due to our completion and delivery of previous sales, the acceleration of our inventory turnover and the overall decrease in our trading and production activities to manage market risk during the quarters.

Our pledged deposits decreased $2.5 million at September 30, 2012 from December 31, 2010, primarily due to the transactions associated with the pledged deposits have been settled which the related pledged deposits either have been released to us or used for payments to vendors.

Our accounts receivable increased $2.0 million at September 30, 2012 from December 31, 2011, mainly due to the timing difference between the sales and collections of sales of Chrome and scrap metal transactions that generated account receivable of approximately $1.4 million and $1.3 million, respectively. The $1.7 million of the account receivable has been received and the remaining is expected to receive within the fourth quarter of 2012.

Our prepayments and other current assets decreased $0.66 million at September 30, 2012 compared to December 31, 2011 primarily due to the decreases in prepayments and deposits for our metal ore trading business and deposits related to our scrap metal recycling operations.

Marketable securities decreased $0.42 million at September 30, 2012 compared to December 31, 2011 due to the temporary decrease in the market value of our securities.

Our cash decreased $0.45 million at September 30, 2012 compared to December 31, 2011 as more cash has been used in company operation expenses.

Advance on purchases decreased $0.35 million at September 30, 2012 compared to December 31, 2011, and consisted of prepayments to vendors for merchandise and deposits on pending purchases.  These advances on purchases are customary in our business and help us secure inventory below prevailing market prices, thereby providing us with a better opportunity to increase our gross profit margins.

At September 30, 2012, our total current liabilities decreased $15.8 million, or 32%, from December 31, 2011, which reflected  mainly a decrease in accounts payable of $16.4 million, a decrease in customer deposits of $4.3 million, a decrease in current maturities of long-term debt of $3.9 million, accrued expenses and other current liabilities of$0.35 million, and advances received from our Chairman and CEO of $0.3 million, partially offset by an increase in loans payable of $7.5 million, banker's acceptance notes payable and letter of credit of $1.5 million, current maturities of capital lease obligation of $0.21 million, and corporate income tax payable of $0.14 million.

Accounts payable decreased $16.4 million at September 30, 2012 compared to December 31, 2011 primarily due to the repayment of outstanding balance owed to our suppliers during the first three quarters.

Customer deposits decreased $4.3 million at September 30, 2012 compared to December 31, 2011 due to timing of customer orders and amounts that we require for deposits. We recognize customer deposit as revenue when the goods have been delivered and the risk of loss has transferred to the customer either at the port of origin or port of destination based on the shipping terms we agree to with our customer. The increase in customer deposits also partially resulted from our implementation of pre-selling strategy to speed our fund turnover.

Loans payable increased $7.5 million at September 30, 2012 compared to December 31, 2011 due to short-term borrowings under our letter of credit facilities in the first nine months of 2012 used to finance the payment of purchases. We used collections of accounts receivable to repay these short-term borrowings.

Banker's acceptance note payable increased $1.5 million at September 30, 2012 compared to December 31, 2011 primarily due to increases in short-term borrowings used in raw materials acquisition.

Accrued expenses and other current liabilities decreased $0.35 million at September 30, 2012 compared to December 31, 2011 due to timing difference of shipments and payment of our payables. Accrued expenses consist of accrued expenses and other payables related to shipping fees.

At September 30, 2012, we owed our Chairman and CEO, Mr. Kexuan Yao, $0.35 million for funds he advanced to us for working capital purposes, a net decrease of $0.25 from December 31, 2011as result of repayment during 2012.

Corporate income tax payable increased $0.14 million at September 30, 2012 compared to December 31, 2011 mainly due to tax payable increase for the first nine months of 2012.

We do not have any commitments for capital expenditures at September 30, 2012.

Statement of Cash Flows

For the first nine months of 2012, our net decrease in cash totaled $0.45 million, and was comprised of $3.1 million provided by financing activities and $1.7 million from investing activities, offset by $5.2 million used in operating activities.

For the first nine months of 2011, our net decrease in cash totaled $1.9 million, and was comprised of $14.6 million generated by operating activities and $6.8 million from investing activities, offset by $23.4 million used in financing activities.

Cash Flows from Operating Activities

For the first nine months of 2012 cash used in operations of $5.2 million was mainly comprised of a decrease in accounts payable of $16.4 million, a decrease in customer deposits of $4.3 million, an increase in account receivable of 2.0 million, and a decrease in accrued expenses and other current liabilities of $0.3 million. These cash outflows were partially offset by a decrease in inventory of $16.1 million, a decrease in prepayments and other current assets of 0.67 million, a decrease in advance on purchases of $0.37 million, and an increase in taxes payable of $0.14 million.

For the first nine months of 2011 cash generated by operations of $14.6 million was mainly comprised of a decrease in accounts receivable of $18.7 million, a decrease of prepayments and other current assets of $2.8 million, and an increase in customer deposits of $5.0 million. These cash inflows were partially offset by an increase in advance on purchases of $10.8 million, a decrease in accrued expenses and other current liabilities of $4.2 million, an increase in inventory of $3.4 million, a decrease in accounts payable of $1.1 million, and a decrease in taxes payable of $0.93million.

Cash Flows from Investing Activities

For the nine months ended September 30, 2012 net cash from in investing activities of $1.7 million was due to proceeds received from the release of pledge deposits of $18.7 million, partially offset by purchases of property and equipments of $0.8 million and payment made toward pledged deposits of $16.2 million.

For the nine months ended September 30, 2011net cash from in investing activities of $6.8 million was due to purchases of property and equipments of $1.4 million and payment made toward pledged deposits of $36.6 million, partially offset by proceeds received from the release of pledge deposits of $44.8 million

Cash Flows from Financing Activities

For the nine months ended September 30, 2012 cash provided by financing activities of $ 3.1million was mainly due to proceeds from loans payable of $53.0 million and banker’s acceptance notes payable of $1.5 million, partially offset by repayment of loans payable of $45.6million, repayment of long-term debt of $3.95 million, repayment of capital lease obligation of $1.6 million, and repayment to Chairman and CEO of $0.25 million.

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

Any obligation under certain guarantee contracts;

Any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets;

Any obligation under a contract that would be accounted for as a derivative instrument, except that it is both indexed to our stock and classified in stockholder’s equity in our statement of financial position; and

Any obligation arising out of a material variable interest held by us in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or engages in leasing, hedging or research and development services with us

We do not have any off-balance sheet arrangements that we are required to disclose pursuant to these regulations. In the ordinary course of business, we enter into operating lease commitments, purchase commitments and other contractual obligations. These transactions are recognized in our financial statements in accordance with the generally accepted accounting principles in the United States.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS.

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Banker's acceptance notes payable and letters of credit (1)	$9,705,208	$9,705,208	$-	$-	$-
Current portion of Long-Term Debt Obligations(2)			-	-	-
Short-Term Loans Payable (3)	14,199,638	14,199,638	-	-	-
Capital Lease Obligations (4)	4,719,090	2,409,352	2,309,738	-	-
Operating Lease Obligations (5)	406,832	149,850	256,982	-	-
Purchase Obligations	-	-	-	-	-
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP	-	-	-	-	-
Total	$29,030,768	$26,464,048	$2,566,720	$-	$-

At September 30, 2012, our long-term debt and financial obligations and commitments by due dates were as follows:

(1)	See Note 10 – Banker's acceptance notes payable and letters of credit in our unaudited consolidated financial statements included in this Report.
(2)	See Note 13 – Long-Term Debt in our unaudited consolidated financial statements included in this report.
(3)	See Note 9 – Loans Payable in our unaudited consolidated financial statements included in this Report.
(4)	See Note 12 – Capital lease obligation in our unaudited consolidated financial statements included in this Report.
(5)	See Note 15 – Operating lease in our unaudited consolidated financial statements included in this Report.

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

 If we receives a right to receive future services in exchange for unvested, forfeitable equity instruments, those equity instruments are treated as unissued for accounting purposes until the future services are received (that is, the instruments are not considered issued until they vest). Consequently, in such cases, there is no recognition at the measurement date and no entry is to be recorded.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, to allow timely decisions regarding required disclosure.  Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2012.  Based on that evaluation, we have identified material weaknesses in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)).  These weaknesses include a lack of sufficiently qualified accounting and other finance personnel with appropriate U.S. GAAP knowledge and experience. Solely as a result of these material weaknesses, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of September 30, 2012. The general experience of our accounting and finance personnel and the qualifications of our audit committee financial expert are described in more detail below.

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

Remediation Plan

As a result of management’s evaluation of our internal controls, we are considering the costs and benefits associated with remediating our control deficiencies.  We are devoting significant resources to remediate,  improve and document our disclosure controls and procedures, including our engagement in February 2011 of a CPA consultant who has U.S. GAAP knowledge to assist in the preparation of our financial statements.  We continue to consider the following remediation options, or some combination thereof: (i) hiring additional personnel with sufficient U.S. GAAP experience and (ii) implementing ongoing training in U.S. GAAP requirements for our CFO and accounting and other finance personnel.    On April 27, 2011, our Audit Committee and Board of Directors approved the hiring of a professional services firm that has expertise in accounting and U.S. GAAP matters with publicly-traded companies.  No such firm has been engaged at this time, but we have identified several potential candidates and are in the process of interviewing them.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

AS A COMPANY ACTIVE IN THE U.S. SECURITIES MARKET AND WITH OPERATIONS BASED IN CHINA, WE MAY BE SUBJECT TO HEIGHTENED SCRUITINY BY THE U.S. SECURITIES AND EXCHANGE COMMISSION RELATING TO OUR SECURITIES LAW COMPLIANCE, OUR FINANCIAL REPORTING AND/OR OUR COMPLIANCE WITH THE FCPA.

In the past year, the Securities and Exchange Commission has investigated several Chinese companies that have entered the U.S. securities market through reverse mergers into publicly traded U.S. companies for, among other things, accounting irregularities in financial reporting and compliance with the FCPA.  Given this heightened scrutiny of Chinese companies with a presence in the U.S. securities market that the Securities and Exchange Commission appears to have implemented, we may also be subject to such heightened scrutiny, including formal investigation by the U.S. Securities and Exchange Commission or other regulatory authority.  While we have not received any notice that we are under investigation for our U.S. securities law compliance, financial reporting or FCPA compliance, there can be no assurance that we will not be under such investigation in the future.  Any such investigation could divert substantial time and focus of our management team from operating our business, which could materially adversely affect our business, financial condition and results of operations.  If any investigation results were to result in a finding that we are not in compliance with the U.S. securities laws or the FCPA, or that our financial reporting lacks sufficient internal controls, our business, financial condition and results of operations would likely be materially adversely affected, and we may also be subject to significant penalties, which could include the delisting of our common stock from the NYSE MKT.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

              None.

Item 4. Mine Safety Disclosures.

              Not applicable.

Item 5. Other Information.

               None.

Item 6. Exhibits
 No.                                Description

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**
Financial statements from the quarterly report on Form 10-Q of China Armco, Inc. for the quarter ended September 30, 2012, formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements tagged as blocks of text.

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

China Armco Metals, Inc.

Date: November 14, 2012	By:	/s/ Kexuan Yao
Kexuan Yao
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: November 14, 2012	By:	/s/ Fengtao Wen
Fengtao Wen
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)