Form 10-K
period 2012-12-31
China Armco Metals, Inc.
filed 2013-03-29
CIK 1410711

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 001-34631

CHINA ARMCO METALS, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-0491904
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Waters Park Drive, Suite 98, San Mateo, California	94403
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 212-7620

Securities registered under Section 12(b) of the Act:

Title of each class registered:	Name of each exchange on which registered:
Common Stock, par value $0.001	NYSE MKT LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter ended June 30, 2012: $6,983,957.

As of March 25, 2013, the registrant had 23,484,288 shares of its common stock outstanding, par value $0.001 per share.

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

The following listing represents some, but not necessarily all, of the factors that may cause actual results to differ from those we may have anticipated or predicted:

•	We operate in cyclical industries and we experience volatile demand for our products.
•	Our ability to operate our scrap metal recycling facility efficiently and profitably.

•	Our ability to obtain sufficient capital to fund a potential expansion of our scrap metal recycling facility.
•	Our ability to establish adequate management, legal and financial controls in the United States and China.

•	The availability to us of supplies of metal ore and scrap metal upon favorable terms.
•	The availability of electricity to operate our scrap metal recycling facility.

•	Fluctuations in raw material prices may affect our operating results as we may not be able to pass on cost increases to customers.
•
The lack of various legal protections, which may be customarily contained in similar contracts among parties in the United States and are material to our operations, in certain agreements to which we are a party.

•	Our dependence on our key management personnel.
• •	Our potential inability to meet the filing requirements imposed by the securities laws in the United States. Our ineffective internal control over financial reporting

•	The effect of changes resulting from the political and economic policies of the Chinese government on our assets and operations located in China.
•	The limitation on our ability to receive and use our revenues effectively as a result of restrictions on currency exchange in China.

•	The impact of future inflation in China on economic activities in China.
•	Our ability to enforce our rights due to policies regarding the regulation of foreign investments in China.

•
The restrictions imposed under regulations relating to offshore investment activities by Chinese residents, causing us increased administrative burdens and regulatory uncertainties, may limit or adversely affect our ability to complete any business combinations with our subsidiaries based in China.

•	Our ability to comply with the United States Foreign Corrupt Practices Act which could subject us to penalties and other adverse consequences.

•	The provisions of our articles of incorporation and by-laws that may delay or prevent a takeover may sometimes work against the best interests of our shareholders.
•	Our controlling stockholders may take actions that conflict with the interests of our shareholders.

Additional factors that could cause actual results, performance or achievements to differ materially from the forward-looking statements contained herein include, but are not limited to, those discussed in the section headed "Risk Factors" in this report.  In light of these and other risks and uncertainties, the forward-looking statements in this report should not be regarded as representations by us that our plans and objectives will be achieved.  Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

OTHER PERTINENT INFORMATION

Unless otherwise set forth to the contrary, when used in this report the terms the “Company,” "we," "us," "ours," and similar terms refers to China Armco Metals, Inc., a Nevada corporation, and our subsidiaries, the term “MT” refers to metric tons, and the term “Recycling Facility” refers to our metal recycling facility located in the Banqiao Industrial Zone, part of Lianyungang Economic Development Zone in the Jiangsu province of China.

The information which appears on our web site at www.armcometals.com is not part of this report.

PART I

ITEM 1.           BUSINESS.

Overview

We engage in the business of metal ore trading and distribution and scrap metal recycling.  Our operations are conducted primarily in China.

In our metal ore trading and distribution business, we import, sell and distribute to the metal refinery industry in China, a variety of metal ore that includes iron, chrome, nickel, copper and manganese ore, as well as non-ferrous metals, and coal.  We obtain these raw materials from global suppliers primarily in Brazil, India, Indonesia, Ukraine and the United States and distribute them in China.  In addition, we provide sourcing and pricing services for various metals to our network of customers.

In our scrap metal recycling business, we recycle scrap metal at our Recycling Facility and sell the recycled product to steel mills in China for use in the production of recycled steel.  Our Recycling Facility commenced formal operations in the third quarter of 2010, and is located in Banqiao Industrial Zone, part of Lianyungang Economic Development Zone, in the Jiangsu province of China.

Steel Industry and Market for Iron Ore

China is the largest developing country in the world, and the demand for steel has been growing steadily over the past decade as the country continues to experience an industrial revolution. The steel industry is an important basic industry of China’s national economy, and it plays a vital role in the country’s industrialization efforts.  Our management believes that domestic steel production in China will continue to increase at current levels as the country continues to grow.  According to the World Steel Association, worldwide crude steel production reached 1,548 million MT for 2012, and increased 1.2% from 2011 to 20121 and 6.8% from 2010 to 2011. Crude steel production in China reached 716.5 million MT in 2012, and increased 3.1% from 2011 to 20122, 8.9% from 2010 to 2011 and 9.3% from 2009 to 2010.  Despite the continuous growth of crude steel production in China, the growth rate has slowed down by 4.2% compared to 2011. China accounts for 33.8% of the world steel production in 2006, and increased to 47.4% of global production in 2012.

1 http://www.worldsteel.org/media-centre/press-releases/2012/12-2012-crude-steel.html
2 http://www.worldsteel.org/media-centre/press-releases/2012/12-2012-crude-steel.html
3 http://www.chinamining.org/News/2010-01-14/1263456549d33404.html
4 http://www.bloomberg.com/news/2013-01-10/China-iron-ore-imports-increase-8-4-record-on-steel-output.html

Scrap Metal Recycling Industry

China is the largest market in the world for scrap metal used in the production of steel.  China produced over 716 million MT and consumed approximately 640 million MT of steel in 2012.5

Our management anticipates that our growth will be enhanced by the favorable environmental and other economic stimulus policies of the Chinese government. Chinese government is seeking to, reduce pollution and save energy, and recycling metal offers advantages in line with these goals. Recycling steel requires 60% less energy, reduces air pollution by 86% and water pollution by 76% as compared to the traditional iron ore to steel processing methods.  In addition, recycling metal is believed to be less costly than mining iron ore and manipulating it through the production process to form 'new' steel.  Metal does not lose its inherent physical properties during the recycling process and the recycling process drastically reduces required energy and material compared to the refinement from iron ore.

The Chinese government’s stated goal in its 12th Five Year Plan (2011-2015) is to increase consumption of scrap metal by producers from 15% to 20% between 2010 and 2015. The Chinese government estimates that 880 million MT of steel will be consumed annually by the year 20156 and therefore domestic demand for scrap is likely to substantially increase by 2015. China's crude steel consumption is expected to increase by 4% to approximate 666 million MT in 20137, and accordingly we expect that demand for scrap metal will continue to be strong.  For the steel industry, the Chinese government’s stated goal in the 12th Five Year Plan (2011-2015) is to increase consumption of scrap metal by producers from 15% in 2010 to 20% in 2015. The government’s stated goal will have impact on the development of our scrap steel business favorably in the next few years.  So it is estimated that China’s total demand for scrap metal in 2015 should be approximately 140 million MT.

The amount of domestic steel available for recycling is largely a function of the amount of steel in products or other applications nearing the end of their useful lives. Much of China’s steel reserves, or the steel in use in China today, has only recently been put into use. For example, according to the China Iron and Steel Association, the accumulated steel product consumption in China from 1949 to 2007, or the total volume of steel products consumed during that period, was approximately 4.13 billion MT, of which approximately 2.23 billion MT, or approximately 54%, was consumed in the period from 2001 to 2007.

Many of the steel products in use in China today have yet to reach the end of their useful lives. However, that is expected to change in the near future because many of the products put into use in China over the last few years have relatively short life spans, such as vehicles and home appliances.  Moreover, many buildings and other infrastructure projects with longer life spans that were built during the early stages of China’s industrialization are soon expected to reach the end of their useful lives.  We expect that each of these products will provide a significant source of domestic scrap steel available for recycling.

5http://usa.chinadaily.com.cn/business/2012-11/28/content_15966089.htm
6 http://www.hjkxyj.org.cn/ch/reader/view_abstract.aspx?file_no=20111118&flag=1
7 http://usa.chinadaily.com.cn/business/2012-11/28/content_15966089.htm

In addition, China’s steel production technology has become increasingly efficient, and enhancements in production technology have resulted in a reduction of scrap steel produced by steel manufacturers.  As a result, the amount of scrap steel created by steel companies per MT of steel produced has decreased.

We expect the increasing focus on environmental matters and efficient utilization of resources will further strengthen demand for scrap steel in domestic steel production in China. With the expected increase in steel available for recycling, we believe scrap steel recycling companies with strong domestic supply networks like us should be particularly well positioned to capitalize on these trends.

Prices of scrap steel are highly correlated to the price of steel. According to the China Association of Metal Scrap Utilization, the spread between hot rolled coil prices and average scrap steel prices in China remained relatively constant over the past few years. As a result, factors that affect the price of steel in China often have a similar impact on the price of scrap steel in China.

Chinese government has identified the scrap metal recycling industry as a way to minimize the use of scarce natural resources and reduce energy consumption and emissions in the steel manufacturing industry.  In July 2005, China’s “Steel Industry Development Policy” recommended that domestic steel producers increase the use of scrap metal in the production of steel.  China also implemented a preferential tax policy that provided us with an exemption from income tax in 2008 and 2009, followed by a 50% income tax exemption for 2010 through 2012.  In February 2006, The National Development and Reform Commission of China, The Ministry of Science and Technology of China, and The Ministry of Environmental Protection of China jointly issued the “Automotive Products Recycling Technology Policy.”  Under the terms of this policy, auto makers were charged with the responsibility to recover and recycle abandoned vehicles.  We believe that this law has increased the availability of raw materials necessary for scrap metal recycling.

Chinese government also encourages the development of the scrap metal recycling industry.  After the accession to the World Trade Organization, Chinese government adopted a favorable policy of zero tariffs on scrap steel imports and implemented a quota-free policy on the volume of imports via self-registration.  In order to facilitate and regulate the domestic scrap steel recycling market, China government further revised China’s taxation policy on waste to encourage development of the scrap steel recycling industry. China government once increased the export tax to 13% for some steel and non-ferrous metal products effected for the period between April 2009 and the end of 2010. Since 2011, scrap steel and non-ferrous metal products no longer enjoy rebate for export tax. The favorable tariffs and taxation policies for scrap steel continue being in place, and we believe these policies will further benefit the scrap metal industry in China over the next few years.

Our Metal Ore Trading and Distribution Business

We believe that we are a leader in China in the trading and distribution of metal ore to the metal refining industry in China. We have also started trading and distribution of non-ferrous metals in China.

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

Customers

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

•	Copper Ore, which is used as a heat conductor, an electrical conductor, as a building material and as a constituent of various metal alloys;

•	Manganese Ore, which is a chemical element that is used industrially as pigments and as oxidation chemicals; and
•	Magnesium Ore, which is used in aluminum alloying. The addition of magnesium to aluminum produces high-strength, corrosion-resistant alloys.

The following table sets forth our major customers for metal ore whose sales accounted for more than 10% of our total revenues for the year of 2012:

•	China-base Ningbo Foreign Trade CO.,LTD
•	Qingdao Bao Song Resourced Co., Ltd.
•	Shangdong Huaxin Industry Co., Ltd.

Suppliers

In general, we obtain ferrous and non-ferrous ore from a variety of sources, including mining companies, brokers and other intermediaries.  Our metal ore distribution business requires a significant amount of working capital to pay for the various ore and scrap metal we purchase and distribute.  We currently finance these purchases through a combination of various facilities, including letters of credit, bank credit lines, internally generated funds and loans from Kexuan Yao, our Chairman, President and Chief Executive Officer.  We believe that our access to sufficient capital is critical to our future growth in this business.  On December 9,  2011, we entered into a contract with a Brazilian company, Mineracao Usiminas S.A., pursuant to which we agreed to purchase 150,000 MT of iron ore for distribution in China.  On December 28, 2012, we had received delivery of 150,000 MT of iron ore. In January 2012, we sold the iron ore delivered by the Brazilian company to our customers in China under favorable terms. In September 2012, we purchased 30,000 MT of iron ore from Mineracao Usiminas S.A. In March 2013, we signed sales contract of 28,000 MT with our customers, and we have delivered 15,000 MT and are in the process of shipping the remaining order to the customers.  We have been focusing our efforts on securing additional contracts for various ore and metals and are still in the early stages of evaluating potential new supply opportunities.

In 2012, our major suppliers in our metal ore business were:

•	Mineracao Usiminas S.A.-MUSA;
•	Mineracao Vila Nova

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

Our Metal Recycling Operations

In the third quarter of 2010, we commenced formal operations at our Recycling Facility, which is located in Banqiao Industrial Zone, part of Lianyungang Economic Development Zone in Jiangsu province of China.   Jiangsu province, located in eastern PRC, is considered as one of the China’s major industrial centers.  Lianyungang city in Jiangsu province is home to one of the China's ten largest deep-sea ports and has large ship access.  Lianyungang is also located near 11 steel mills in the Jiangsu province. Our Recycling Facility is strategically located near this deep-sea port.

The Recycling Facility includes a scrap metal cutting production line, a large scrap metal cutting line, light thin waste/thin metal packing line and a preproduction facility that includes scrap metal grasping machines, scrap transportation machines, radiation detection equipment, factory, administrative and operations offices, material pile stock and load meters.  The Recycling Facility is designed to recycle machinery, building materials, automobile parts and various other scrap metals and to dismantle ships.   We believe we are the first company to install and operate in China a Texas Shredder Lindeman System, one of the most advanced metal recycling systems in the world.

The Recycling Facility is designed to have a production capacity to recycle approximately one million MT of metal annually, which includes 800,000 MT from a shredder and 200,000 MT from cutting machines. Our current production capacity at the Recycling Facility is 600,000 MT. As the Recycling Facility only became operational in the third quarter of 2010, we have no current plan to expand the production capacity of the Recycling Facility.

Depending on future market conditions and our ability to operate our plant at its current production capacity, we may seek to expand the capacity of the Recycling Facility, and we have begun to formulate a plan for the second phase of these operations.  This next phase would include an expansion to increase our production capacity to two million MT per year and construction of additional scrap automobile dismantling lines to address the emerging market demand of automobile recycling. China has become the largest automobile market in the world since 2009.  Expansion of the Recycling Facility would require a significant investment by us and would likely require us to raise additional capital. Our decisions regarding the need to expand our recycling operations will be made in future periods as market conditions and availability of capital dictate.

We recycle scrap metals at the Recycling Facility using both heavy equipment and manual labor. Recycling scrap metal consists of a variety of steps, including collecting, inspecting, sorting, stripping, shearing, cutting, shredding and bailing. The precise steps involved depend upon the types and condition of the raw materials that we purchase.

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

Customers

In 2011 and 2012, we sold scrap metal of approximately 93,388 and 148,983 MT, respectively. The following table sets forth our major customers for scrap metal whose sales accounted for more than 10% of our total revenues for the year of 2012:

•	ZhongJin Renewable Resources (Tianjing) Investment Co., Ltd.
•	Jiangsu Lihuai Steel Co., Ltd.

Suppliers

In 2012, we entered into short-term agreements with multiple small deliveries at spot prices with local suppliers for the purchase of scrap metals.   The names of our major suppliers are as follows:

•	LianYunGang HeBang Renewable Resource Co.,Ltd.;
•	Hongzhou Steel Hanggang Jingji Trading Co., Ltd.

The raw scrap metal that we purchase is transported to the Recycling Facility primarily via railroads, waterways and major highways.  The Recycling Facility is located in close proximity to transportation facilities, 11 kilometers to railroads and 10 kilometers to shipping ports.

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

Our primary target customers in our scrap metal recycling operations are steel mills, which use our recycled metal in the production of steel. In December 2012 and January 2013, we entered into annual sales agreements with Jiangsu Lihuai Steel Co., Ltd.  and ZhongJin Renewable Resources (Tianjing) Investment Co., Ltd., respectively.

During the third and fourth quarters of 2010, the Chinese authorities mandated a significant reduction of energy usage and instituted “rolling brownouts” in an effort to meet the targets for energy consumption and emission set by the 11th Five Year Plan (2006–2010).  This policy adversely impacted our revenues in the end of third quarter and the entire fourth quarter of 2010 by reducing our ability to operate the Recycling Facility.  The energy restrictions also negatively affected steel companies’ production thereby reducing the demand and prices for the metal ore we distributed and the processed scrap metal produced at the Recycling Facility.  As a result, we experienced a decrease in revenues, which adversely impact our business, financial condition and results of operations for the third and fourth quarters.

While the “rolling brownouts” restrictions has been eliminated with the implementation of China’s 12th Five Year Plan (2011-2015) on January 1, 2011, there can be no assurances that additional energy use restrictions will not be imposed in the future.  Any continuation of these restrictions will have a material adverse effect on our business, financial condition and results of operations.  We are also unable to predict whether other energy or environmental policies will be adopted by the Chinese government that could adversely impact our operations in future periods.

PRC’s 12th Five Year Plan (2011-2015) implemented beginning January 1, 2011 includes as one of its stated objectives the increase use of recycled steel to save energy and reduce emission. For the steel industry, the 12th Five Year Plan's goal is to increase consumption of scrap metal by producers from 15% in 2010 to 20% in 2015. In addition, according to such Five Year Plan, China will likely to force out low-end steel manufacturers, by way of shutting down their businesses or initiating merger with other manufacturers. The low-end steel manufacturers are believed to have contributed to declining industry profit margins and undermining the government’s goal of more orderly industry development. The planned consolidation in the industry is expected to expel a number of small unqualified players and better discipline the industry. We expect to benefit from this policy to achieve more market shares as a qualified company.  We expect that the customer and supplier bases for our metal recycling operations will increase as a result of the 12th Five Year Plan and we believe we are well-positioned to benefit directly from this government mandate in 2013 and beyond.

Sales and Marketing

We operate our sales network through our offices in China and we supervise certain import and export activities in our office in San Mateo, California.  As of March 2013, our sales and marketing team included approximately ten employees.  Our sales teams are responsible for coordinating with our PRC customers, and our U.S. staff focuses on both overseas and PRC customers. Members of our sales team contact our customers to negotiate sales orders and prices and provide after-sales services, including delivery logistics and handling questions and feedback on our products. The sales team members in China and the United States also visit customers to provide administrative and logistical support where necessary.

Competition

Each of our businesses operate in highly competitive environments.

The principal competitive factors in our ore trading and distribution business are price, product availability, quantity, service, and financing terms for purchases and sales of ore.

The scrap metal recycling business is subject to cyclical fluctuations based upon the availability and price of unprocessed scrap metal and demand for steel and non-ferrous metals. The scrap metal recycling industry in China is highly fragmented and competitive, and we compete with numerous other companies for both raw materials and sales of recycled scrap metal. We compete with large steel manufacturers that have vertically integrated their operations and have their own scrap steel processing and production lines, and who have substantially greater financial, marketing and other resources.  We also compete with a number of specialized scrap steel companies that have emerged in recent years.

Competition for raw materials is primarily based on price and proximity to the source of raw materials. Competition for sales of recycled scrap metal is primarily based on price and quality of the recycled scrap metal, the level of service in terms of capacity, reliability and timely delivery, proximity to customers and the availability of scrap metal and scrap metal substitutes.

We compete primarily with local metal recycling companies and new entrants to the market, some of which may have a lower cost structure than ours due to lower capital expenditures or lower labor costs resulting from being located in other regions of China. The barriers to entry in the metal recycling industry are relatively low. However, many of these local metal recycling companies have small production capacity and relatively low efficiency.

We also compete with large metal recycling companies and may face competition from other sources as well, such as foreign metal recycling companies and metal manufacturers seeking to vertically integrate their operations. Many of our competitors may have greater financial and other resources than we do.

Finally, we also face competition from companies in China that import recycled scrap metal from overseas markets such as the United States, Australia and Europe. Further appreciation of the Renminbi, which may have the effect of lowering the cost of imported recycled scrap metal, may intensify such competition.

In the12th Five Year Plan, China is aiming to increase the share of top ten steel manufacturers with intention to achieve an economy of scale, energy-efficiency and better bargaining power with raw material suppliers. A consolidated steel industry is also expected to have a positive effect on global steel markets as greater competitiveness and therefore production discipline will gradually solve the problem of overcapacity. We are facing challenges as well as opportunities. We expect to benefit from a better regulated and healthier market and achieve more market shares when malignant competition and small unfair players gradually phase out from the industry.

While we believe that our operations and use of advanced equipment will allow us to compete effectively, we cannot assure you that we will be able to successfully compete in our existing markets.

Government Regulation

Despite efforts to develop the legal system over the past several decades, including but not limited to legislation dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade, China continues to lack a comprehensive system of laws.  Further, the laws that do exist in China are often vague, ambiguous and difficult to enforce, which could have a material adverse effect on our business, financial condition and results of operations.

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

As a U.S. based company doing business in China and Hong Kong, we seek to comply with all Chinese laws, rules and regulations and pronouncements, and endeavor to obtain all necessary approvals from applicable Chinese regulatory agencies such as the MOFCOM, the State Assets Supervision and Administration Commission, or SASAC, the State Administration for Taxation, the State Administration for Industry and Commerce, China Securities Regulatory Commission, or CSRC, the State Administration of Foreign Exchange, or SAFE, and all applicable laws of Hong Kong.

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

Currency.  The value of the Renminbi, or RMB, the main currency used in China, fluctuates and is affected by, among other things, changes in China’s political and economic conditions.  The conversion of RMB into foreign currencies such as the U.S. dollar have been generally based on rates set by the People’s Bank of China, which are set daily based on the previous day’s interbank foreign exchange market rates and current exchange rates on the world financial markets.

Environment.  We are currently subject to numerous Chinese provincial and local laws and regulations relating to the protection of the environment that are highly relevant to our metal ore business and the Recycling Facility.  These laws continue to evolve and are becoming increasingly stringent.  The ultimate impact of complying with such laws and regulations is not always clearly known or determinable because regulations under some of these laws have not yet been promulgated or are undergoing revision.  In 2009 we did not spend any funds related to compliance with environmental regulations and in 2010 the amounts spent were immaterial.

According to Chinese environmental laws and regulations, we are required to adopt effective measures to prevent and control pollution to the environment during the course of our operations.  We were required to carry out an environmental impact assessment before commencing construction of the Recycling Facility, and to install equipment to reduce pollution in accordance with relevant environmental standards. The scrap metal recycling process involves sorting, cutting, shredding, shearing, stripping and baling. The principal environmental impact is the discharge of dust and sound generated in the physical or mechanical breaking process. Substantially all materials output from the recycling process are sold, including the non-metal components. The principal solid waste produced during the recycling process is dust, which is collected by a dust filtering sub-system of the shredder and disposed of through the urban department of the local government. We have also installed water drainage and filtering systems in the Recycling Facility for the waste minimization control for our operations and to process rainwater passing through the stored scrap metal.

Scrap metal recycling companies in China are subject to laws and regulations governing various aspects of their operations, including the import of solid waste and the handling of waste vehicles and disused vessels. Under China’s Law on Prevention and Control of Environmental Pollution by Solid Waste and related regulations, waste materials are classified into various categories that have differing restrictions and licensing requirements for import. Scrap iron, steel and copper in fragments generally fall within the automatic category of solid waste usable as raw materials and are eligible for import under the automatic licensing administration. Scrap wires, appliances and electrical equipment, which are imported for the purpose of recycling iron, steel and copper in such wires, appliances and equipment, fall within the restrictive category of solid waste usable as raw materials and are eligible for import under the restricted licensing administration.

The disposal and recycling of waste vehicles and disused vessels are strictly regulated in China, and only companies that have been authorized by the economic and trade commission of the local government in China are permitted to recycle waste vehicles, and only companies that have been authorized by the local environmental protection authority or port supervision authority in China may recycle disused vessels. We have on occasion acquired waste vehicle scraps but these scraps had been crushed and stripped of their engines, airbags and other components that contain potentially hazardous materials. As a result, these waste vehicle scraps were not deemed to be waste vehicles for purposes of Chinese regulations. To date, our principal source of raw materials has been scrap metal from household appliances and the construction and manufacturing industries, not vehicles or vessels. Our raw materials may at times include pieces of scrap metal that were originally part of vehicles or vessels.  Our policy is to purchase raw materials from suppliers that are properly authorized and admitted by the relevant government authority.

We believe we have obtained all material approvals, permits, licenses and certificates required for our operations, including registrations from the local police department authorizing the purchase of raw materials and an approval from the local environmental protection authorities indicating that the Recycling Facility has passed an environmental protection assessment. We are not required to obtain licenses or approvals for scrap metal sourced from suppliers within China.

Governmental Policy

PRC’s 12th Five Year Plan (2011-2015) implemented beginning January 1, 2011 includes as one of its stated objectives the increase use of recycled steel to save energy and reduce emission. For the steel industry, the 12th Five Year Plan's goal is to increase consumption of scrap metal by producers from 15% in 2010 to 20% in 2015. In addition, according to such Five Year Plan, China will likely to force out low-end steel manufacturers, by way of shutting down their businesses or initiating merger with other manufacturers. The low-end steel manufacturers are believed to have contributed to declining industry profit margins and undermining the government’s goal of more orderly industry development.

The Market Access Conditions for Scrap Iron and Steel Processing Industry (the “Market Access Conditions”)are formulated and promulgated for implementation on September 28, 2012, with the purpose of promoting the comprehensive utilization of scrap iron and steel resources, regulating and advancing the healthy development of the scrap iron and steel processing industry, guiding the effective and reasonable utilization of the scrap iron and steel resources, facilitating the energy conservation and emission reduction in the iron and steel industry,

The Market Access Conditions, including, among other things, updated enterprise layout and construction requirements, scale, technology and equipments requirements, standard for product quality, energy consumption and comprehensive utilization of resources, shall prevail for all departments concerned, autonomous regions and municipalities directly under the Central Government when approving (recording) and managing the investment, conducting management on land and resources, environmental impact assessment, credit financing and safety supervision etc. in relation to the processing and construction projects of the scrap iron and steel.

Employees

As of March, 2013 we have 97 full time employees, including 94 in China and three employees in the United States, and one part time employee.  We believe we have good working relationships with our employees.  We are currently not a party to any collective bargaining agreements.

For our employees in China, we are required to contribute a portion of their total salaries to the Chinese government’s social insurance funds, including medical insurance, unemployment insurance and job injuries insurance, as well as a housing assistance fund, in accordance with relevant regulations.  We expect the amount of our contribution to the government’s social insurance funds to increase in the future as we expand our workforce and operations.

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

On January 9, 2007, Armco HK formed Armco (Lianyungang) Renewable Metals, Inc. (“Renewable Metals”, formerly known as "Armet”), a wholly-owned foreign enterprise (“WOFE”) subsidiary in the City of Lianyungang, Jiangsu Province, PRC.  Renewable Metals engages in the processing and distribution of scrap metal. On December 28, 2007, Armco HK entered into a Share Transfer Armco Agreement with Renewable Metals, whereby Armco HK transferred to Renewable Metals all of its equity interest in Henan Armco and Metawise Trading Co., Ltd. (“Henan Armco”), a company under common control of Armco HK. On December 1, 2008, Armco HK transferred its 100% equity interest in Renewable Metals to Armco Metals.

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

Trademarks, Licenses and Patents

We do not own any trademarks, intellectual property licenses or patents.

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

Risks Related to Our Financial Position and Capital Requirements

WE HAVE A HISTORY OF LOSSES, AND WE CANNOT GUARANTEE THAT WE WILL NOT INCUR CONTINUED LOSSES FOR THE FORESEEABLE FUTURE.

We reported net losses of approximately $2.2 million, $3.3 million and $2.6 million in 2010, 2011 and 2012, respectively. For the fiscal year ended December 31, 2012, we had net cash used in operating activities of approximately $9.0 million. Although the Company achieved positive operating results from its operations in 2012 and was profitable in both the third and fourth quarter of 2012 with significant growth in our recycling business, we cannot guarantee that we will become and maintain profitable in the future. Our ability to secure and sustain profitability is based on numerous factors, many of which are out of our control, including but not limited to, inability to maintain our bank facilities as result of deterioration of financial market environment, significant increase in interest expenses due to financial market turmoil, additional new costs or expenses occurred in our operation attribute to new government regulation.

WE WILL NEED ADDITIONAL FINANCING TO FUND OUR OPERATIONS AND WORKING CAPITAL AND THE POTENTIAL EXPANSION OF THE RECYCLING FACILITY.  ADDITIONAL CAPITAL RAISING EFFORTS IN FUTURE PERIODS IS LIKELY TO BE DILUTIVE TO OUR THEN CURRENT SHAREHOLDERS OR RESULT IN INCREASED INTEREST EXPENSE IN FUTURE PERIODS.

We will need to raise additional capital to fund our operations and working capital.  Moreover, if we decide to expand the capacity of the Recycling Facility, we will also need additional capital to fund that expansion.  Our future capital requirements depend on a number of factors.  These factors include, but are not limited to, the scope of our expansion efforts and the amount of available metal ore, our ability to manage growth and expansion and our ability to control expenses.  In the event we seek to raise additional capital through the issuance of debt or its equivalents, this will result in increased interest expense.  If we raise additional capital through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing shareholders will be reduced and those shareholders may experience significant dilution.  As we will generally not be required to obtain the consent of our shareholders if we elect to expand the Recycling Facility or to purchase more raw materials required in our operations, shareholders are dependent upon the sole discretion and judgment of our management in determining the number of, and characteristics of, stock issued to raise funds for these purposes and others.  In addition, new securities may contain certain rights, preferences or privileges that are senior to those of our common stock.  We cannot assure you that we will be able to raise the working capital as needed in the future on terms acceptable to us, if at all.  Any inability to raise capital as needed would have a material adverse effect on our business, financial condition and results of operations.

Risks Related To Our Business

WE OPERATE IN A BUSINESS THAT IS CYCLICAL AND WHERE DEMAND CAN BE VOLATILE, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS.

We operate in a business that is cyclical and where demand can be volatile, which could have a material adverse effect on our results of operations and financial condition.  The timing and magnitude of the cycles in the business in which we operate are difficult to predict.  Purchase prices for the raw materials we purchase (metal ore and scrap metal), and selling prices for our products (metal ore, scrap and recycled metal) are volatile and beyond our control.  While we attempt to respond to changing raw material costs through adjustments to the sales price of our products, our ability to do so is limited by competitive and other market factors.  Differences in economic conditions between the foreign markets, where we acquire our metal ore and a significant portion of our scrap metal, and the markets in China, where we sell our products, could have a material adverse effect on our business, financial condition and results of operations.  A significant reduction in selling prices for our products may have a material adverse effect on our business, financial condition and results of operations, and adversely impact our ability to recover purchase costs from end customers.  A decline in market prices for our products between the date of the sales order and shipment of the product may impact the customer’s ability to obtain letters of credit to cover the full sales amount.  A decline in selling prices for our products coupled with customers failing to meet their contractual obligations may also result in a net realizable value adjustment to the average cost of inventory to reflect the lower of cost or fair market value.  Additionally, changing prices could potentially impact the volume of raw materials available to us, the volume of ore and processed metal sold by us and inventory levels.  The cyclical nature of our businesses tends to reflect and be amplified by changes in general economic conditions, both domestically and internationally.  For example, the automobile and construction industries typically experience cutbacks in production, resulting in decreased demand for steel, copper and aluminum.  This can lead to significant decreases in demand and pricing for our metal ore and recycled metal.

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

OUR BUSINESS DEPENDS ON ADEQUATE SUPPLY AND AVAILABILITY OF ELECTRICITY, WHICH HAS RECENTLY BEEN CURTAILED BY THE CHINESE AUTHORITIES.

We rely on electricity to operate equipment at the Recycling Facility. Our steel mill and other customers are also dependent on electricity to convert our recycled scrap metal into steel and other products. Accordingly, the successful operation of our business and the Recycling Facility requires a reliable supply of electricity. China’s electricity industry has historically experienced shortages and price volatility as a result of a variety of factors, including surging demand as a result of rapid growth in China and disruptions in the supply of coal used to produce electricity.  In addition, the Chinese authorities mandated a significant reduction of energy usage and instituted “rolling brownouts” during the third and fourth quarters of 2010 in an effort to meet targets for energy consumption and emissions set by the 11th Five Year Plan (2006-2010).  This policy adversely impacted our revenues in the end of third quarter and the entire fourth quarter of 2010 by reducing our ability to operate the Recycling Facility.  The energy restrictions also negatively affected steel companies’ production thereby reducing the demand and prices for the metal ore we distributed and the processed scrap metal produced at the Recycling Facility.  As a result, we experienced a decrease in revenues, which adversely impact our business, financial condition and results of operations for the third and fourth quarters of 2010.

While the “rolling brownouts” restrictions has been eliminated with the implementation of China’s 12th Five Year Plan (2011-2015) on January 1, 2011, there can be no assurances that additional energy use restrictions will not be imposed in the future.  Any continuation of these restrictions will have a material adverse effect on our business, financial condition and results of operations.  We are also unable to predict whether other energy or environmental policies will be adopted by the Chinese government that could adversely impact our operations in future periods.

UNEXPECTED EQUIPMENT FAILURES MAY LEAD TO PRODUCTION CURTAILMENTS OR SHUTDOWNS.

If we suffer interruptions in our production capabilities, such interruptions will adversely affect our production costs, steel available for sales and revenues for the affected period, and may have a material adverse effect on our business, financial condition and results of operations.  In addition to equipment failures, the Recycling Facility is also subject to the risk of catastrophic loss due to unanticipated events such as acts of god (including earthquakes and floods), fires, explosions, terrorism, public health pandemics and labor disputes.  Our recycling processes are highly dependent upon critical pieces of equipment, such as shredders and cutting machines, as well as electrical equipment.  This equipment may, on occasion, be out of service as a result of unanticipated failures.  We may in the future experience material shutdowns of the Recycling Facility or periods of reduced production as a result of such equipment failures.  Our shredding machine is highly complex and requires experienced and knowledgeable personnel to efficiently operate and maintain.  Because we are in the early stages of operating this machine, we have experienced delays and inefficiencies due to our lack of operational experience with the machine.

THE RECYCLING FACILITY IS IN AN EARLY STAGE OF OPERATION AND IS NOT CURRENTLY OPERATING AT  FULL PRODUCTION CAPABILITY

We have only recently begun operations at the Recycling Facility and we are currently operating at significantly less than full production capacity.  Our ability to achieve full production capacity is dependent upon, among other items, our ability to attract sufficient customers to purchase the scrap metal that we recycle and our ability to obtain raw materials at favorable prices to support our production.  There can be no assurance that we will achieve full production capability at the Recycling Facility in the future.

THE SCRAP METAL RECYCLING MARKETS IN WHICH WE OPERATE ARE HIGHLY COMPETITIVE. COMPETITIVE PRESSURES FROM EXISTING AND NEW COMPANIES COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The markets for scrap metal are highly competitive, both in the purchase of raw scrap and the sale of processed scrap. We compete to purchase raw scrap with numerous independent recyclers, large public scrap processors and smaller scrap companies. Successful procurement of materials is determined primarily by the price and promptness of payment for the raw scrap and the proximity of the Recycling Facility to the source of the unprocessed scrap. We occasionally face competition for purchases of unprocessed scrap from producers of steel products, such as integrated steel mills and mini-mills, which have vertically integrated their operations by entering the scrap metal recycling business. Many of these producers have substantially greater financial, marketing and other resources. Our operating costs could increase as a result of competition with these other companies for raw scrap.

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

 Our ability to process and fulfill orders and manage inventory depends on the efficient and uninterrupted operation of the Recycling Facility. In addition, our products are usually transported to consumers by third-party truck, rail carriers and vessel services. As a result, we rely on the timely and uninterrupted performance of these third party shipping companies. Due to factors beyond our control, including changes in fuel prices, political events, governmental regulation of transportation, changes in market rates, carrier availability and disruptions in transportation infrastructure, we may be forced to increase our charges for transportation services.  Consequently, we may not be able to transport our products in a timely and cost-effective manner. Any interruption in our operations or interruption or delay in transportation services could cause orders to be canceled, lost or delivered late, goods to be returned or receipt of goods to be refused. As a result, any disruption could negatively impact our relationships with our customers and have a material adverse effect on our business, financial condition and results of operations.

IF WE WERE TO LOSE ORDER VOLUMES FROM ANY OF OUR MAJOR CUSTOMERS, OUR SALES WOULD DECLINE SIGNIFICANTLY AND OUR CASH FLOWS WOULD BE REDUCED, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

In 2012, our largest customers purchased products from us on a spot or short term contract basis and in the future may choose not to continue to purchase our products.  A loss of order volumes from any major customer, or a significant reduction in their purchase orders could have a material adverse effect on our business, financial condition and results of operations.  In addition, if we experience such a loss of order volumes or significant reduction in purchase orders, we would likely be required to increase borrowings under our credit facilities to meet our cash flow needs.

CERTAIN AGREEMENTS TO WHICH WE ARE A PARTY AND WHICH ARE MATERIAL TO OUR OPERATIONS LACK VARIOUS LEGAL PROTECTIONS WHICH ARE CUSTOMARILY CONTAINED IN SIMILAR CONTRACTS PREPARED IN THE UNITED STATES.

Our subsidiaries include companies organized under the laws of China and which conduct all of their business and operations in China and Hong Kong.  We are a party to certain contracts related to our operations in China and Hong Kong.  While these contracts contain the basic business terms of the agreements between the parties, these contracts do not contain certain clauses which are customarily contained in similar contracts among parties in the United States.  These clauses include representations and warranties of the parties, confidentiality and non-compete clauses, provisions outlining events of defaults and termination provisions.  In addition, remedies and dispute resolution mechanisms in our contracts are typically vague, rendering enforcement of these contracts difficult. Because our contracts in China omit these customary clauses, notwithstanding the differences in Chinese and U.S. laws, we may not have the same legal protections as we would if the contracts contained these additional clauses.  We anticipate that our Chinese and Hong Kong subsidiaries will likely enter into contracts in the future which will likewise omit these customary legal protections.  While we have not been subject to any material adverse consequences as a result of the omission of these customary clauses, and we generally consider the contracts to which we are a party to contain all the material terms of our business arrangements with the other party, future events may occur which lead to a dispute which could have been avoided if the contracts included customary clauses in conformity with U.S. standards.  Contractual disputes which may arise from this lack of legal protection could divert management's time from the operation of our business, require us to expend funds attempting to settle a possible dispute, limit the time our management would otherwise devote to the operation of our business, and have a material adverse effect on our business, financial condition and results of operations.

DURING UNCERTAIN ECONOMIC CONDITIONS, CUSTOMERS MAY BE UNABLE TO FULFILL THEIR CONTRACTUAL OBLIGATIONS.

We enter into sales contracts preceded by negotiations that include fixing price, quantities, shipping terms and other contractual elements.  Upon finalization of these terms and satisfactory completion of other contractual contingencies by us, our customers typically open a letter of credit to satisfy their obligation under the contract prior to shipment by us.  In many instances, and particularly during uncertain economic conditions, we are at risk on consummating the transaction until our customers successfully obtain the letter of credit.  As a result, the customer may not be able to fulfill its obligation under the contract in times of illiquid market conditions.  Moreover, as described elsewhere in this Form 10-K, suppliers and customers in China often breach contracts and there may be inadequate recourse for us to enforce such agreements.

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

WE DEPEND ON OUR KEY MANAGEMENT PERSONNEL AND THE LOSS OF THEIR SERVICES COULD ADVERSELY AFFECT OUR BUSINESS.

Our future performance depends substantially on the services of our senior management and other key personnel, as well as our ability to retain and motivate them. The loss of the services of any of our executive officers, including Mr. Kexuan Yao, our Chairman, President and Chief Executive Officer, or other key employees could have a material adverse effect on our business, results of operations and financial condition. Although we entered into a three-year employment agreement with Kexuan Yao, our Chairmen of the Board, President, and Chief Executive Officer and pursuant to such employment agreement we will purchase on the life of Kexuan Yao up to $50 million of key man life insurance with the Company as the beneficiary of the death benefit, we cannot guarantee that these measures will sufficiently secure Kexuan Yao’s services with us or remedy the loss of the services of Kexuan Yao if that occurs.

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

Risks Related To Doing Business in China

A SUBSTANTIAL PORTION OF OUR ASSETS AND OPERATIONS ARE LOCATED IN CHINA AND ARE SUBJECT TO CHANGES RESULTING FROM THE POLITICAL AND ECONOMIC POLICIES OF CHINA GOVERNMENT.

Our business operations could be restricted by the political environment in China.  China has operated as a socialist state since 1949 and is controlled by the Communist Party of China.  In recent years, however, the government has introduced reforms aimed at creating a "socialist market economy" and policies have been implemented to allow business enterprises greater autonomy in their operations.  Changes in the political leadership of China may have a significant effect on laws and policies related to the current economic reform programs, the other policies affecting business and the general political, economic and social environment in China, including the introduction of measures to control inflation, changes in the rate or method of taxation, the imposition of additional restrictions on currency conversion and remittances abroad, and foreign investment.  China's economy has experienced significant growth in the past decade, although growth has recently been slowing.  Moreover, economic reforms and growth in China have been more successful in certain provinces than in others, and the continuation or increases of such disparities could affect the political or social stability of China.

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

We cannot assure you that we will be able to capitalize on these economic reforms, assuming the reforms continue.  Because our business model is dependent upon the continued economic reform and growth in China, any change in Chinese government policy could have a material adverse effect on our business, financial condition and results of operations.  Even if the Chinese government continues its policies of economic reform, there are no assurances that economic growth in China will continue or that we will be able to take advantage of these opportunities in a fashion that will provide financial benefit to us.

THE CHINESE GOVERNMENT EXERTS SUBSTANTIAL INFLUENCE OVER THE MANNER IN WHICH OUR CHINESE SUBSIDIARIES MUST CONDUCT THEIR BUSINESS ACTIVITIES.

China has permitted provincial and local economic autonomy and private economic activities.  The government of China has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership.  Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions of China, and could require us to operate our business differently, including by requiring us to divest ourselves of any interest we then hold in our Chinese subsidiaries.

FLUCTUATION IN THE VALUE OF THE RENMINBI (RMB)  MAY HAVE A MATERIAL ADVERSE EFFECT ON YOUR INVESTMENT.

The change in value of the RMB, the main currency in China, against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions. Under the current PRC policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This policy has resulted in the appreciation of the RMB against the U.S. dollar. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the Chinese government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. dollar. Because a significant portion of our costs and expenses is denominated in RMB, any potential future revaluation could further increase our costs and have a material adverse effect on our business, financial condition and results of operations.

RESTRICTIONS ON CURRENCY EXCHANGE LIMIT OUR ABILITY TO RECEIVE AND USE OUR REVENUES EFFECTIVELY.  WE MAY NOT HAVE READY ACCESS TO CASH ON DEPOSIT IN BANKS IN CHINA.

Because a substantial portion of our revenues are in the form of RMB, any future restrictions on currency exchanges may limit our ability to use revenue generated in RMB to fund any future business activities outside China or to make dividend or other payments in U.S. dollars.  Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the RMB for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies, after providing valid commercial documents, at those banks authorized to conduct foreign exchange business.  In addition, conversion of RMB for capital account items, including direct investment and loans, is subject to government approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items.  We cannot be certain that we could have ready access to the cash should we wish to transfer it to bank accounts outside China nor can we be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB, especially with respect to foreign exchange transactions.  As a result, we may suffer delays in our ability to meet our obligations outside China and may be required to seek additional amounts of borrowings to fund our operations outside China.

WE MAY BE UNABLE TO ENFORCE OUR RIGHTS DUE TO POLICIES REGARDING THE REGULATION OF FOREIGN INVESTMENTS IN CHINA.

China's legal system is a civil law system based on written statutes in which decided legal cases have little value as precedent, unlike the common law system prevalent in the United States.  China does not have a well-developed, consolidated body of laws governing foreign investment enterprises.  As a result, the administration of laws and regulations by government agencies may be subject to considerable discretion and variation, and may be subject to influence by external forces unrelated to the legal merits of a particular matter.  China's regulations and policies with respect to foreign investments are evolving.  Definitive regulations and policies with respect to such matters as the permissible percentage of foreign investment and permissible rates of equity returns have not yet been published.  Statements regarding these evolving policies have been conflicting and any such policies, as administered, are likely to be subject to broad interpretation and discretion and to be modified, perhaps on a case-by-case basis.  The uncertainties regarding such regulations and policies present risks which may affect our current operations and future plans in China and elsewhere.  If we are unable to enforce any legal rights we may have under our contracts or otherwise, our ability to compete with other companies in the steel industry and the other industries in which we compete could be severely limited.  As a consequence, we would experience a loss of revenue in future periods which could have a material adverse effect on our business, financial condition and results of operations.

BECAUSE THERE IS LIMITED BUSINESS AND LITIGATION INSURANCE COVERAGE AVAILABLE IN CHINA, ANY BUSINESS DISRUPTION OR LITIGATION WE EXPERIENCE MIGHT RESULT IN OUR INCURRING SUBSTANTIAL COSTS AND DIVERTING SIGNIFICANT RESOURCES TO HANDLE SUCH DISRUPTION OR LITIGATION.

While business disruption insurance may be available to a limited extent in China, we have determined that the risks of disruption and the difficulties and costs associated with acquiring such insurance render it commercially impractical for us to have such insurance.  As a result, we do not have any business liability or business disruption coverage for our operations in China.  Accordingly, any business disruption or litigation might result in our incurring substantial costs and the diversion of resources.

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

Under the Stock Option Rule, all proceeds obtained by Chinese domestic individuals from sales of stock shall be fully remitted back to China after relevant overseas expenses are deducted.  The foreign exchange proceeds from these sales can be converted into RMB or transferred to the individual's foreign exchange savings account after the proceeds have been remitted back to the special foreign exchange account opened at the Chinese domestic bank.  If the stock option is exercised in a cashless exercise, the Chinese domestic individuals are required to remit the proceeds to the special foreign exchange account.  We and our Chinese employees who have been granted stock options are subject to this Stock Option Rule.  If we or our Chinese employees holding options fail to comply with these regulations, we or our employees may be subject to fines and legal sanctions.

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

WE MAY HAVE DIFFICULTY ESTABLISHING ADEQUATE MANAGEMENT, LEGAL AND FINANCIAL CONTROLS IN CHINA.

Our personnel employed in China are generally unfamiliar Western styles of management and financial reporting concepts and practices, which include sufficient corporate governance, internal controls and computer, financial and other control systems.  In addition, we may have difficulty in hiring and retaining a sufficient number of qualified employees to work in China, as we compete for global talent with larger and more well funded enterprises.  As a result of these factors, we may experience difficulties in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards and applicable law in connection with our operations and our potential future acquisitions, if any.  Therefore, we are likely to experience difficulties in implementing and maintaining adequate internal controls.  Any such deficiencies, weaknesses or lack of compliance could have a material adverse effect on our business, financial condition and results of operations.

FAILURE TO COMPLY WITH THE UNITED STATES FOREIGN CORRUPT PRACTICES ACT COULD SUBJECT US TO PENALTIES AND OTHER ADVERSE CONSEQUENCES.

We are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business.  We have implemented these policies through our Code of Conduct.  Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in China.  While we make every effort to comply with FCPA and our Company Code of Conduct, we can make no assurance that our employees or other agents will not engage in such conduct for which we might be held responsible.  If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that will likely have a material adverse effect on our business, financial condition and results of operations.

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

OUR CONTROLLING SECURITY HOLDERS MAY TAKE ACTIONS THAT CONFLICT WITH YOUR INTERESTS.

Our officers and directors beneficially own approximately 28.95% in the aggregate of our common stock.  In this case, all of our officers and directors together will then likely be able to exercise control over all matters requiring stockholder approval, including the election of directors, amendment of our Articles of Incorporation and approval of significant corporate transactions, and they will have significant control over our management and policies.  The directors elected by these security holders will be able to significantly influence decisions affecting our capital structure.  This control may have the effect of delaying or preventing changes in control or changes in management, or limiting the ability of our other security holders to approve transactions that they may deem to be in their best interest.

ITEM 1B.        UNRESOLVED STAFF COMMENTS.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2.           PROPERTIES.

Our principal executive offices in the United States are located at One Waters Park Drive, Suite 98, San Mateo, CA 94403.  We paid rent of $3,645 per month for 2011 and will pay rent of $3,743 per month for 2012 and $3,842 per month for 2013 to occupy a 1,970 square foot office pursuant to a lease that expires in December 2013.

Henan Armco operates from offices located in Zhengzhou, within the Henan Province of China.  The office space consists of three suites in approximately 5,611 square feet in total.  Henan Armco owns two suites in approximately 3,713 square feet, and leases the third suite in approximately 1,898 square feet from Mr. Yao, our Chairman, President and Chief Executive Officer, pursuant to a lease with a three-year term expiring on December 31, 2014.  The monthly rent is approximately $1, 582, due on the last day of the previous month.

Our subsidiary, Renewable Metals, performs certain operational functions from offices located in Lianyungang, of the Jiangsu province in China. Renewable Metals has acquired land use rights for approximately 32 acres of land located in Lianyungang upon which the Recycling Facility is located pursuant to a land use right acquirement agreement dated September 28, 2007.  The land use rights allow for industrial production pursuant to a land use rights certificate we obtained in November 2007.  The land use rights expire in 2057.  We occupy a 14,779 square foot building which we constructed on this land that houses our Recycling Facility, our scrap metal recycling administrative offices and an employee dormitory.

Our subsidiary, Armco Shanghai, leases a suite in Shanghai with approximately 3,333 square feet. The rent is approximately $8,850 per month, and the lease is renewable annually.

ITEM 3.           LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business. We are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

ITEM 4.           MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed on the NYSE MKT LLC under the symbol “CNAM”.  The following table sets forth the reported high and low closing prices for our common stock as reported for the periods indicated below.  These prices below do not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

	High	Low
January 1, 2011 to March 31, 2011	$4.14	$2.35
April 1, 2011 to June 30, 2011	$2.53	$1.26
July 1, 2011 to September 30, 2011	$1.68	$0.41
October 1, 2011 to December 31, 2011	$0.55	$0.27

January 1, 2012 to March 31, 2012	$0.86	$0.26
April 1, 2012 to June 30, 2012	$0.90	$0.42
July 1, 2012 to September 30, 2012	$0.43	$0.29
October 1, 2012 to December 31, 2012	$0.57	$0.31

As of March 25, 2013, the last reported sale price of the common stock on the NYSE MKT was $0.4. As of March 25, 2013, there were approximately 369 stockholders of record of our common stock. This does not reflect the number of persons or entities who held stock in nominee or street name through various brokerage firms.

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

Recent Sales of Unregistered Securities.

Issuance of Common Stock to Kexuan Yao, our Chairman, President and Chief Executive Officer pursuant to Conversion of Advances from Mr. Yao to Company

On December 31, 2012, the Board of the Directors of the Company approved the conversion of the unpaid advance from Kexuan Yao, our Chairman, President and Chief Executive Officer, to the Company in amount of $353,753,  into shares of common stock of the Company, at a conversion price equal to the average of the three (3) closing bid prices during the three (3) trading days immediately prior the date of the approval of the Board of the Directors, at which the Company's common stock trades on NYSE MKT. Upon authorization by the Board of Directors, the Company issued to Mr. Yao 717,067 shares of the Company’s common stock pursuant to the conversion of the advance. For the foregoing issuance, we rely on an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended, which exemption we believes is available because the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one offeree; (c) the securities were not broken down into smaller denominations; and (d) the negotiations for the sale of the stock took place directly between the offeree and us.

Issuance of Common Stock to Broadxax Holding Ltd. in connection with a Consulting Services Agreement

On December 5, 2012, the Company entered into a Consulting Services Agreement (“Consulting Agreement”) with Broadmax Holding Ltd. (“Broadxax”), a HK firm located in Hong Kong, China. Pursuant to the Consulting Agreement, Broadmax, among others, agreed to provide consulting services from December 1, 2012 to May 31, 2013 in exchange for 100,000 shares of common stock of the Company. For the foregoing issuance, we rely on an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended, which exemption we believes is available because the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one offeree; (c) the securities were not broken down into smaller denominations; and (d) the negotiations for the sale of the stock took place directly between the offeree and us.

Issuance of Common Stock to All Bright Law Offices in connection with a Legal Services Agreement

On March 3, 2012, the Company entered into a Legal Services Agreement (“Legal Agreement”) with All Bright Law Office (“All Bright”), a PRC law firm located in Shanghai, China. Pursuant to the Legal Agreement, All Bright agreed to provide Chinese-law related legal counsel services from April 1, 2012 to March 31, 2013 in exchange for 300,000 shares of common stock of the Company.  For the foregoing issuance, we rely on an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended, which exemption we believes is available because the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there was only one offeree; (c) the securities were not broken down into smaller denominations; and (d) the negotiations for the sale of the stock took place directly between the offeree and us.

ITEM 6.           SELECTED FINANCIAL DATA.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our consolidated financial condition and results of operations for the years ended December 31, 2012 and 2011 should be read in conjunction with the consolidated financial statements, including footnotes, and other information presented elsewhere in this Form 10-K.  The year ended December 31, 2012 is referred to as “2012,” the year ended December 31, 2011 is referred to as “2011,” and the coming year which will end December 31, 2013 is referred to as “2013.”

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

In 2012, China's economy slowed down in first three quarters and rebound in the final quarter, pulling out of a post-global financial crisis downturn that produced the slowest year of economic growth since 1999.  The economic slowdown in 2012 unfavorably impacted infrastructure and construction spending. As the largest market in the steel sector, China steel industry experienced lower steel demand, overcapacity, a fragmented industry and weak steel demand in 2012.

Demand and price of steel and metal ores in the PRC in 2012 imaged China’s economy growth in the same period. China's economy grew at its slowest pace in 13 years in 2012, though a year-end spurt supported by infrastructure spending and a jump in trade signaled the foundation for the stable growth path China government targets. Year-on-year economy growth of 7.9 percent in the fourth quarter snapped a streak of seven consecutive quarters of slowdown. Evidence of a burgeoning recovery in exports, stronger than expected industrial output and retail sales, together with robust fixed asset investment in the fourth quarter, all indicated that China government’s pro-growth policy mix has gained sufficient traction to underpin a revival. Consequently, domestic steel market condition in the PRC deteriorated as the slowdown of China’s economy and stabilized and rebounded in the end of the third quarter of 2012 after consecutive and heavy declines in previous quarters in 2012. Effected by the changes of economy growth and steel market, our operation experienced difficulties and losses in the first two quarters but turned around and grew firmly in the third and fourth quarter, especially in our metal recycling business operation. We gained consecutive positive operating results in the third and fourth quarter of 2012 although we had a net loss for the year of 2012 as a whole. The results are very important to us because this is the first time we had consecutive profitable quarters since we officially started recycling business operation in 2010. More importantly, the recycling business has replaced trading business and became the major sources of our net revenue and gross profit. We believe the metal recycling business will continue to be the major growth driver for our company. The revenue generated from recycling business accounted for 58% and 74% of our total revenue and gross profit in 2012, increased from 41% and 48% in 2011, respectively; while the revenue generated from metal ore trading business accounted for 42% and 26% of total revenue and gross profit in 2012, decreased from 59% and 52% in 2011, respectively.

The calendar year 2012 proved to be a challenging year for China scrap metal business. Scrap prices remained under pressure and fell for almost three quarters of the year. Turmoil in China’s steel markets drove price volatility, and forced many companies in this fragmented sector into financial trouble. While scrap prices in China had largely trended upwards since the global financial crisis, average prices in 2012 were 20% lower than in 2011. Many small and medium-sized scrap businesses suffered losses as result of the deteriorated market and their misjudgment on the market direction.  To mitigate our risks, we have been working on building a local supply network near our recycling facility and establishing a global supply channel to provide for the purchase of an expanding and secure source of scrap product. While the market environment for our scrap recycling business has become more challenging and remains subject to uncertainties created by world events, we believe that we have taken the necessary steps to improve our operations which will enable us to meet our expectations of profitability for our recycling business. While we can offer no certainty that our operational changes to date will continue to be effective in managing future risks, early indicators regarding our recycling business underlies such belief. Capitalizing on our established supply network and long term strategic relationship with clients, we quickly reacted to the market changes and achieved positive results for the last two quarters of 2012, which was mainly contributed by recycling business operation.  Gross margin for 2012in the recycling business increased significantly to 10.2% from 6.9% compared to the same period of 2011, and we expect such margins could be sustainable in the future when we gain more experience, market shares and pricing power in the market.

Iron ore market in the PRC was trading in a tight range in first half of 2012 while fluctuating wildly throughout the second half of 2012. Iron price plunged in July as Chinese mills destocked and decreased production, and bottomed out and rebounded in September when steel mills began to restock. In 2012 the demand for other main metal ores such as manganese and chrome ores in the PRC also remained weak due to the adverse impact from the economy slowdown. In response to the price volatility and to control market risk, we significantly decreased our trading business activity in the second half year of 2012.  Net revenue from trading business in 2012 decreased by 28% to $45.0 million compared to $62.5 million in 2011. As mentioned above, metal ore trading business also significantly decreased as a proportion in our total revenue and gross profit which reflects the successful transition of our main business from high-volatility metal ore trading business to scrap metal recycling with stable margin and lower risk.

We have been constantly taking the initiative in the changing market to maintain our operation flexibility and to refine our business model in response to unpredictable fluctuations in market prices.  We seek to secure longer term supply contracts in response to known opportunities rather than sell goods purchased in the spot market.  Where possible, we structure transaction-specific terms with our customers in order to better manage risk and ensure an acceptable profit margin.  While this process may limit certain trading opportunities, we believe that it will enhance our competitive position in the long run. In third quarter we signed a financing mandate letter with Deutsche Bank. The new financing facility is custom-tailored for our new "Commodity Financing" model which enables us to provide financing service for our clients and liquidate the ore inventories stockpiled at the ports. In respond to the market rebound late in the third and fourth quarter we were to able to sell scrap metals and some metal ores quickly at favorable price terms. We are also evaluating other methods to manage market risks in the future, such as hedging.

We formally commenced the operation of our scrap metal Recycling Facility in the Banqiao Industrial Zone, part of Lianyungang Economic Development Zone in the Jiangsu province of the PRC in the late third quarter of 2010.  The Recycling Facility recycles automobiles, machinery, building materials, dismantled ships and various other scrap metals.  We sell and distribute the recycled scrap metal to the metal refinery industry in the PRC utilizing our existing network of metal ore customers while continuing to seek new customers. During the fourth quarter of 2012, our net revenue in the scrap metal recycling business increased significantly by 430% to $36.6 million from $6.9 million in the fourth quarter of 2011.  Our production increased substantially by 337% to 69,687 metric tons (“MT”) from 15,948 MT in the fourth quarter of 2011.  The significant increase in sales and production in our scrap metal recycling business is primarily due to the market rebound in the quarters and our quick and proactive reaction to the market changes, speeded up processing of the raw materials acquired at a low cost during the market downturn, and sales of the products to our existing customers successfully.  Consequently, for the fourth quarter of 2012, our scrap metal business sold approximately 90,026 MT of scrap metals, generating approximately $ 36.6 million of revenue and $4.3 million of gross profit; for the year of 2012, our scrap metal business sold approximately 148,983 MT of scrap metals, generating approximately $62 million of revenue and $6.3 million of gross profit.

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

We also developed a strategy to expand our sources of raw material and to establish a supply chain network locally to increase and stabilize the availability of raw materials near and for our recycling operation. We expect to continue to expend our overseas supply channels and recent development included negotiations on business cooperation with U.S. and Japan suppliers. During the third quarter our recycling business obtained new qualifications for scrap recycling operation. The updated qualification certificate allows our facility to recycle scrap metals imported from abroad without the requirement to use agents, who charge the company a fee. This is expected to substantially lower the company's cost by removing the agent fee in its operation and thus improve operating profit margin. The removal of the previous qualification limitation also enhances the company's capability on raw materials sourcing and purchasing and improves the company's operating capacity.  Moreover, in the fourth quarter our recycling business further obtained the qualification from Chinese regulators to import and process various scrap metals, including waste metal appliances, scrap wires/cables and waste electric motors, from overseas to China directly. This is a milestone for the Company's supply chain development. With the license, China Armco can import and process scrap metals from overseas directly, which will significantly improve its global sourcing capability and cost control by removing import agents and directly working with global suppliers. More importantly, this license is the key to the Company's business strategy which it aims to generate excess profits in processing imported scrap metals by capitalizing on China labor cost advantages and its state-of-the-art scrap metal recycling facility.  Recently our recycling facility has been certified as a Demonstration Base for Steel Scrap Processing and Distribution by the China Steel Scrap Industrial Associations, and therefore could benefit from a 50% value added tax (VAT) refund in 2013 according to the upcoming policy of the Chinese government. This policy has not taken effect as of this report. The Company will benefit from the certification as well as the possible tax refund. The tax refund when effective could lower our costs and increase our profits by a large margin, which may ease our capital stress and improve our competitive edge. Also, with the certification we are allowed to act as procurement agency for other uncertified companies, which could boost our domestic purchases and total sales as well.

In 2012, approximately 90% of the raw materials for our recycling business were purchased from domestic suppliers and market in the PRC.  We have developed a strategy to expand our sources of raw material acquisition and to establish a supply chain network locally to increase and stabilize the availability of raw materials near and for our recycling operation. Over 90% of our domestic raw materials were purchased from local suppliers in the area our facility located. We also expanded our purchase from overseas markets, acquiring approximately 12,000 MT of unprocessed scrap metals for the year ended December 31, 2012. We expect to continue to expend resources to build our overseas supply channels, particularly in the United States and Japan.

We invested a total of approximately $50 million to acquire land use rights and construct and purchase equipment for the Recycling Facility in 2009 and 2010.  These capital expenditures were funded by a portion of the net proceeds we received from sales of securities and debt and vendor financing.  In 2012, we continued to secure financing for our business.  We maintain seven bank facilities, which provide for the issuance of commercial lines of credit for letters of credit in the aggregate amount of $57 million with an availability of $33 million at December 31, 2012.  Additional $20 million bank facility’s renewal is in process. These bank facilities improve our ability to finance our continued expansion and help us develop our brand in the industries we operate in.

Update on our investment in Apollo Minerals

On June 8, 2010, we entered into a subscription agreement to acquire up to a 19.9% stake in Apollo Minerals Limited (“Apollo Minerals”), a publicly traded company on the Australian Stock Exchange. On July 19, 2010 Apollo Minerals issued to us 29,250,000 shares of its common stock in exchange for Australian dollar (“AUD”) 4,387,500 (approximately $3.4 million). Apollo Minerals used the cash infusion to advance its exploration activities at its major iron ore project at Mount Oscar, which is located in the Pilbara region of West Australia (“Mount Oscar”).  Apollo Minerals has the rights to mine an iron ore deposit on Mount Oscar and also has mining rights for iron ore, gold and copper in the Gawler Craton region of South Australia at Commonwealth Hill.  In addition, Apollo Minerals also issued to us options to purchase an additional 5 million shares of its common stock at AUD0.25 (approximately $0.20) per share, half of which will vest on the first anniversary of issuance with the balance vesting on the second anniversary of issuance.  The options expire after five years, and we may only exercise them in order for the Company to maintain up to a 19.9% ownership stake in the event that Apollo Minerals issues additional common shares in the future.  As part of our investment, Apollo Minerals has agreed to give us the rights to purchase no less than 15% of the iron ore production from its mine at Mount Oscar at market rates.  We account for these securities as a cost method investment in our consolidated financial statements.

As of December 31, 2011, our ownership stake in Apollo Minerals decreased from 19.9% to 16.2% as a result of 23,545,454 new shares issued by Apollo Minerals to an investor for gross proceeds of AUD1,295,000.  The management of Apollo Minerals has advised us that the net proceeds received will be used for funding a maiden drilling program and project development scoping study for the Sequoia prospect at the Commonwealth Hill Iron Project. According to its public filings with the Australian Stock Exchange, Apollo Minerals has obtained all approvals necessary for exploration in the eastern half of its Commonwealth Hill tenements, covering an area of approximately 535 sq.km.

On May 5, 2012, Apollo Minerals raised AUD3.6 million by issuance of 89,550,000 new shares. Apollo plans to use the proceeds of the capital raising for a drilling program, project development and a Scoping Study for the Sequoia iron prospect at the Commonwealth Hill Iron Project.  On May 23, 2012 Apollo acquired a 70% interest in a newly granted mineral exploration licence in coastal Gabon, Central West Africa. In 2012 Apollo Minerals made some progress in its various mining projects although it is unknown when its projects can reach production conditions. More information and Apollo Minerals’s announcement can be found on its website http://www.apollominerals.com.au/.

As of December 31, 2012, our ownership stake in Apollo Minerals decreased to 10.71% from 16.2% in 2011 as a result of the new shares issued on May 5, 2012 mentioned above and other new issuance during 2012.  Our holding falling below 12% caused us the loss of the right of a board seat based on our investment agreement with Apollo Minerals and therefore we have had no board participation since November 2012. However, our other rights and interest in Apollo Minerals as described above remain intact and we will benefit its future development. Most recently, March 19, 2012 Apollo announced new strategic partnership with Jindal Steel and Power, a wholly owned subsidiary of a leading public company listed in India National Stock Exchange and also one of a biggest steel manufacture in India. Jindal Steel and Power plans to invest AUD10M in Apollo Minerals’s iron ore projects. We believe the new partnership will secure and accelerate the progression of Apollo Minerals’s mining projects. We noticed the market value of Apollo Minerals has increased significantly since year end of 2012 and such increase indicates added value to our investment in Apollo Minerals after the balance sheet date of year end 2012.

In accordance with generally accepted accounting principles, we value marketable securities using Australia quoted market prices on Apollo Mineral stock. At December 31, 2012, the estimated fair value of the investment in Apollo Minerals was approximately ($0.42) million less than its estimate fair value as of December 31, 2011 inclusive of ($0.39) million in impairment and ($0.04) million of foreign currency transaction loss. While Apollo Minerals continues to make slow but steady progress in implementing its business plan, we concluded that the decline in the fair value was other than temporary and recorded the unrealized loss of marketable securities to (i) impairment – other than temporary of ($0.39) million in other income (loss) and (ii) foreign currency transaction gain in other income (loss) in the accompanying consolidated statements of operations and comprehensive income (loss).

Our Performance

During 2012, our net revenues were $106.6 million, representing a slight increase of approximately 0.33% from 2011.  Our gross profit, as a percentage of revenues, increased significantly during 2012 to 7.9%, compared to 5.5 % during 2011.   The gross profit margins for our metal ore trading business and scrap metal recycling business were approximately 4.9% and 10.2%, respectively, during 2012. Our net loss for 2012 was $2.6 million, compared to a net loss of $3.3 million for 2011.  The loss decreased in 2012 was mainly due to the substantially increased net revenue and gross profit margin in our recycling business in the last two quarters of 2012. Our total assets at December 31, 2012 was approximately $82 million, decreased by 14% compared to $95 million held at December 31, 2011.

  Our performance for 2012 for our metal ore trading business fluctuated throughout the four quarters, due to the slowdown of domestic steel production and economy growth in the PRC and the change of the market condition described above.  During 2012, our trading business gross profit margin was approximately 3.3% for the first quarter of 2012, compared to 6.4% during same period of 2011, 53% for the second quarter of 2012, compared to 4% during same period of 2011, 3.5% for the third quarter of 2012, compared to 2% during the same period of 2011, and 21.7% for the fourth quarter of 2012 compared to -23% during the fourth quarter of 2011.

Our performance in 2012 for our scrap metal recycling business was also adversely affect by the slowdown of domestic steel production and economy growth in the PRC in the first two quarters and rebounded with significant growth in the third and fourth quarter when the market bottomed out in September. Our scrap metal recycling business profit margin for 2012 was as high as 10.2%, significantly increased from 6.9% in 2011. We expect such margins could be sustainable in the future if we gain more experience, market shares and pricing power in the market. .

In addition to our capital lease obligation of $1.7 million and current maturities of capital lease obligation of $2.6 million, we borrowed $27.8 million as of the end of 2012 from banks in the PRC on a short term basis to finance the purchase of inventory related to executed resale contracts.  These borrowings are secured by the inventory we purchase and the contracts for their sale.  This indebtedness is repaid upon receipt of payment from our customers.  In addition, our inventory decreased by $19.9 million from 2011. We have been in an effort to speed up our inventory turnover and the turnover of our fund as well to improve the efficiency of our working capital as part of our capital management strategy.

Our Outlook

Our financial performance during 2012 showed an decreased net loss primarily due to strong growth in our metal recycling business in the last two quarters, our sales increased slightly with significantly improved gross margin in compared to 2011.  Our recycling business has gained substantial improvement in both revenue and gross margin as described above and, more importantly, has exceeded trading business in the contribution of revenue and profit and became our major source and growth driver of revenue and gross profit.   We believe the investments we have made to strengthen our revenue base will enable us to improve our overall performance in 2013.  Additionally, we believe our efforts to built and streamline our supply chain both locally and internationally will enable us to attain better gross margins in our metals trading and recycling business in the future.

Metal Ore Trading.  Our metals ore distribution business witnessed price fluctuation in a narrow range for metal ores in the PRC market before July of 2012 and then significant volatility in the remainder of 2012. With the beginning of 2013, we have witnessed more stabilized pricing for iron ore amid the recovering market confidence and restocking activities by Chinese steel mills. Currently, the pricing for metal ores remains stable. Our net revenues for our metal ore trading business decreased approximately 28% in 2012 to $45.0 million, compared to $62.5 million in 2011.  Our gross profit margin for our metal ore trading business stayed at 4.9% for the fiscal year ended 2012, compared to 4.9% for the fiscal year ended 2011.    Despite the continued great uncertainties surrounding global economies, we believe the demand for iron ore on a global basis will grow slightly in 2013.  We intend to continue our efforts to obtain consistent supply sources and secure longer term ore supply contracts with our customers.  We believe that these efforts will allow us to be more opportunistic in the metal ore market, enabling us to obtain increases to our gross margins in this business. In addition, we expect to make some major progresses on our new "Commodity Financing" model in 2013 which could significantly increase the growth potential of the Company.

Scrap Metal Recycling.  We believe our scrap metal recycling operation can provide increased revenues and profitability in 2013 and subsequent years. Our recycling production started in the late of 2010 and the operation has experienced difficulties and ups and downs due to market volatility, capital constraint and our learning curve for entering the new business. However, through the past two years’ operation, we have achieved many accomplishments in fundamental aspects such as optimizing production process, improving cost control and management, developing and streamlining supply chain, establishment of long term strategic partnership with key clients, obtaining various qualifications and licenses, and building our brand in the industry. All of these is valuable intangible assets to the Company and has been and will continue to contribute to our development and growth. As of result of the efforts and achievements, as discussed above, we have seen the first consecutive profitable quarters in the last two quarters of 2012 since we officially started recycling business operation in 2010.  More importantly, our recycling business has exceeded trading business and became the major sources of our net revenue and gross profit. This is a milestone for our recycling business development.

We believe that we will benefit from the PRC governmental mandates to increase the use of scrap metal steel as it encourages the use of scrap as opposed to the use of iron ore to satisfy the demand for steel products per China’s 5 Year Plan and related national policies. We have concentrated our efforts on streamlining our production and operations by developing standardized production processes, improving cost controls with greater precision and efficiencies. With the expected improvement of our supply chain management, we anticipate that our recycling operation will be the largest driver of revenues for the foreseeable future.  We intend to devote a significant amount of our resources towards the improvement of our operations and if appropriate, its expansion. At the same time, we will continue to pursue our strategy to create a local network of raw material suppliers for our Facility. As previously disclosed we have obtained various licenses and qualifications and will take advantage of the new qualifications to monetize them in our operation, including a benefit from a 50% value added tax (VAT) refund to qualified recycling business entity according to the upcoming policy of the Chinese government

While we believe our business is well positioned to grow in the coming years, we will need to continue our efforts to acquire sufficient liquidity to support that growth, although we can offer no assurances that we can acquire such capital on terms acceptable to us.

RESULTS OF OPERATIONS

The table below summarizes the consolidated operating results for 2012 and 2011.  The percentages represent each line item as an approximate percentage of net revenues unless otherwise noted.

	For the Years Ended December 31,
	2012		2011		$ Change	% Change
Net revenues	$106,569,474	100%	$106,216,065	100%	$353,409	0.3%
Cost of goods sold	98,102,412	92.1%	100,363,253	94.5%	(2,260,841)	-2.3%
Gross profit	8,467,062	7.9%	5,852,812	5.5%	2,614,250	44.7%

Total operating expenses	7,611,298	7.1%	6,763,932	6.4%	847,366	12.5%
Operating income (loss)	855,764	0.8%	(911,120)	-0.9%	1,766,884	194%

Net Revenues

Net revenues in 2012 increased by $0.4 million to $106.6 million compared to 2011, primarily due to an approximately $17.5 million increase in the sale of scrap metals.  The increases were partially offset by decreases in iron pellets sales of $11.1 million, in iron ore sales of $1.8 million, manganese ore sales of $1.4 million, and Chromium sales of $0.6 million.  Our recycling business and trading business generated net revenues of approximately $61.6 million and $45.0 million in 2012, respectively.

The increases in scrap metals sales are attributable to the increase in production and sales from our scrap recycling business which commenced operation in the late September of 2010. To manage market risk, we decreased our metal ore trading business activities in second half of 2012. Our net revenue from recycling business first time exceeded trading business and contributed approximately 60% of total revenue.

Cost of Goods Sold

Cost of goods sold includes the cost of the products we purchase from our vendors, shipping and handling costs on shipments to our customers, port charges, depreciation of certain of our machinery and equipment and other direct product cost.  Cost of goods sold of $98.1 million decreased by $2.2 million compared to 2011, primarily due to the higher margins on scrap metal sales valued at $17.4 million with a gross margin of 10.2% as result of the improvement in cost control and supply chain.

Total Operating Expenses

Operating expenses of $7.6 million in 2012 increased by $0.8 million, or 12.5%, compared to 2011, primarily due to an increase in general and administrative expenses of $1.4 million and an increase in selling expenses of $0.12 million. Selling expenses include commissions, salaries and travel for the sales agents and warehouse fees. These increases were partially offset by a decrease in professional fees of $0.55 million including legal fees, audit fees, investor relations, website design and SEC filing services, and a decrease in operating cost of our idle manufacturing facility of $0.14 million.

General and administrative expenses include salaries, depreciation of our fixed assets other than machinery and equipment, and office expenses across all of our operating subsidiaries. Our general and administrative costs increased by $1.4 million in 2012 as compared to 2011, primarily due to increases in $0.8 million of  non-cash stock compensation to officers and employees, $0.11 million of recycling facility leasing fee, $0.1 million of onetime bad debt expense, and $0.4 million of increase in operating costs relating to increased operation at Henan Armco which mainly operates metal ore trading business.  General and administrative expenses in 2012 as a percentage of net revenues increased to 4.8%, as compared to 3.5% for 2011, primarily due to a $1.4 million increase in general and administrative expenses in 2012 described above.   The decrease in professional fees of $0.5 million was due to the decrease in legal services fees and investor relations services fees. The decrease in operating cost of idle manufacturing facility of $0.14 million is primarily due to the increase in output from increased production and sales at our recycling facility.  Operating cost of idle manufacturing facility includes mainly depreciation and other operating costs of maintaining our recycling facility.

Total Other (Income) Expense

Total other expense (income) includes interest expense, interest income, foreign currency transaction gain – marketable securities, impairment other than temporary – marketable securities, change in fair value of delivery liability, loan guarantee expense, investment credit from government, and gains and losses not reflected within income from operations.

Total other expense was $2.7million in 2012 and increased by $0.5 million, compared to total other expenses of $2.2 million for 2011.  This change was primarily a result of a lack of one-time investment credit from government of $1.55 million, an increase in change in fair value of derivative liability of $0.44 million relating to outstanding warrants, an increase in loss from foreign currency transaction loss in marketable securities of 0.3 million relating to our Apollo investment, and an increase in interest expense of $0.21 million.  The increases in other expenses were partially offset by a decrease in other than temporary impairment in marketable securities of $1.59 million relating to our Apollo investment, and a decrease in other expense of $0.13 million,   a decrease in loan guarantee of $0.1 million and a decrease in interest income of $0.1 million.

Income Tax Expense

Income tax expense of $0.73 million in 2012 increased by $0.5 million compared to 2011.  The increase in income tax expense is due to a $0.5 million increase in income tax expense for our recycling subsidiary and a $0.4 million increase in income tax expense for our Hong Kong subsidiary. In 2012, the effective income tax rates for our recycling subsidiary and Hong Kong were 25% and 16.5%, respectively, which our income tax for recycling subsidiary and Hong Kong subsidiary were $0.45 million and $0.28 million in 2012, as compared to $0 and $0.19 million in 2011, respectively.

Net Income (Loss)

Our net loss in 2012 was $2.6 million, compared to net loss of $3.3 million in 2011, the decrease in loss primarily due to the increase in gross profit of $2.6 million as a result of improved gross margin, partially offset by an increase in total operating expenses of $0.85 million, an increase in income tax expenses of $0.55 million, and an increase in total other expenses of $0.5 million, the increases as described previously.

Comprehensive Income (Loss)

During 2012 our comprehensive loss was $2.3 million.  Comprehensive loss consists of our net loss, change in unrealized loss on marketable securities and foreign currency translation gain (loss).  The functional currency of four of our subsidiaries operating in the PRC is the RMB.  The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs and expenses.  Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations.  As a result of these translations, we reported a foreign currency translation gain of $0.26 million for 2012compared to a gain of $1.6 million for 2011, and a change of unrealized loss of marketable securities of $797 in 2012 compared to a change of unrealized income of 0.5 million in 2011.  These non-cash losses and gains had the effect of increasing both our reported comprehensive income (loss) for 2012 and 2011.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate adequate amounts of cash to meet its cash needs.

At December 31, 2012 and December 31, 2011, we had cash and cash equivalents of $1.4 million and $1.0 million, respectively.  At December 31, 2012, our working capital was $0.6 million as compared to $1.6 million at December 31, 2011.

As of December 31, 2012, we had invested a total of approximately $50 million for the acquisition of land use rights, construction and equipment purchases for our recycling business.  We expect to expand our production capacity in the future and expect to build or acquire additional facilities in the future, depending on market conditions.  We have not set a timeframe for this expansion.

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

On December 31, 2012, we executed an advance-to-equity transaction with Mr. Yao, our Chairman, President and Chief Executive Officer, and issued 717,067 shares of our common stock in exchange for the advance from Mr. Yao in the principle amount of $353,753 at a conversion price of $0.49 per share.

On January 28, 2013 we sold 3,242,712 shares of our common stock at a price of $0.50 per share in a registered direct public offering.  We received proceeds of $1,621,356. We plan to use the proceeds as general working capital.

On March 29, 2013 we signed a promissory note with Mr. Yao, our Chairman and CEO. The promissory note is in the amount of $1 million with one year term at interest rate of 8% per annum simple interest and principal and interest due at maturity. The use of proceeds received in the note is to supplement our general working capital.

We believe our working capital is sufficient for our operations for at least the next 12 months.  We have bank facilities which provide for cash borrowings or the issuance of commercial letters of credit that we require in our metal ore trading business in the aggregate amount of $57 million.  Approximately $33 million was available under these facilities at December 31, 2012. Currently an additional $20 million bank facility’s renewal is in process.

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

On December 20, 2011, Armco HK entered into a Banking Facilities Agreement with DBS Bank (Hong Kong) Limited of $20,000,000 for issuance of commercial letters of credit in connection with the Company’s purchase of metal ore.  The Company pays interest at LIBOR or DBS Bank’s cost of funds plus 2.50% per annum on issued letters of credit in addition to an export bill collection commission equal to 1/8% of the first $50,000 and 1/16% of the balance and an opening commission of 1/4% on the first $50,000 and 1/16% of the balance for each issuance.  Amounts advanced under this facility are repaid from the proceeds of the sale of metal ore.  The lender may terminate the facility at anytime at its sole discretion. The facility is secured by the charge on cash deposit of the borrower, the borrower’s restricted pledged deposit in the minimum amount of 3% of the letter of credit amount, the Company’s letter of comfort and the guarantee of Mr. Kexuan Yao.   Armco HK is negotiating with DBS to extend the facility for another year.

On November 13, 2012, Armco HK entered into Amendment No. 3 to the March 25, 2009 uncommitted Trade Finance Facility with RZB Austria Finance (Hong Kong) Limited.  The amendment provides for the issuance of $15,000,000 of commercial letters of credit in connection with the purchase of metal ore, an increase of $5,000,000 over the amounts provided for in the March 25, 2010 facility.  The Company pays interest at 200 basis points per annum plus the lender’s cost of funds per annum on issued letters of credit in addition to fees upon issuance of the letter of credit of 1/16% for issuance commissions, negotiation commissions, commission-in-lieu and collection commissions.  Amounts advanced under this facility are repaid from the proceeds of the sale of metal ore.  The lender may, however, terminate the facility at any time or at its sole discretion upon the occurrence of any event which causes a material market disruption in respect of unusual movement in the level of funding costs to the lender or the unusual loss of liquidity in the funding market. The lender has the sole discretion to decide whether or not such event has occurred.  The facility is secured by restricted cash deposits held by the lender, the personal guarantee of Mr. Kexuan Yao, the Company’s guarantee, and a security interest in the contract for the purchase of the ore for which the letter of credit has been issued and the contract for the sale of the ore. At December 31, 2012, no balance was outstanding under this facility.

On December 18, 2012, Henan Armco obtained a RMB 11,000,000 (approximately $1.7 million) line of credit from China ICBC for issuance of letters of credit to finance the purchase of metal ore and scrap metal expiring July 8, 2013. At December 31, 2012, no balance was outstanding under this facility.

              On June 18, 2012, Henan Armco obtained a RMB 40,000,000 (approximately $6.3 million) line of credit from China Citic Bank, Zhengzhou Branch, for issuance of letters of credit to finance the purchase of metal ore and scrap metal expiring one (1) year from the date of issuance. The facility is guaranteed by Renewable Metals and Mr. Kexuan Yao, the Company’s Chairman, President and Chief Executive Officer. At December 31, 2012, no balance was outstanding under this facility.

On September 19, 2012, Henan Armco obtained a RMB 78,000,000 (approximately $12.0 million) line of credit from Guangdong Development Bank Zhengzhou Branch for issuance of letters of credit to finance the purchase of metal ore.  The Company pays interest at 120% of the applicable base rate for lending published by the People’s Bank of China (“PBC”) at the time the loan is made on issued letters of credit.  The facility is secured by the guarantee provided by Mr. Kexuan Yao and Renewable Metals jointly and the pledge of movable assets provided by the borrower. Amounts advanced under this line of credit are repaid from the proceeds of the sale of metal ore. At December 31, 2012, the balance outstanding under this facility was $6,257,200.

On March 15, 2013, Renewable Metals entered into a line of credit facility in the amount of RMB50, 000,000 (approximately $7.9 million) from Bank of China, Lianyungang Branch for the purchase of raw materials. The facility is expiring December 27, 2015 with interest at 7.872% per annum. The facility is secured by Renewable metals properties and guaranteed by Mr. Kexuan Yao, Ms. Yi Chu, and Henan Armco, respectively. At December 31, 2012, the balance outstanding under this facility was $7,925,689.

On July 24, 2012, Renewable Metals entered into a line of credit facility in the amount of RMB 15,000,000 (approximately $2.4 million) from Shanghai Pudong Development Bank for the purchase of raw materials. The term of the facility is 12 months with interest at 120% of the applicable base rate for lending published by the People’s Bank of China (“PBOC”) at the time the loan is drawn down per annum. The facility is secured by Armco machinery’s land use right and guarantees provided Mr. Kexuan Yao, Ms. Yi Chu. At December 31, 2012, the balance outstanding under this facility was $2,374,536.

              On July 1, 2011, Renewable Metals obtained a RMB 72,000,000 (approximately $11.4 million) line of credit from Bank of Communications, Lianyungang Branch expiring two (2) years from the date of issuance, for issuance of letters of credit in connection with the purchase of scrap metal. The letters of credit require Renewable Metals to pledge cash deposit equal to 20% of the letter of credit for letters of credit at sight, or 30% for other domestic letters of credit and for extended domestic letters of credit, the collateral of inventory equal to 166% of the letter of credit. The facility is secured by Renewable Metals inventories and guarantee provided by Mr. Kexuan Yao, the Company’s Chairman, President and Chief Executive Officer. At December 31, 2012, the balance outstanding under this facility was $8,084,203.

The following table provides certain selected balance sheet comparisons as of December 31, 2012 and December 31, 2011.

	31-Dec-12	31-Dec-11	Increase (decrease)%
Cash	$1,367,171	1,042,591	$324,580	31%
Pledged deposits	4,590,829	8,357,670	(3,766,841)	-45%
Marketable securities	1,213,641	1636742	(423,101)	-26%
Bank Accptance notes receivable	7,926	0	7,926	n/a
Accounts receivable, net	15,699,390	758,500	14,940,890	1970%
Inventories	13,378,445	33,344,547	(19,966,102)	-60%
Advance on purchases	2,238,652	3,079,684	(841,032)	-27%
Prepaid corp income taxes - Renewable Metals	0	467,546	(467,546)	-100%
Prepayments and other current assets	453,299	1,744,047	(1,290,748)	-74%
Total Current Assets	38,949,353	50,431,327	(11,481,974)	-23%

Loan payable	19,109,930	6,711,898	12,398,032	185%
Banker's acceptance note payable	8,624,734	8178029	446,705	5%
Current maturities of capital lease obligation	2,615,296	2195177	420,119	19%
Current maturities of long-term debt	0	3,931,745	(3,931,745)	-100%
Accounts payable	1,141,583	18,543,129	(17,401,546)	-94%
Advances received from (paid to) Chairman and CEO	0	607,009	(607,009)	-100%
Customer deposits	1,577,194	5,851,769	(4,274,575)	-73%
Corporate income tax payable	407,621	99,042	308,579	312%
Derivative warrant liability - current portion	306,708	0	306,708	n/a
Value added tax and other taxes payable	2,504,677	1,150	2,503,527	217698%
Accured expenses and other current liabilities	2,355,903	2,713,532	(357,629)	-13%
Total Current Liabilities	38,643,464	48,832,480	(10,495,542)	-21%

Our current assets at December 31, 2012 decreased by $11.4 million, or 22.8%, from December 31, 2011.  This decrease reflects decreases in inventories of $19.9 million, pledged deposits of $3.8 million, prepayments and other current assets of $1.3 million, advance on purchases of $0.8 million, prepaid corporate income taxes for Renewable Metals of $0.5 million, and marketable securities of $0.4 million, partially offset by increases in accounts receivable of $14.9 million,  and  cash of $0.3 million.

Our current liabilities at December 31, 2012 decreased by $10 million, or 20.9%, from December 31, 2011.  This decrease reflects decreases in accounts payable of $17.4 million, customer deposits of $4.3 million, current maturities of long term debt of $3.9 million, advances from Kexuan Yoa, our Chairman, President and Chief Executive Officer of $0.6 million, and accrued expenses and other current liabilities of $0.4 million, partially offset by increases in loan payable of $12.4 million, value added tax and other taxes payable of $2.5 million,  corporate income taxes payable  of $0.3 million, banker's acceptance notes payable and letters of credit of $0.4 million, and current maturities of capital lease obligation of $0.4 million.

Our cash at December 31, 2012 increased by $0.3 million from December 31, 2011, as we used less cash for (i) professional fees payment, especially our cash payment for legal services decreased by over $0.4 million in 2012 compared to 2011; and (ii) cash payment for officer and employee compensation, which we used more stock to substitute cash payment to save cash.

Pledged deposits at December 31, 2012 decreased by $3.8 million from December 31, 2011.  We make these pledged deposits with financial institutions as collateral for letters of credit and bank acceptance bills.  Pledged deposits are released to pay vendors upon acceptance of goods.

Marketable securities decreased $0.42 million at December 31, 2012 compared to December 31, 2011 due to the temporary decrease in the market value of our Apollo investment.

Our accounts receivable, net of allowance for doubtful accounts, increased approximately $14.9 million, mainly due to the timing difference between the sales and collections of sales scrap metal transactions that generated account receivable of approximately $15 million. The account receivable was received on February 6, 2013.

Inventories at December 31, 2012 decreased by $19.9 million from December 31, 2011, which is primarily due to our completion and delivery of previous sales, the acceleration of our inventory turnover and the overall decrease in our trading and production activities to manage market risk during the quarters.

Advances on purchases at December 31, 2012 decreased by $0.8 million from December 31, 2011, and consisted of prepayments to vendors for merchandise and deposits on pending purchases.  These advances on purchases are customary in our business and help us secure inventory below prevailing market prices, thereby providing us with a better opportunity to increase our gross profit margins.

Our prepayments and other current assets decreased $1.3 million at December 31, 2012 compared to December 31, 2011, primarily due to receipt of raw materials we prepaid for our Facility.

Prepaid corporate income taxes decreased by $0.47 million at December 31, 2012 from December 31, 2011 as a result of our payment of income taxes due on the operations of our recycling subsidiary Renewable Metals (using an effective tax rate of 25%).

Loans payable at December 31, 2012 increased approximately $12.4 million from December 31, 2011, due to short-term borrowings under our letter of credit facilities used to finance the payment of purchases. We used collections of accounts receivable to repay these short-term borrowings.

Banker’s acceptance note payable and letters of credit increased $0.45 million at December 31, 2012 compared to December 31, 2011, primarily due to an increase in short-term borrowings used in raw material acquisitions.

Corporate income tax payable at December 31, 2012 increased $ 0.3 million from December 31, 2011, primarily due to increases in taxable income for our recycling subsidiary Renewable Metals and Hong Kong subsidiary in 2012.

Accounts payable decreased $17.4 million at December 31, 2012 compared to December 31, 2011, primarily due to the repayment of outstanding balance owed to our suppliers in 2012.

At December 31, 2012, advances from our Chairman, President and Chief Executive Officer, Mr. Kexuan Yao, decreased $607,009, compared to December 31, 2011, as part of the advance was repaid and the remainder was converted to our common stock as described previously.

Customer deposits at December 31, 2012 decreased $4.3 million compared to $5.9 million at December 31, 2011 due to timing of customer orders and amounts that we require for deposits. We recognize customer deposit as revenue when the goods have been delivered and the risk of loss has transferred to the customer either at the port of origin or port of destination based on the shipping terms we agree to with our customer.

Accrued expenses and other current liabilities at December 31, 2012 decreased $0.4 million from 2.7 million at December 31, 2011, due to timing difference of shipments and payment of our payables. Accrued expenses consist of accrued expenses and other payables related to shipping fees.

Current maturities of capital lease obligation at December 31, 2012 increased $0.4 million as compared to December 31, 2011, resulting from our increased capitalized lease on machinery and our Facility.

Current maturities of long-term debt at December 31, 2012 decreased $3.9 million from December 31, 2011 as we paid off a long-term loan of $3.9 million in 2012.

Value added tax and other taxes payable at December 31, 2012 increased $2.5 million from December 31, 2011, due to the increase in sales of scrap metals in 2012 which is applied to China value added tax.

We did not make any commitments for capital expenditures at December 31, 2012.

Statements of Cash Flows

Our cash increased $0.3 million during 2012, as compared to a decrease of $2.1 million during 2011.  In 2012, we used cash in the amount of $9.0 million in operating activities, and we obtained cash in the amount of $3.0 million and $6.4 million through investing activities and financing activities, respectively.

In 2011, we generated cash in the amounts of $14.3 million from our operating activities.  We used cash in the amount of $859,000 in investing activities and $15.6 million in financing activities.

Net Cash Provided by (Used in) Operating Activities

In 2012, net cash used in operating activities of $9.0 million was mainly comprised of outflows related to a decrease in accounts payable of $17.4 million, an increase in accounts receivable of $14.9 million, a decrease in customer deposit of $4.3 million, and a decrease of accrued expenses and other current liability of $0.3 million. These outflows were partially offset by cash provided by a decrease in inventories of $20.0 million, an increase of $2.8 million in taxes payable, a decrease in prepayment and other current assets of $1.4 million, a decrease in advance on purchases of $0.8 million, and a decrease in prepaid value added taxes of $0.5 million.

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

Cash Used in (Provided by) Investing Activities

In 2012, cash provided by investing activities of $3.0 million was due to proceeds from release of pledged deposits of 21 million, partially offset by cash used in payments made towards pledged deposits of $16.9 million and purchases of property and equipment of $0.8 million.

In 2011, cash used in investing activities of $859,000 was due to purchases of property and equipment of $3.0 million payments made towards pledged deposits of $45.4 million, and purchase of land use rights of $2.7 million, partially offset by cash inflow in proceeds from release of pledged deposits of $50.1 million.

Cash Used in (Provided by) Financing Activities

In 2012 cash provided in financing activities of $6.4 million consisted of proceeds from loans payable of $64.7 million and banker’s acceptance notes payable of $0.4 million, partially offset by repayment of loans payable of $52.4 million, repayments of long-term debt of $4.0 million, repayment of mortgage payable of $2.0 million, and repayment to Kexuan Yao, our Chairman President and Chief Executive Officer of $0.3 million.

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

Contractual Obligations and Commitments.  At December 31, 2012, our long-term debt and financial obligations and commitments by due dates were as follows:

Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Banker's acceptance notes payable and letters of credit (1)	8,624,734	8,624,734
Long-Term Debt Obligations(2)					-
Short-Term Loans Payable (3)	19,109,930	19,109,930
Capital Lease Obligations (4)	4,365,251	2,615,296	1,749,955	-	-
Operating Lease Obligations (5)	369,837	150,146	219,691	-	-
Purchase Obligations	-
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP	-	-	-	-	-
Total	32,469,752	30,500,106	1,969,646		-

(1)	See Note 10 – Banker’s Acceptance Notes Payable and Letters of Credit in our audited consolidated financial statements included in this Report.
(2)	See Note13– Long-Term Debt in our audited consolidated financial statements included in this Report.
(3)	See Note 9 – Loans Payable in our audited consolidated financial statements included in this Report.
(4)	See Note 12 – Capital Lease Obligation in our audited consolidated financial statements included in this Report.
(5)	See Note 15 – Commitments and Contingencies for Operating lease Obligations in our audited consolidated financial statements included in this Report.

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

Our loans payable, banker’s acceptance notes payable, capital lease obligation, and long-term debt approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to us for similar financial arrangements at December 31, 2012and 2011.

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

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements are contained on pages F-1 through F- 34 which appear at the end of this annual report.

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.        CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, CFO, to allow timely decisions regarding required disclosure.  Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2012.  Based on that evaluation and as described below under “Management’s Report on Internal Control over Financial Reporting,” we have identified material weaknesses in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)).  These weaknesses involve our lack of experience with U.S. GAAP requirements, as described in more detail in the next section.  Solely as a result of these material weaknesses, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of December 31, 2012.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, our management concluded that, due to the material weaknesses described below, our internal control over financial reporting was not effective as of December 31, 2012.

A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements would not be prevented or detected on a timely basis.

Based on management’s assessment of the effectiveness of our internal controls over financial reporting, management concluded that our internal controls over financial reporting were not effective as of December 31, 2012, due to insufficiently qualified accounting and other finance personnel with an appropriate level of U.S. GAAP knowledge and experience.  Management believes that our lack of experience with U.S. GAAP constitutes a material weakness in our internal control.

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

Remediation Plan

As a result of management’s audit of our internal controls, we are considering the costs and benefits associated with remediating our control deficiencies.  We plan to devote significant resources to remediate, improve and document our disclosure controls and procedures and internal controls and procedures, including our engagement of a CPA consultant who has U.S. GAAP knowledge to assist in the preparation of our U.S. GAAP financial statements.  We did not make any meaningful progress in implementing our remediation plan during the past fiscal year.  We continue to consider the following remediation options, or some combination thereof: (i) hiring additional personnel with sufficient U.S. GAAP experience, (ii) hiring of a professional services firm that has expertise in accounting and U.S. GAAP matters with publicly-traded companies and (iii) implementing ongoing training in U.S. GAAP requirements for our CFO and accounting and other finance personnel.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the fourth quarter of the fiscal year of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.        OTHER INFORMATION.

None.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Executive Officers and Key Employee

The following table sets forth information about our executive officers and key employees as of the date of this report:

Name	Age	Positions and Offices Held
Kexuan Yao	41	Chairman, President and Chief Executive Officer
Fengtao Wen	39	Chief Financial Officer
Weigang Zhao	34	Vice General Manager of Renewable Metals and Director

Kexuan Yao, age 41, Mr. Yao has served as the Chairman of the Board of Directors and Chief Executive Officer since June 2008.  Mr. Yao has served as the Chairman and General Manager of our subsidiary Armco Metals International Limited (formerly “Armco & Metawise (H.K) Limited”) (“Armco HK”) since its inception in 2001.  From 1996 to 2001, Mr. Yao served as the General Manager of the Tianjian Branch for Zhengzhou Gaoxin District Development Co., Ltd., a Chinese metal distribution business.  While at Zhengzhou Gaozin District Development Co., Ltd., his main responsibility was the management of the iron ore import department, which coordinated the delivery of iron ore from around the world into China.  Mr. Yao received a bachelor’s degree from Henan University of Agriculture in 1996 and expects to obtain an EMBA degree from the China Europe International Business School (CEIBS) within this year. Our Board of Directors believes Mr. Yao’s experience in the metal ore business and his experience and success in operating Armco Metals International Limited are important attributes that enhance the quality of the Board of Directors.

Fengtao Wen, age 39, Mr. Wen has served as our Chief Financial Officer since June 2008.  Mr. Wen has served as the accounting manager of our subsidiary Armco Metals International Limited and its subsidiary Henan Armco & Metawise Trading Co., Ltd.  (“Henan Armco”) since 2005 and is responsible for supervision of financial controls and management of these entities.  From 1996 to 2005, Mr. Wen worked in the accounting department of Zhengzhou Smithing Co., Ltd.  Mr. Wen graduated from the Economics Department of Zhengzhou University in 1996.

Weigang Zhao, age 34, Mr. Zhao has been a member of our Board of Directors since June 2008.  Mr. Zhao is a key employee and has served as the Vice General Manager of Armco Metals International Limited’s subsidiary Armco (Lianyungang) Renewable Metals, Inc. (“Renewable Metals”, formerly known as “Armet Lianyuang”) since 2007.  From 2005 through 2006 Mr. Zhao served as a manager in the supply department at Henan Anyang Steel Co., Ltd.  From 2003 through 2004 Mr. Zhao served as the marketing manager at Sinotrans Henan Co., Ltd.  Mr. Zhao graduated with a bachelor’s degree in Economics from Henan College of Finance and Economics in 2002. Our Board of Directors believes Mr. Zhao’s experience in the steel industry is a key qualification for his inclusion on the Board of Directors.

Board of Directors

Our Board of Directors oversees our business affairs and monitors the performance of management. In accordance with our corporate governance principles, the Board of Directors does not involve itself in day-to-day operations. The directors keep themselves informed through discussions with the Chief Executive Officer, other key executives and by reading the reports and other materials that we send them and by participating in Board of Directors and committee meetings. Our directors hold office until their successors have been elected and duly qualified unless the director resigns or by reason of death or other cause is unable to serve in the capacity of director. All directors will be up for re-election at our next annual meeting of stockholders, which is expected to occur in July 2013.  The Board of Directors adheres to corporate governance principles designed to assure the continued vitality of the Board of Directors and excellence in the execution of its duties. The Board of Directors is responsible for supervision of the overall affairs of the company.  The Board of Directors currently consists of five directors.  Four of directors are citizens of China and one a citizen of Canada.  There are no family relationship between any of the executive officers and directors.  The current board membership as well as committee assignments and biographical information about our current directors is provided below.

Board of Directors and Committee Membership

Director	Audit Committee Member	Compensation Committee Member	Nominating and Governance Committee Member
Kexuan Yao
Weigang Zhao
William Thomson	X(1)	X(1)	X
Kam Ping Chan	X	X	X
Weiping Shen	X	X	X(1)
(1) Denotes Chairman.

Kexuan Yao.  Please see Mr. Yao’s biography above under the caption “Executive Officers.”

Weigang Zhao. Please see Mr. Zhao’s biography above under the caption “Executive Officers.”

William Thomson, age 71, is a managing partner of Mercana Growth Partners since 2009, a leading merchant banking and crisis management company. Prior to 2009, he was the president of Thomson Associates Inc. for more than 30 years. Mr. Thomson sits on the board of directors of the following publicly-listed companies: Asia Bio Chem Group Co. Ltd. since 2008, Chile Mining Technologies Inc. since 2010, China Armco Metals Inc. since 2009 and theScore Inc. since 2004. During the past 10 years, Mr. Thomson was previously on the board of directors of the following public companies: Atlast Pain & Injury Solutions Inc. from June 2006 to March 2007, Acto Digital Video Systems Inc. from December 2003 to January 2004, China Automotive Systems Inc. from September 2003 to July 2010, Greater China Capital Inc. from February 2010 to February 2012,  Imperial Plastech Inc. from November 2002 to January 2005, Industrial Minerals Inc. from March 2007 to June 2009, JITE Technologies Inc. from September 2005 to February 2007, Maxus Technologies Inc. from February 2004 to June 2010, Med Emerg International Inc. from February 1998 to May 2004, Open EC Technologies Inc. from November 2005 to November 2009 and YTW Weslea Growth Capital Corp. From October 2004 to September 2005, Mr. Thomson received his Bachelors’ Degree in Business Commerce from Dalhousie University in 1961, and became a Chartered Accountant affiliated with the Institute of Chartered Accountants in 1963. Mr. Thomson, one of our three independent directors, is also chairman of the Audit Committee. Our Board of Directors believes Mr. Thomson’s professional qualifications as a chartered accountant as well as his experience in finance, corporate governance and development and business operations bring valuable insights to the board’s oversight of business operations, financing and corporate governance. Our Board of Directors believes Mr. Thomson’s professional qualifications as a chartered accountant as well as his experience in finance, corporate governance and development and business operations bring valuable insights to the board’s oversight of business operations, financing and corporate governance.

Mr. Kamping Chan, age 58, was appointed as a member of our Board of Directors to replace Mr. Heping Ma effective September 16, 2010.  Since 1994, Mr. Chan has been the Chairman and Executive Director of PNK International, Ltd. and Beston Holdings Group, Ltd. which are engaged in the distribution of metal and metal ore. From 2003 to 2004 Mr. Chan was the Director of International Mineral Limited, an iron ore company, which was acquired by the CITIC PACIFIC in 2004. International Mineral Ltd. was engaged in iron ore exploration and production. From 1989 to 1994, Mr.Chan managed the trading department of Prosperous Enrich, Ltd. which was engaged in importing minerals and ore into the Asian market. From 1985 to 1988 Mr. Chan served as a trader at Cargill Limited in Hong Kong. Mr. Chan graduated from China Fujian Teachers University in 1976 with a Bachelors degree in English.  Mr. Chan brings vast experience in the metals and minerals industries to our Board of Directors.

In addition to the individual skills and background described above, the board has also concluded that each of these individuals will continue to provide knowledgeable advice to our other directors and to senior management on numerous issues facing our company and on the development and execution of our strategy.

Weiping Shen, age 42, has been acting as the partner of Shanghai Milestone Assets Management Co., Ltd. since May 2011, where he is the chief researcher and has developed strict investment research practice systems and procedures. Prior to that, Mr. Shen was a TV show host, commenter and journalist with Shanghai Yicai Media Co., Ltd. from July 2003 to May 2011, during which time he hosted shows on the financial channel and was recognized as one of the "Top Ten Outstanding Young Chinese Financial Practitioners in Shanghai".

Being a financial commenter and journalist at the financial channel, Mr. Shen has developed considerable experience in investment research and management and built-up a large network in the media industry and the capital market in China, which we believe enables him to provide insightful advice to the Company’s management and helps enhance the Company's public image in China.

Audit Committee. The Audit Committee is responsible to the Board of Directors for the areas of audit and compliance and oversees our financial reporting process, including monitoring the integrity of the financial statements and the independence and performance of the registered public accounting firm and supervises our compliance with legal and regulatory requirements. The current members of the Audit Committee are Weiping Shen, William Thomson and Kam Ping Chan. The Board of Directors has determined that Mr. Thomson, Chairman of the Audit Committee, is an “audit committee financial expert” as defined under SEC rules. The Board of Directors has affirmatively determined that none of the members of the Audit Committee have a material relationship with us that would interfere with the exercise of independent judgment and each of the members of the Audit Committee are “independent” as defined in the applicable NYSE MKT rules. The Audit Committee held three meetings during the 2012 fiscal year, with each member attending each meeting with the exception of our director Kamping Chan, who missed one Audit Committee meeting. The responsibilities of the Audit Committee, as approved by the Board of Directors, are set forth in the Audit Committee Charter, a copy of which is included as Exhibit 99.1 of our Form 8-K filed with the SEC on October 28, 2009.

Compensation Committee. The Compensation Committee is responsible for establishing and reviewing our compensation and employee benefit policies. The current members of the Compensation Committee are Weiping Shen, William Thomson and Kam Ping Chan, each of whom are “independent” directors within the meaning of the applicable NYSE MKT rules.  The chairman of the Compensation Committee is Mr. Thomson.

The Compensation Committee reviews and recommends to the Board of Directors for approval the compensation for our Chief Executive Officer and all of our other executive officers, including salaries, bonuses and grants of awards under, and administration of, our equity incentive plans. The Compensation Committee, among other things, reviews and recommends to the Board of Directors employees to whom awards will be made under our equity incentive plans, determines the number of options to be awarded, and the time, manner of exercise and other terms of the awards. The Compensation Committee holds two meetings during the 2012 fiscal year.   We engaged Frederic. W. Cook & Co., Inc. to advise us on the terms of compensations for our Chairman and Chief Executive Officer Mr. Yao in his Employment Agreement dated February 8, 2012. The responsibilities of the Compensation Committee, as approved by the Board of Directors, are set forth in the Compensation Committee Charter, a copy of which is included as Exhibit 99.2 of our Form 8-K filed with the SEC on October 28, 2009.

Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee was formed: (1) to assist the Board of Directors by identifying individuals qualified to become board members and to recommend for selection by the Board of Directors the director nominees to stand for election for the next annual meeting of our stockholders; (2) to recommend to the Board of Directors director nominees for each committee of the Board of Directors; (3) to oversee the evaluation of the Board of Directors and management and (4) to develop and recommend to the Board of Directors a set of corporate governance guidelines and enhancements to the Code of Business Conduct and Ethics. The responsibilities of the Nominating and Corporate Governance Committee, as approved by the Board of Directors, are set forth in the Nominating and Corporate Governance Committee Charter, a copy of which is included as Exhibit 99.3 of our Form 8-K filed with the SEC on October 28, 2009.  The current members of the Nominating and Corporate Governance Committee are Weiping Shen, William Thomson and Kam Ping Chan, each of whom are “independent” directors within the meaning of the applicable NYSE MKT rules.  The chairman of the Nominating and Corporate Governance Committee is Mr. Shen.

NYSE MKT rules require director nominees to be either selected, or recommended for the Board of Directors’ selection, either by a majority of our independent directors or our Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee is responsible for selecting those individuals to recommend to the entire Board of Directors for election to the board. The committee will consider candidates for directors proposed by security holders. The Nominating and Corporate Governance Committee’s policy is to accept written submissions that include the name, address and telephone number of the proposed nominee, along with a brief statement of the candidate’s qualifications to serve as a director. If the proposed nominee is not the security holder submitting the name of the candidate, a letter from the candidate agreeing to the submission of his or her name for consideration should be provided at the time of submission. If the committee believes it to be appropriate, committee members may meet with the proposed nominee before making a final determination whether to recommend the individual as a nominee to the entire Board of Directors to stand for election to the board.

The Nominating and Corporate Governance Committee identifies director nominees through a combination of referrals, including by management, existing board members and security holders and direct solicitations, where warranted. Once a candidate has been identified, the Nominating and Corporate Governance Committee reviews the individual’s experience and background and may discuss the proposed nominee with the source of the recommendation.

Among the factors that the committee considers when evaluating proposed nominees are their knowledge and experience in business matters and in the metals and recycling industry, finance, capital markets and mergers and acquisitions. The committee may request references and additional information from the candidate prior to reaching a conclusion. The committee is under no obligation to formally respond to recommendations, although as a matter of practice, every effort is made to do so.

The Nominating and Corporate Governance Committee received no security holder recommendations for nomination to the Board of Directors in connection with the annual meeting of stockholders of 2012. Upon the resignation of Mr. Pang on May 4, 2012, the Nominating and Governance Committee recommended and our Board of Director approved that Mr. Weiping Shen to stand for election as a director. The current five members of the Board of Directors of the Company were each elected as a director at the annual meeting of stockholders of 2012. The Nominating and Corporate Governance Committee hold two meetings during the 2012 fiscal year.

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

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto under Rule 16a-3(d) of the Securities Exchange Act of 1934 filed during the fiscal year ended December 31, 2012, we are not aware that any officer, director or 10% or greater beneficial owner failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act of 1934 with respect to the fiscal year ended December 31, 2012, other than as set forth below:.

Name	Number of Late Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
Fengtao Wen	2	2	2
Weigang Zhao	1	1	1
Kexuan Yao	2	2	2
Weiping Shen	1	1	1

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

ITEM 11.         EXECUTIVE COMPENSATION.

DIRECTOR COMPENSATION

The Board of Directors' general policy on director compensation is that compensation for non-employee directors should consist of a combination of cash and equity based compensation. The following table summarizes the compensation paid by us to our directors during the fiscal year of 2012.

Director Compensation Table for the 2012 Fiscal Year

Director	Fees earned or paid in cash ($)	Stock Awards ($)(2)		Total ($)
Kexuan Yao (1)	-	-		0
Weigang Zhao (1)	-	-		0
William Thomson	40,000	-		40,000
Kamping Chan	20,000	1,782	(3)	21,782
Weiping Shen (4)	-	34,500		34,500

(1)
In accordance with our Board of Directors' general policy directors who are full time employees (Messrs. Yao and Zhao) are not paid for board service in addition to their regular employee compensation.

(2)	The amounts in this column represent the fair value of the award as of the grant date as computed in accordance with FASB ASC Topic 718.
(3)
The amount in this column represents the fair value of 6,250 shares of the Company’s common stock, granted on December 19, 2011, at $0.2851 per share, for his services provided in 2012. Each 50% of such award vested on June 30, 2012 and December 31, 2012.

(4)
Mr. Weiping Shen was appointed to serve as a member of our Board of Directors on May 4, 2012, effectively immediately. The amounts in this column  represent the fair value of 50,000 shares of the Company’s common stock, granted on May 4, 2012, at $0.69 per shares, for his services provided from May 4, 2012 to May 3, 2013. Each 50% of such shares shall vest on September 30, 2012 and May 3, 2013.

Pursuant to our agreement with William Thomson, Mr. Thomson, as compensation for serving as our director, shall receive an annual salary of $40,000 during the fiscal year of 2012, payable on a quarterly basis.

Pursuant to our agreement with Kamping Chan, Mr. Chan, as compensation for serving as our director, shall receive a salary of $20,000 from October 1, 2011 to December 31, 2012, each $5,000 payable on a quarterly basis commencing on March 31, 2012. Mr. Chan shall also receive 6,250 shares of the Company’s common stock, and each 50% of such shares shall vest on June 30, 2012 and December 31, 2012.

Pursuant to our agreement with Weiping Shen, Mr. Shen, as compensation for serving as our director, shall receive a salary of 50,000 shares of the Company’s common stock from May 4, 2012 to May 3, 2013, and each 50% of such shares shall vest on September 30, 2012 and May 3, 2013.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes all compensation recorded by us in the last two fiscal years for:

·	our principal executive officer, our principal financial officer or other individuals serving in a similar capacities; and
·	our two most highly compensated executive officers other than our principal executive officer and principal financial officer, who were serving as executive officers as of December 31, 2012.

For definitional purposes these individuals are sometimes referred to as the “named executive officers”. The value attributable to any stock or option awards is computed in accordance with ASC Topic 718. The amounts reflected in columns (e) represent the dollar amount recognized for financial statement reporting purposes with respect to 2012 and 2011 for the grant date fair value of securities granted in each respective year in accordance with ASC Topic 718. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that may be realized upon exercise or vesting.

Name and principal position (a)	Year (b)	Salary ($) (c)		Bonus ($) (d)	Stock Awards($) (e) (2)		Option Awards ($) (f)	All Other Compensation (i)(1)	Total ($) (j)

Kexuan Yao,
Chief Executive Officer	2012	$250,000	(6)		$289,858	(6)			$539,858
and Director	2011	$99,945		-	$38,170	(3)	-	$-	$138,115

Fengtao Wen,
Chief	2012	$30,764			$77,494	(7)			$108,258
Financial Officer	2011	$26,880		-	$10,335	(4)	-	$-	$37,215

Weigang Zhao,
Vice General
Manager of Renewable Metals	2012	$10,450			$59,404	(8)			$69,854
and Director	2011	$8,364		-	$2,291	(5)	-	$-	$10,655

(1)	All perquisites awarded to the above individuals were less than $10,000 for each of the 2012 and 2011 fiscal years.
(2)	The amounts in this column represent the fair value of the award as of the grant date as computed in accordance with FASB ASC Topic 718.
(3)
Representing 141,371 shares of the Company’s common stock for his 2011 services in lieu of cash multiplied by $0.27, which was the closing stock price per share on December 15, 2011, the date of grant.  Such shares fully vested on the date of grant.

(4)
Representing 38,276 shares of the Company’s common stock for his 2011 services in lieu of cash multiplied by $0.27, which was the closing stock price per share on December 15, 2011, the date of grant. Such shares fully vested on the date of grant.

(5)
Representing 8,485 shares of the Company’s common stock for his 2011 services in lieu of cash multiplied by $0.27, which was the closing stock price per share on December 15, 2011, the date of grant. Such shares fully vested on the date of grant.

(6)
Representing aggregated shares granted to him in 2012 as follows:
• 435,363 shares of the Company’s common stock for his first half of 2012 services in lieu of cash multiplied by $0.33, which was the closing stock price per share on July 30, 2012, the date of grant. Such shares fully vested on the date of grant;
• 50,000 shares of the Company’s common stock as bonus for his service in the second half of 2012, multiplied by $0.33, which was the closing stock price per share on July 30, 2012, the date of grant. Such shares fully vested on the date of grant;
• 215,027 shares of the Company’s common stock, of which 146,860 shares for his fourth quarter of 2012 services in lieu of cash multiplied by $0.35, which was the closing stock price per share on November 12, 2012, the date of grant, and 68,187shares as stock bonus . Such shares fully vested on the date of grant; and
• 125,000 shares of the Company’s common stock for each quarter of 2012 services multiplied by $0.49, which was the closing stock price per share on February 8, 2012, the date of grant per employment agreement. Each of such 125,000 sharesvested on April 1, 2012, July 1, 2012, October 1, 2012 and January 1, 2013, respectively (and such the grants were authorized by our board prior to each such issuance in 2012).

(7)
Representing aggregated shares granted to him in 2012 as follows:
• 10,000 shares of the Company’s common stock for his 2011 services in lieu of cash multiplied by $0.57, which was the closing stock price per share on February 6, 2012, the date of grant. Such shares fully vested on the date of grant. Such shares were accounted as 2012 compensation.
• 51,167 shares of the Company’s common stock for his first half of 2012 services in lieu of cash multiplied by $0.33, which was the closing stock price per share on July 30, 2012, the date of grant. Such shares fully vested on the date of grant;
• 50,000 shares of the Company’s common stock for bonus for his second half of 2012 service, multiplied by $0.33, which was the closing stock price per share on July 30, 2012, the date of grant. Such shares fully vested on the date of grant; and
• 117,254 shares of the Company’s common stock for his second half of 2012 services in lieu of cash multiplied by $0.35, which was the closing stock price per share on November 12, 2012, the date of grant. Such shares fully vested on the date of grant.

(8)
Representing aggregated shares granted to him in 2012 as follows:
• 5,653 shares of the Company’s common stock for his first half of 2012 services in lieu of cash multiplied by $0.33, which was the closing stock price per share on July 30, 2012, the date of grant. Such shares fully vested on the date of grant.
• 50,000 shares of the Company’s common stock for bonus for his second half of 2012 service, multiplied by $0.33, which was the closing stock price per share on July 30, 2012, the date of grant. Such shares fully vested on the date of grant.
• 117,254 shares of the Company’s common stock for his second half of 2012 services in lieu of cash multiplied by $0.35, which was the closing stock price per share on November 12, 2012, the date of grant. Such shares fully vested on the date of grant.

Outstanding Equity Awards at Year End

OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised options (#)(b)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)(c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)(d)	Option Exercise Price ($)(e)	Option Expiration Date (f)	Number of Shares or Units of Stock that have not Vested (#)(g) (1)	Value of Shares or Units of Stock that have not Vested ($)(h)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)(i)(3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($)(j) (2)
Kexuan Yao	-	-	-	-	-	1,125,000	$551,250	1,125,000	$551,250
Fengtao Wen	-	-	-	-	-	-	-	-	-
Weigang Zhao	-	-	-	-	-	-	-	-	-

(1)	This column reflects the number of shares of our restricted common stock awarded to the respective named executive officer that had not yet vested as of December 31, 2012.
(2)	Determined based on the closing market price of our common stock on December 31, 2012, the last trading day in fiscal year ended December 31, 2011, of $0.49 per share.
(3)
Number of shares reflects each 125,000 shares of restricted common stock which shall vest on January 1, 2013, April 1, 2013, July 1, 2013, October 1, 2013, January 1, 2014, April 1, 2014, July 1, 2014, October 1, 2014 and January 1, 2015 if Mr. Yao remains as our employee at the time of vesting.

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

● Mr. Yao to receive 1,500,000 shares of the Company’s common stock (the “Restricted Shares”), subject to the terms and conditions of the Amended and Restated China Armco Metals, Inc. 2009 Stock Incentive Plan.  The Restricted Shares will vest according to the following schedule:  125,000 shares of Restricted Shares to vest on the first day of each quarter over a three year period commencing on April 1, 2012 and terminating on January 1, 2015.

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

We engaged Frederic. W. Cook & Co., Inc. to advise us on the terms of compensations for Mr. Yao in the New CEO Agreement.  Such New CEO Agreement was approved by our Compensation Committee.

Mr. Yao received an aggregate of 582,223shares of the Company’s common stock in lieu of the cash compensation of approximately $195,071 (based on the closing stock price on the grant date) foregone at the election by Mr. Yao.

Other Executive Officers

The compensation of our Chief Financial Officer is determined by our Chief Executive Officer and Board of Directors who considered a number of factors in determining his compensation including the scope of his duties and responsibilities to our company and the time devoted to our business. Our Chief Executive Officer or Board of Directors did not consult with any experts or other third parties in fixing the amount of compensation for our Chief Financial Officer.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our stockholders as well as any equity compensation plans not approved by our stockholders as of December 31, 2012.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plan category
Plans approved by our stockholders:	40,000	5.0	1,001,119

Plans not approved by stockholders:
2009 Stock Incentive Plan (1)	-	-

(1) For a description of each of the 2009 Stock Incentive Plan and stock options listed in this table, see “Note 17 - Stockholders' Equity – Stock Incentive Plan” to the consolidated financial statements in our Annual Report, as filed with the SEC.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

At March 25, 2013, the Company had 23,484,288 shares of common stock issued and outstanding. The following table sets forth information known to us as of March 25, 2013 relating to the beneficial ownership of shares of our common stock by:

·	each person who is known by us to be the beneficial owner of more than 5% of our outstanding common stock;
·	each director and nominee;
·	each named executive officer; and
·	all named executive officers and directors as a group.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership (2)	Percentage of Class (2)
Kexuan Yao(3)	6,835,830	28.95%
Weigang Zhao(4)	192,573	*	%
Fengtao Wen(5)	269,375	*	%
Weiping Shen	50,000	*	%
Kamping Chan	12,500	*	%
William Thomson(6)	16,250	*	%
All Directors and Executive Officers as a Group	7,376,528	31.23%
(1) Except as otherwise noted below, the address of each of the persons shown in the above table is c/o China Armco Metals, One Waters Park Drive Suite 98, San Mateo, California 94403.
2) Includes, where applicable, shares of common stock that such person has the right to acquire within 60 days after March 25, 2013. Also includes unvested shares of restricted stock as to which such person has voting power but no dispositive power. Unless otherwise indicated, we believe that all persons named in the table above have sole voting power and/or investment power with respect to all shares of common stock beneficially owned by them.
(3) The number of shares beneficially owned by Mr. Yao, our Chief Executive Officer, including 6,432,455 shares of common stock directly owned by himself, 125,000 shares of common stock that shall vest on April 1, 2013 under Mr. Yao’s employment agreement dated February 8, 2012 if he remains as an employee, and 278,375 shares of common stock owned by his spouse, and not including, 875,000 unvested shares that shall vest beyond June 1, 2013 under Mr. Yao’s employment agreement dated February 8, 2012 if he remains as an employee at the time of vesting, and the “1,300,000 pledged shares” as described below. Mr. Yao entered into a Structured Transaction Agreement, dated June 11, 2010, with Crisnic Fund, SA. ("Crisnic Fund"). In connection with that agreement, Mr. Yao pledged 1,300,000 shares of the Company’s common  stock as collateral (the “1,300,000 pledged shares”). After lengthy jurisdictional proceedings in which Crisnic Fund unsuccessfully disputed the jurisdiction of the United States District Court, Mr. Yao acquired discovery in litigation against Crisnic Fund. Crisnic Fund's brokerage account statements reflected that Crisnic Fund sold all 1,300,000 million shares of Mr. Yao's China Armco stock pledged as collateral, without notice to Mr. Yao. The dates of Crisnic Fund's sales ranged from June 29, 2010 through July 8, 2010. The net proceeds of such sales totaled $4,113,064.29. While Crisnic Fund did, on July 27, 2010, send Mr. Yao $1 million in purported loan proceeds, Crisnic Fund did so only after it had already sold Mr. Yao's 1,300,000 shares pledged as collateral. Mr. Yao is currently in litigation to recover all 1,300,000 shares of his China Armco stock and damages, including punitive damages for fraud.
(4) The number of shares beneficially owned by Mr. Zhao, Vice General Manager of Renewable Metals and a director, includes 187,573 shares of common stock presently outstanding and 5,000 shares underlying warrants to purchase our common stock at $5.00 per share issued in connection with his purchase of 5,000 shares on common stock on July 31, 2008 expiring on July 31, 2013.
(5) The number of shares beneficially owned by Mr. Wen, our Chief Financial Officer, includes 265,375 shares of common stock presently outstanding and 4,000 shares underlying warrants to purchase our common stock at $5.00 per share issued in connection with his purchase of 5,000 shares on common stock on July 31, 2008 expiring on July 31, 2013.
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

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

The following sets forth a summary of transactions since the beginning of the fiscal year of 2011, or any currently proposed transaction, in which the Company was to be a participant and the amount involved exceeded or exceeds $120,000 and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Operating Lease from Chairman, President and Chief Executive Officer and Principal Stockholder

On January 1, 2006, Henan Amrco entered into a non-cancellable operating lease for its 176.37 square meters commercial office space in the City of Zhengzhou, Henan Province, PRC with Mr. Kexuan Yao. Chairman, Chief Executive Officer and significant stockholder of the Company for RMB10,000 per month, which expired on December 31, 2008 and has been extended through December 31, 2013.  Total lease payments for the year ended December 31, 2012 and 2011 amounted to RMB 120,000 (equivalent to $19,022 and $18,564).  Future minimum lease payments required under the non-cancelable operating lease are RMB 120,000 (equivalent to $19,022) for the year of 2013.

Advances from our Chairman, President and Chief Executive Officer and Principal Stockholder conversion to common stock

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

Advances to the Company, which do not bear interest and have no formal repayment terms, from Mr. Yao at December 31, 2012 and 2011 consisted of $nil and $607,009 respectively.

On December 31, 2012, we executed an advance-to-equity transaction with Mr. Yao, our Chairman and CEO, and issued 717,067 shares of our common stock in exchange for the advance from Mr. Yao in the principle amount of $353,753 at a conversion price of $0.49 per share.

The Company expects to continue to have the Chairman make such advances as he is able to do so and as needed by the Company and will seek in the future to reimburse the Chairman for such advances upon mutually agreeable terms between the Chairman and the Compensation Committee.

Loan from our Chairman, President and Chief Executive Officer and Principal Stockholder

On March 29, 2013, the Company executed a promissory note in the amount of $1,000,000 payable to the Chairman, President and Chief Executive Officer and principal stockholder of the Company.  The note, which is due in one year, accrues interest at 8% per annum.  The proceeds will be used for working capital purposes.

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

Director Independence

We are required to have a majority of independent directors within the meaning of applicable NYSE MKT Company Guide rules. The Board of Directors has determined three of the five directors are independent, which excludes Kexuan Yao, our Chairman, President and Chief Executive Officer, and Weigang Zhao, vice general manager of our subsidiary Renewable Metals.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information About Auditors

The Audit Committee of the Board of Directors appointed Li & Company, PC as the independent registered public accounting firm to conduct the audit of our consolidated financial statements for the 2012 fiscal year and to report on our consolidated balance sheets, statements of income and other related statements, which appointment was ratified by the stockholders at the 2012 annual meeting of stockholders. Li & Company, PC has served as our independent registered public accounting firm since May 2008. The Audit Committee Charter includes the procedures for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Audit Committee of the Board of Directors approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Audit Committee. The audit and audit-related fees paid to the auditors with respect to the 2012 fiscal year were pre-approved by the Audit Committee of the Board of Directors.

Fees and Services

The following table shows the fees that were billed for the audit and other services provided by Li & Company, PC for the years ended December 31, 2012 and 2011.

	2012	2010
Audit Fees
	$137,500	$130,000
Audit-Related Fees
	-	-
Tax Fees
	7,500	7,500
All Other Fees
	3,950	1,600
Total:
	$148,950	$139,100

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

Pre-Approval Policies and Procedure for Audit and Permitted Non-Audit Services

The Audit Committee has developed policies and procedures regarding the approval of all non-audit services that are to be rendered by our independent registered public accounting firm, as permitted under applicable laws, and the corresponding fees for such services. In situations where the full Audit Committee is unavailable to pre-approve any permitted non-audit services to be rendered by our independent registered public accounting firm: (i) our chief executive officer will evaluate the proposed engagement to confirm that the engagement is not prohibited by any applicable rules of the SEC or NYSE MKT, (ii) following such confirmation by the chief executive officer , the chairperson of the Audit Committee will determine whether we should engage our independent registered public accounting firm for such permitted non-audit services and, if so, negotiate the terms of the engagement with our independent registered public accounting firm, and (iii) the chairperson of the Audit Committee will report to the full Audit Committee at its next regularly scheduled meeting about any engagements of our independent registered public accounting firm for permitted non-audit services that have been approved by the chairperson. Alternatively, after confirmation by the chief executive officer, the full committee may pre-approve engagements of our independent registered public accounting firm at Audit Committee meetings.

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

PART IV

ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit		Filed
Index	Description of Document	Herewith	Incorporated by Reference To:

2.1	Share Purchase Agreement between Cox Distributing, Inc. and Armco & Metawise (HK), Ltd., dated June 27, 2008.		Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on July 1, 2008.

3.1	Articles of Incorporation of the Registrant as filed with the Secretary of State of Nevada.		Exhibits 3.1 to the Registrant’s Registration Statement on Form SB-2 filed on August 27, 2007.

3.2	Bylaws of the registrant.		Exhibit 3.2 to the Registrant’s Registration Statement on Form SB-2 filed on August 27, 2007.

3.3	Amendment to Bylaws		Exhibit 3.3 to the Current Report on Form 8-K as filed on April 1, 2010.

4.1	Form of Warrant	Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on July 31, 2008.

4.2	Form of $7.50 warrant	Exhibit 4.2 to the Current Report on Form 8-K filed on April 22, 2010.

4.3	Form of Amendment to Subscription Agreement and Common Stock Purchase Warrant	Exhibit 4.2 to the Quarterly Report on Form 10-Q for the period ended March 31, 2010 filed on May 17, 2010.

4.4	Form of Amendment No.2 to Subscription Agreement and Common Stock Purchase Warrant dated January 11, 2013	Exhibit 10.1 to the Current Report on Form 8-K as filed on January 17, 2013.

10.1	Stock Option Agreement between Cox Distributing, Inc. and Feng Gao dated June 27, 2008	Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on July 1, 2008.

10.2	Call Option Agreement between Kexuan Yao and Feng Gao, dated June 27, 2008	Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on July 1, 2008.

10.3	Exclusive Consulting Agreement between Armco & Metawise (HK) Ltd. and Henan Armco & Metawise Trading Co., Ltd. dated June 27, 2008.	Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on July 1, 2008.

10.4	Exclusive Consulting Agreement between Armco & Metawise (HK) Ltd. and Armco (Lianyungang) Scraps Co., Ltd. dated June 27, 2008.	Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on July 1, 2008.

10.5	Consulting Agreement between Stephen E. Cox (“Client”), and Capital Once Resource Co., Ltd. dated June 27, 2008	Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed on July 1, 2008.

10.6	Services Agreement between Stephen D. Cox Supply and Cox Distributing, Inc. dated June 27, 2008.	Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed on July 1, 2008.

10.7	Form of Subscription Agreement	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 31, 2008.

Exhibit		Filed
Index	Description of Document	Herewith	Incorporated by Reference To:

10.8	Form of Regulation S Subscription Agreement		Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 31, 2008.

10.9	Cancellation Agreement with Feng Gao		Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 filed on September 11, 2008.

10.10	Employment Agreement with Mr. Kexuan Yao dated December 18, 2008		Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 13, 2009

10.11	Amendment to Call Option between Mr. Kexuan Yao and Ms. Feng Gao dated December 18, 2008		Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 13, 2009

10.12	China Armco Metals, Inc. 2009 Stock Incentive Plan		Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 28, 2009

10.13	Form of China Armco Metals, Inc. Restricted Stock Agreement		Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 28, 2009

10.14	Loan Agreement between Armco (Lianyungang) Renewable Metals, Inc. and Bank of China Dated September 4, 2009		Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009

10.15	Banking Facilities Agreement between Armco & Metawise (H.K.) Limited and DBS Bank (Hong Kong) Limited dated April 22, 2009	Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009

10.16	Uncommitted Trade Finance Facilities Agreement between Armco & Metawise (H.K.) Limited and RZB Austria Finance (Hong Kong) dated March 25, 2009	Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009

10.17	Line of Credit Review Approval Notice between Henan Armco & Metawise Trading Co., Ltd. and Guangdong Development Bank Zhengzhou Branch dated October 21, 2009	Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009

10.18	General Agreement Relating to Commercial Credits between Armco & Metawise (HK) Limited and ING Bank N.V., Hong Kong Branch dated December 3, 2009	Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009

10.19	Armco (Lianyungang) Renewable Metals, Inc. Scrap Metal Sales Contract between dated February 21, 2010.	Exhibit 10.19 to the Quarterly Report on Form 10-Q for the period ended March 31, 2010.

10.20	Form of Securities Purchase Agreement	Exhibit 10.20 to the Current Report on Form 8-K as filed on April 22, 2010.

10.21	Form of Registration Rights Agreement	Exhibit 10.21 to the Current Report on Form 8-K as filed on April 22, 2010.

10.22	Scrap Metal Sales Contract	Exhibit 10.19 to the Quarterly Report on Form 10-Q for the period ended March 31, 2010.

10.23	Guaranty Cooperation Agreement	Exhibit 10.23 to the Current Report on Form 8-K as filed on June 17, 2010.

10.24	Addendum dated August 12, 2010 to Guaranty Cooperation Agreement	Exhibit 10.21 to the Quarterly Report on Form 10-Q for the period ended June 30, 2010.

10.25	Banking Facilities Agreement between Armco & Metawise (H.K.) Limited and DBS Bank (Hong Kong) Limited dated August 6, 2010	Exhibit 10.22 to the Quarterly Report on Form 10-Q for the period ended September 30, 2010.

10.26	Uncommitted Banking Facilities Agreement between Armco & Metawise (HK) Limited and ING Bank, N.V. dated August 12, 2010.	Exhibit 10.23 to the Quarterly Report on Form 10-Q for the period ended September 30, 2010.

Exhibit		Filed
Index	Description of Document	Herewith	Incorporated by Reference To:

10.27	Amendment No. 1 dated July 23, 2010 to the Uncommitted Trade Finance Facilities Agreement between Armco & Metawise (H.K.) Limited and RZB Austria Finance (Hong Kong) dated March 25, 2009.		Exhibit 10.24 to the Quarterly Report on Form 10-Q for the period ended September 30, 2010.

10.28	Loan Cooperation Agreement between Fremery Holdings, Ltd. and China Armco Metals, Inc. dated August 5, 2010.		Exhibit 10.25 to the Quarterly Report on Form 10-Q for the period ended September 30, 2010.

10.29	Employment Agreement with Mr. Kexuan Yao dated February 8, 2012		Exhibit 10.1 to the Registrant’s Current Report on Form 8-K for as filed on February 10, 2012.

10.30	Amendment To China Armco Metals, Inc.’s Amended and Restated 2009 Stock Option Plan		Exhibit 10.1 to the Registrant’s Current Report on Form 8-K for as filed on July 18, 2012.

10.31	Form of Subscription Agreement dated as of January 28, 2013		Exhibit 10.1 to the Registrant’s Current Report on Form 8-K for as filed on January 29, 2013.

14.1	Code of Ethics		Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009

21.1	List of subsidiaries of the Registrant	√

23.1	Consent of Li & Company, PC	√

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer	√

31.2+	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer	√

32.1	Section 1350 Certification of Chief Executive Officer	√

32.2+	Section 1350 Certification of Chief Financial Officer	√

Furnished Herewith
101. INS*	XBRL Taxonomy Extension Schema Document	√

101. SCH*	XBRL Taxonomy Extension Calculation Linkbase Document	√

101. CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	√

101. LAB*	XBRL Taxonomy Extension Label Linkbase Document	√

101. PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.	√

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.	√
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

CHINA ARMCO METALS, INC.

Date: March 29, 2013	By: /s/Kexuan Yao
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

Signature	Title	Date

/s/ Kexuan Yao	Chairman, President and Chief Executive Officer	March 29, 2013
Kexuan Yao	(Principal Executive Officer)

/s/Fengtao Wen	Chief Financial Officer	March 29, 2013
Fengtao Wen	(Principal Financial and Accounting Officer)

/s/Weigang Zhao	Director	March 29, 2013
Weigang Zhao

/s/ Weiping Shen	Director	March 29, 2013
Weiping Shen

/s/ Kam Ping Chan	Director	March 29, 2013
Kam Ping Chan

/s/ William Thomson	Director	March 29, 2013
William Thomson

China Armco Metals, Inc.

December 31, 2012 and 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
China Armco Metals, Inc.
San Mateo, California

We have audited the accompanying consolidated balance sheets of China Armco Metals, Inc ( the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/Li and Company, PC
Li and Company, PC
March 29, 2013
Skillman, New Jersey

CHINA ARMCO METALS, INC.
 CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011

ASSETS
CURRENT ASSETS:
Cash	$1,367,171	$1,042,591
Pledged deposits	4,590,829	8,357,670
Marketable securities	1,213,641	1,636,742
Bank acceptance notes receivable	7,926	-
Accounts receivable, net	15,699,390	758,500
Inventories	13,378,445	33,344,547
Advance on purchases	2,238,652	3,079,684
Prepaid corp income taxes - Renewable Metals	-	467,546
Prepayments and other current assets	453,299	1,744,047

Total Current Assets	38,949,353	50,431,327

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	43,319,218	42,165,437
Accumulated depreciation	(6,284,162)	(3,514,893)

PROPERTY, PLANT AND EQUIPMENT, net	37,035,056	38,650,544

LAND USE RIGHTS
Land use rights	6,473,761	6,422,956
Accumulated amortization	(260,897)	(209,474)

LAND USE RIGHTS, net	6,212,864	6,213,482

Total Assets	$82,197,273	$95,295,353

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Loans payable	$19,109,930	$6,711,898
Banker's acceptance notes payable and letters of credit	8,624,734	8,178,029
Current maturities of capital lease obligation	2,615,296	2,195,177
Current maturities of long-term debt	-	3,931,745
Accounts payable	1,141,583	18,543,129
Advances received from Chairman and CEO	-	607,009
Customer deposits	1,577,194	5,851,769
Corporate income tax payable	407,621	99,042
Derivative warrant liability - current portion	306,708	-
Value added tax and other taxes payable	2,504,677	1,150
Accrued expenses and other current liabilities	2,355,903	2,713,532

Total Current Liabilities	38,643,646	48,832,480

CAPITAL LEASE OBLIGATION, net of current maturities	1,749,955	4,127,354

LONG-TERM DEBT, net of current maturities	-	-

DERIVATIVE LIABILITY, net of current portion	-	203

Total Liabilities	40,393,601	52,960,037

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value, 74,000,000 shares authorized, 20,319,698 and 15,421,008 shares issued and outstanding, respectively	20,320	15,421
Additional paid-in capital	31,542,083	29,733,619
Retained earnings	6,756,699	9,366,035
Accumulated other comprehensive income (loss):
Change in unrealized loss on marketable securities	-	(797)
Foreign currency translation gain	3,484,570	3,221,038

Total Stockholders' Equity	41,803,672	42,335,316

Total Liabilities and Stockholders' Equity	$82,197,273	$95,295,353

See accompanying notes to the consolidated financial statements.

 CHINA ARMCO METALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011

NET REVENUES	$106,569,474	$106,216,065

COST OF GOODS SOLD	98,102,412	100,363,253

GROSS PROFIT	8,467,062	5,852,812

OPERATING EXPENSES:
Selling expenses	413,352	293,887
Professional fees	278,502	824,275
General and administrative expenses	5,112,131	3,699,401
Operating cost of idle manufacturing facility	1,807,313	1,946,369

Total operating expenses	7,611,298	6,763,932

INCOME (LOSS) FROM OPERATIONS	855,764	(911,120)

OTHER (INCOME) EXPENSE:
Interest income	(190,999)	(102,456)
Interest expense	2,001,535	1,792,885
Foreign currency transaction (gain) loss - marketable securities	36,957	(220,881)
Impairment other than temporary - marketable securities	386,941	1,980,000
Change in fair value of derivative liability	306,505	(137,940)
Loan guarantee expense	59,744	158,066
Investment credit - government	-	(1,547,030)
Forgiveness of debt	(16,343)	-
Other (income) expense	148,097	278,578

Total other (income) expense	2,732,437	2,201,222

INCOME (LOSS) BEFORE INCOME TAXES PROVISION	(1,876,673)	(3,112,342)

INCOME TAX PROVISION	732,663	232,662

NET INCOME (LOSS)	(2,609,336)	(3,345,004)

OTHER COMPREHENSIVE INCOME (LOSS):
Change in unrealized income (loss) of marketable securities	797	505,481
Foreign currency translation gain (loss)	263,532	1,577,471

COMPREHENSIVE INCOME (LOSS)	$(2,345,007)	$(1,262,052)

NET INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED:

Net income (loss) per common share - basic and diluted	$(0.14)	$(0.22)

Weighted Average Common Shares Outstanding - basic and diluted	18,482,234	15,366,743

 See accompanying notes to the consolidated financial statements.

CHINA ARMCO METALS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Year Ended December 31, 2012 and 2011

	Common Stock, $0.001 Par Value			Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Unrealized Loss on Marketable Securities	Foreign Currency Translation Gain	Total Stockholders' Equity

Balance, December 31, 2010	14,840,948	$14,841	$28,966,596	$12,711,039	$(506,278)	$1,643,567	$42,829,765

Loan guarantee services received and shares vested from common shares issued to Chaoyang Steel on June 11, 2010 for 5 year loan guarantee services expiring June 30, 2016	33,333	33	89,633				89,666

Issuance of common stock to employees pursuant to 2009 Stock Incentive Plan for services valued at $3.38 per share granted on October 6, 2010	55,378	55	187,125				187,180

Issuance of common stock to HCI for public relation services for first quarter 2011	10,800	11	29,040				29,051

Issuance of common shares to an employee for future services	10,000	10	27,390				27,400

Issuance of common shares to an employee for future services		-	(27,400)				(27,400)

Loan guarantee services received and shares vested from common shares issued to Chaoyang Steel on June 11, 2010 for 5 year loan guarantee services expiring June 30, 2016	33,333	34	45,299				45,333

Issuance of common stock to HCI for public relation services for second quarter 2011	10,800	10	14,678				14,688

Loan guarantee services received and shares vested from common shares issued to Chaoyang Steel on June 11, 2010 for 5 year loan guarantee services expiring June 30, 2016	33,333	33	13,634				13,667

Issuance of common shares for conversion of accrued expenses-Director cash compensation	17,371	18	23,742				23,760

Issuance of common stock to HCI for public relation services for 3rd quarter 2011	10,800	10	4,418				4,428

Loan guarantee services received and shares vested from common shares issued to Chaoyang Steel on June 11, 2010 for 5 year loan guarantee services expiring June 30, 2016	33,333	34	9,366				9,400

Issuance of common stock to HCI for public relation services for 4th quarter 2011	7,200	7	2,146				2,153

Issuance of common stock to employees pursuant to 2009 Stock Incentive Plan for services valued at $0.27 per share granted on December 15, 2011	264,379	264	71,119				71,383

Issuance of common stock to Directors for 2011 services pursuant to 2009 Stock Incentive Plan for services valued at $0.27 per share granted on December 15, 2011	60,000	60	16,140				16,200

Amortization of deferred employee services			260,693				260,693

Comprehensive income (loss)
Net Loss				(3,345,004)			(3,345,004)
Change in unrealized loss on marketable securities					505,481		505,481
Foreign currency translation gain						1,577,471	1,577,471

Total comprehensive income (loss)							(1,262,052)

Balance, December 31, 2011	15,421,008	15,421	29,733,619	9,366,035	(797)	3,221,038	42,335,316

Issuance of restricted stock to a Director for future services valued at $0.28 per share granted on December 20, 2011	50,000	50	13,950				14,000

Issuance of restricted stock to a Director for future services valued at $0.28 per share granted on December 20, 2011			(14,000)				(14,000)

Loan guarantee services received and quarterly shares vested from common shares issued to Chaoyang Steel on June 11, 2010 for 5 year loan guarantee services expiring June 30, 2016	33,333	33	16,634				16,667

Issuance of restricted stock to a Director pursuant to the 2009 Stock Incentive Plan for future services valued at $0.2851 per share granted on December 19, 2011	6,250	6	1,776				1,782

Issuance of restricted stock to a Director pursuant to the 2009 Stock Incentive Plan for future services valued at $0.2851 per share granted on December 19, 2011			(1,782)				(1,782)

Issuance of common stock to employees pursuant to the 2009 Stock Incentive Plan for services valued at $0.57 per share granted on February 6, 2012	57,743	58	33,260				33,318

Issuance of restricted stock to CEO pursuant to an employment agreement for future services valued at $0.499 per share granted on February 8, 2012	1,500,000	1,500	747,000				748,500

Issuance of restricted stock to CEO pursuant to the 2009 Stock Incentive Plan for future services valued at $0.499 per share granted on February 8, 2012			(748,500)				(748,500)

Loan guarantee services received and quarterly shares vested from common shares issued to Chaoyang Steel on June 11, 2010 for 5 year loan guarantee services expiring June 30, 2016	33,333	34	14,263				14,297

Issuance of common shares for legal services to All Bright for service so one year starting from Apirl 1, 2012	75,000	75	32,093				32,168

Cancellation of restricted stock to a Director for future services valued at $0.28 per share granted on December 20, 2011 on May 4, 2012	(50,000)	(50)	(13,950)				(14,000)

Cancellation of restricted stock to a Director for future services valued at $0.28 per share granted on December 20, 2011 on May 4, 2012			14,000				14,000

Issuance of restricted stock to a Director for future services valued at $0.69 per share granted on May 4, 2012	50,000	50	34,450				34,500
							-
Issuance of restricted stock to a Director for future services valued at $0.69 per share granted on May 4, 2012			(34,500)				(34,500)

Loan guarantee services received and quarterly shares vested from common shares issued to Chaoyang Steel on June 11, 2010 for 5 year loan guarantee services expiring June 30, 2016	33,333	34	12,616				12,650

Issuance of common shares for legal services to All Bright for service of one year starting from Apirl 1, 2012	75,000	75	28,388				28,463

Facilities leasing services received and quarterly shares vested from common shares Issued to Hebang on June 24, 2012 for 2 years facilities leasing expiring June 23, 2014	125,000	125	47,313				47,438

Issuance of common stock to employees pursuant to the 2009 Stock Incentive Plan for the first half year of 2012; services valued at $0.33 per share on the grant date on July 30, 2012	561,640	561	184,780				185,341

Issuance of common stock to employees pursuant to the 2009 Stock Incentive Plan for the 3rd quarter of 2012; services valued at $0.33 per share on the grant date on July 30, 2012	400,000	400	131,600				132,000

Issuance of common stock to employees pursuant to the 2009 Stock Incentive Plan for the 4th quarter of 2012; services valued at $0.35 per share on the grant date on November 12, 2012	980,991	981	342,366				343,347

Issuance of common stock to CEO in conversion of his advance to Company to shares	717,067	717	353,036				353,753

Loan guarantee services received and quarterly shares vested from common shares issued to Chaoyang Steel on June 11, 2010 for 5 year loan guarantee services expiring June 30, 2016	33,333	34	16,096				16,130

Issuance of common shares for legal services to All Bright for service of one year starting from Apirl 1, 2012	75,000	75	36,218				36,293

Facilities leasing services received and quarterly shares vested from common shares Issued to Hebang on June 24, 2012 for 2 years facilities leasing expiring June 23, 2014	125,000	125	60,363				60,488

Issuance of common shares for consulting services to Broad Max Holding for service of one year starting from December 1, 2012	16,667	16	8,049				8,065

Amortization of deferred employee services			492,946				492,946

Comprehensive income (loss)
Net Loss				(2,609,336)			(2,609,336)
Change in unrealized loss on marketable securities					797		797
Foreign currency translation gain						263,532	263,532

Total comprehensive income (loss)							(2,345,007)

Balance, December 31, 2012	20,319,698	$20,320	$31,542,083	$6,756,699	$-	$3,484,570	$41,803,672

See accompanying notes to the consolidated financial statements.

CHINA ARMCO METALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For theYear Ended December 31, 2012	For the Year Ended December 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,609,336)	$(3,345,004)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	2,742,995	2,726,315
Amortization expense	49,766	49,376
Change in fair value of derivative liability	306,505	(137,940)
(Gain) loss from foreign currency exchange rate change on marketable securities	36,957	(220,881)
Impairment other than temporary - marketable securities	386,941	1,980,000
Stock based compensation	1,444,019	580,423
Changes in operating assets and liabilities:
Bank acceptance notes receivable	(7,926)	-
Accounts receivable	(14,935,416)	18,569,271
Inventories	20,095,232	(22,498,388)
Advance on purchases	865,391	(852,982)
Prepaid value added taxes	471,244	-
Prepayments and other current assets	1,369,997	2,688,460
Bank acceptance notes payable	1,585	-
Accounts payable	(17,410,355)	14,992,427
Customer deposits	(4,320,862)	(491,603)
Taxes payable	2,812,095	(990,833)
Accrued expenses and other current liabilities	(310,424)	1,305,792

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(9,011,592)	14,354,433

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from release of pledged deposits	20,718,637	50,146,115
Payment made towards pledged deposits	(16,902,377)	(45,373,468)
Purchase of property, plant and equipment	(826,350)	(2,967,453)
Purchase of land use rights	-	(2,664,162)

NET CASH PROVIDED BY INVESTING ACTIVITIES	2,989,910	(858,968)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	64,716,249	61,308,627
Repayment of loans payable	(52,413,180)	(79,757,796)
Banker's acceptance notes payable	380,433	3,837,383
Proceeds from mortgage payable	-	5,897,617
Repayment of mortgage payable	(2,007,291)	(1,934,133)
Repayment of long-term debt	(3,962,844)	(4,718,094)
Advances from (repayment to) Chairman and CEO	(319,306)	(192,385)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	6,394,061	(15,558,780)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(47,799)	7,990

NET CHANGE IN CASH	324,580	(2,055,325)

Cash at beginning of the year	1,042,591	3,097,917

Cash at end of the year	$1,367,171	$1,042,591

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$2,001,337	$1,792,885
Income tax paid	$-	$1,224,230

NON CASH FINANCING AND INVESTING ACTIVITIES:
Accrued director cash compensation paid in common shares in lieu of cash	$-	$-
Accrued compensation paid in common shares in lieu of cash	$-	$282,323
Advance payments used towards construction in progress and land use rights	$-	$4,468,337
Common shares issued for conversion of advances from Chairmand and CEO	$353,753	$-

See accompanying notes to the consolidated financial statements.

China Armco Metals, Inc.
December 31, 2012 and 2011
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

Acquisition of Armco Metal International Limited and Subsidiaries (“Armco HK”) Recognized as a Reverse Acquisition

On June 27, 2008, the Company entered into and consummated a share purchase agreement (the “Share Purchase Agreement”) with Armco HK and Feng Gao, who owned 100% of the issued and outstanding shares of Armco HK.  In connection with the consummation of the Share Purchase Agreement, (i) Stephen Cox surrendered 7,694,000 common shares, representing his controlling interest in the Company for cancellation and resigned as an officer and director; (ii) the Company purchased from the Armco HK Shareholder 100% of the issued and outstanding shares of Armco HK’s capital stock for $6,890,000 by delivery of the Company’s purchase money promissory note; (iii) issued to Ms. Gao (a) a stock option entitling Ms. Gao to purchase 5,300,000 shares of the Company’s common stock, par value $.001 per share (the “Common Stock”) with an exercise price of $1.30 per share expiring on December 31, 2008 and (b) a stock option entitling Ms. Gao to purchase 2,000,000 shares of the Company’s common stock with an exercise price of $5.00 per share expiring two (2) years from the date of issuance on June 27, 2010 (the “Gao Options”).  On August 12, 2008, Ms. Gao exercised her option to purchase and the Company issued 5,300,000 shares of its common stock in exchange for the $6,890,000 note owed to Ms. Gao. The shares issued represented approximately 69.7% of the issued and outstanding common stock immediately after the consummation of the Share Purchase and exercise of the option to purchase 5,300,000 shares of the Company’s common stock at $1.30 per share.

As a result of the controlling financial interest of the former stockholder of Armco HK, for financial statement reporting purposes, the merger between the Company and Armco HK has been treated as a reverse acquisition with Armco HK deemed the accounting acquirer and the Company deemed the accounting acquiree under the acquisition method of accounting in accordance with section 805-10-55 of the FASB Accounting Standards Codification.  The reverse acquisition is deemed a capital transaction and the net assets of Armco HK (the accounting acquirer) are carried forward to the Company (the legal acquirer and the reporting entity) at their carrying value before the acquisition.  The acquisition process utilizes the capital structure of the Company and the assets and liabilities of Armco HK which are recorded at their historical cost.  The equity of the Company is the historical equity of Armco HK retroactively restated to reflect the number of shares issued by the Company in the transaction.

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

The Company's consolidated subsidiaries and/or entities are as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition, if applicable)	Attributable interest

Armco Metal International Limited (“Armco HK”)	Hong Kong SAR	July 13, 2001	100%

Henan Armco and Metawise Trading Co., Ltd. (“Henan Armco”)	PRC	June 6, 2002	100%

Armco (Lianyungang) Renewable Metals, Inc. (“Renewable Metals”)	PRC	January 9, 2007	100%

Armco (Lianyungang) Holdings, Inc. (“Lianyungang Armco”)	PRC	June 4, 2009	100%

Armco Metals (Shanghai) Holdings. Ltd. (“Armco Shanghai”)	PRC	July 16, 2010	100%

The consolidated financial statements include all accounts of the Company and the consolidated subsidiaries and/or entities as of December 31reporting period ending date(s) and for the reporting period(s) then ended.

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

The Company’s loans payable, banker’s acceptance notes payable, capital lease obligation, and long-term debt approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2012 and 2011.

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

Inventories

Inventory Valuation

The Company values inventories, consisting of raw materials, consumables, packaging material, finished goods, and purchased merchandise for resale, at the lower of cost or market.  Cost is determined on the first-in and first-out (“FIFO”) method for raw materials and packaging materials and the weighted average cost method for finished goods. Cost of finished goods comprises direct labor, direct materials, direct production cost and an allocated portion of production overhead. The Company reduces inventories for the diminution of value, resulting from product obsolescence, damage or other issues affecting marketability, equal to the difference between the cost of the inventory and its estimated market value.  Factors utilized in the determination of estimated market value include (i) current sales data and historical return rates, (ii) estimates of future demand, (iii) competitive pricing pressures, (iv) new product introductions, (v) product expiration dates, and (vi) component and packaging obsolescence.

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

The Company did not employ foreign currency forward contracts to convert unforeseeable foreign currency exchange rates to fixed foreign currency exchange rates for the year ended December 31, 2012 or 2011.

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

The Company utilizes the Lattice model that values the liability of the derivative warrants based on a probability weighted discounted cash flow model with the assistance of the third party valuation firm.  The reason the Company picks the Lattice model is that in many cases there may be multiple embedded features or the features of the bifurcated derivatives may be so complex that a Black-Scholes valuation does not consider all of the terms of the instrument.  Therefore, the fair value may not be appropriately captured by simple models.  In other words, simple models such as Black-Scholes may not be appropriate in many situations given complex features and terms of conversion option (e.g., combined embedded derivatives).  The Lattice model is based on future projections of the various potential outcomes. The features that were analyzed and incorporated into the model included the exercise and full reset features.  Based on these features, there are two primary events that can occur; the Holder exercises the Warrants or the Warrants are held to expiration. The Lattice model analyzed the underlying economic factors that influenced which of these events would occur, when they were likely to occur, and the specific terms that would be in effect at the time (i.e. stock price, exercise price, volatility, etc.).  Projections were then made on the underlying factors which led to potential scenarios.  Probabilities were assigned to each scenario based on management projections.  This led to a cash flow projection and a probability associated with that cash flow.  A discounted weighted average cash flow over the various scenarios was completed to determine the value of the derivative warrants.

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

Stock-Based Compensation for Obtaining Employee Services

The Company accounts for its stock based compensation in which the Company obtains employee services in share-based payment transactions under the recognition and measurement principles of the fair value recognition provisions of section 718-10-30 of the FASB Accounting Standards Codification. Pursuant to paragraph 718-10-30-6 of the FASB Accounting Standards Codification, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.  If the Company is a newly formed corporation or shares of the Company are thinly traded the use of share prices established in the Company’s most recent private placement memorandum (“PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

•
Expected term of share options and similar instruments: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding.  Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and employees’ expected exercise and post-vesting employment termination behavior into the fair value (or calculated value) of the instruments.  Pursuant to paragraph 718-10-S99-1, it may be appropriate to use the simplified method, i.e., expected term = ((vesting term + original contractual term) / 2), if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

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

Pursuant to ASC Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.  If the Company is a newly formed corporation or shares of the Company are thinly traded the use of share prices established in the Company’s most recent private placement memorandum (“PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the year ended December 31, 2012 or 2011.

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

	December 31, 2012	December 31, 2012

Balance sheets	6.3086	6.3585

Statements of operations and comprehensive income (loss)	6.3116	6.4640

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

The following table shows the potentially outstanding dilutive common shares excluded from the diluted net income (loss) per common share calculation as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares

	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011

Warrants issued on August 1, 2008 in connection with the Company’s August 1, 2008 equity financing inclusive of non-derivative warrants to purchase 1,031,715 shares and derivative warrants to purchase 186,306 shares at $5.00 per share expiring five (5) years from date of issuance	1,218,021	1,218,021

Warrants issued on April 20, 2010 in connection with the Company’s April 20, 2010 equity financing inclusive of warrants to purchase 1,538,464 shares to the investors and warrants to purchase 76,923 shares to the placement agent at $7.50 per share expiring five (5) years from date of issuance	1,615,387	1,615,387

Sub-total - Warrants	2,833,408	2,833,408

Options issued on October 5, 2010 to an employee to purchase 40,000 common shares exercisable at $5.00 per share expiring five (5) years from the date of issuance	40,000	40,000

Sub-total - Options	40,000	40,000

Total potentially outstanding dilutive common shares	2,873,408	2,873,408

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

Pledged deposits consisted of the following:

	December 31, 2012	December 31, 2011

Armco HK

Letters of credit (i)	$8,442	$2,109,832

Sub-total – Armco HK	8,442	2,109,832

Renewable Metals

Bank acceptance notes payable (ii)	475,541	1,100,889

Letters of credit (iii)	2,445,676	3,774,475

Deposit for capital lease obligation (iv)	475,541	417,809

Sub-total – Renewable Metals	3,396,758	5,347,173

Henan Armco

Letters of credit (v)	1,185,629	900,665

Sub-total – Henan Armco	1,185,629	900,665

	$4,590,829	$8,357,670

(i)	$8,442 was released to the Company as part of the payment toward outstanding letters of credit. .

(ii)	$475,541 is to be released to the Company when the related banker’s acceptance notes payable mature June 6, 2013.

(iii)	$2,444,282 was released to the Company for payment toward fulfilled letters of credit when those letters of credit matured in February, 2013.

(iv)	$475,541 is to be released to the Company as part of the payment towards capital lease installment payment when the capital lease agreement matures on December 15, 2014.

(v)
$1,136,088 was released to the Company as part of the payment toward fulfilled letters of credit t when those letters of credit matured and the remaining balance is to be released when letters of credit mature  ranging from March 25, 2012 through June 27, 2013.

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

At December 31, 2012, the estimated fair value of the investment in Apollo Minerals was approximately ($2.18) million less than its original cost based on most recent market PPM price of AUD0.04 per common share; whereby Apollo Minerals sold 89,550,000 common shares for AUD3,600,000 on May 8, 2012.  Even though the Company intends to hold these shares, the management of the Company concluded that the decline in the fair value was other than temporary and recorded the unrealized loss of marketable securities to (i) impairment – other than temporary of ($0.38) million in other income (loss) and (ii) foreign currency transaction loss in other income (loss) in the accompanying consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2012.

The table below provides a summary of the changes in the fair value of marketable securities, available for sale measured at fair value on a recurring basis using Level 1 of the fair value hierarchy to measure the fair value.

		Fair Value Measurement Using Level 1 Inputs
	Original cost	Impairment – Other Than Temporary	Accumulated Foreign Currency Transaction Gain (Loss)	Other Comprehensive Income (Loss) - Change in Unrealized Loss		Fair Value

Balance, December 31, 2010	$3,396,658	$-	$-		$(506,278)	$2,890,380

Purchases, issuances and settlements

Total gains or losses (realized/unrealized) included in:

Net Loss: Impairment – other than temporary		(1,980,000)				(1,980,000)

Net Loss: Gain (loss) on foreign currency rate change			220,881			220,881

Other comprehensive income (loss): Changes in unrealized loss			-		505,481	505,481

Balance, December 31, 2011	3,396,658	(1,980,000)	220,881		(797)	1,636,742

Purchases, issuances and settlements

Total gains or losses (realized/unrealized) included in:

Net Loss: Impairment – other than temporary		(386,941)				(386,941)

Net Loss: Gain (loss) on foreign currency rate change			(36,957)		-	(36,957)

Other comprehensive income (loss): Changes in unrealized loss			-		797	797

Balance, December 31, 2012	$3,396,658	$(2,366,941)	$183,924	$	(-)	$1,213,641

Note 5 – Accounts Receivable

Accounts receivable consisted of the following:

	December 31, 2012		December 31, 2011

Accounts receivable	$15,742,540	*	$758,500

Allowance for doubtful accounts	(43,150)		(-)

	$15,699,390		$758,500

*
The Company collected $15,615,234 through March 21, 2013 , and the remaining balance of the accounts receivable is within the normal credit terms granted to the customers and expected to be collected when due.

Note 6 – Inventories

Inventories consisted of the following:

	December 31, 2012		December 31, 2011

Raw materials – scrap metal	$5,371,867	*	$10,031,185

Finished goods – processed scrap metal	2,517,948	*	3,833,910

Purchased merchandise for resale	3,996,552		19,479,451

	$11,886,367		$33,344,547

*
Renewable Metals raw materials and finished goods are collateralized for loans from the Bank of Communications Limited Lianyungang Branch. Raw materials consisted of scrap metals to be processed and finished goods were comprised of all of the processed scrap metal at Renewable Metals.  Due to the short duration time for the processing of its scrap metal, there was no material work-in-process inventory at December 31, 2012 or 2011.

Slow-Moving or Obsolescence Markdowns

The Company recorded no inventory obsolescence adjustments for the year ended December 31, 2012 or 2011.

Lower of Cost or Market Adjustments

There was no lower of cost or market adjustments for the year ended December 31, 2012 or 2011.

Note 7 – Property, Plant and Equipment

Property, plant and equipment, stated at cost, less accumulated depreciation consisted of the following:

	Estimated Useful Life (Years)			December 31, 2012	December 31, 2011

Buildings and leasehold improvements (i)		20		$24,175,794	$23,923,160

Construction in progress				4,560,340	3,251,525

Machinery and equipment		7		12,193,408	13,536,934

Vehicles		5		2,048,305	1,203,692

Office equipment	5	-	8	341,371	250,126

				43,319,218	42,165,437

Less accumulated depreciation (ii)				(6,284,162)	(3,514,893)

				$37,035,056	$38,650,544

(i)     Capitalized Interest

The Company did not capitalize any of interest to fixed assets for the year ended December 31, 2012 or 2011.

(ii)    Depreciation and Amortization Expense

Depreciation and amortization expense for the year ended December 31, 2012 and 2011 was $2,742,995 and $2,726,315, respectively.

(iii)  Collateralization of Property, Plant and Equipment

Both Renewable Metals and Lianyungang Armco’s property, plant and equipment representing substantially all of the Company’s property, plant and equipment are collateralized for loans from the Bank of China Lianyungang Branch.

(iv)   Impairment

The Company completed the annual impairment test of property, plant and equipment and determined that there was no impairment as the fair value of property, plant and equipment, substantially exceeded their carrying values at December 31, 2012 and December 31, 2011 respectively.

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

Lianyungang Armco

On September 2, 2010, the Company entered into an agreement with the Chinese government, whereby the Company made a deposit of RMB 8,160,000 in aggregate towards the acquisition of the right to use 199,999 square meters of land for RMB 40,800,000.  On April 13, 2011, the Company paid an additional RMB16,320,000 to acquire the temporary land use right to use 100,045 square meters of land and obtained the related certificate of the land use right (Certificate No. (L) LUR (2011) Y003218) expiring September 9, 2060 on October 25, 2011and on July 19, 2012 the Company acquire the formal land certificate of the land use right (Certificate No. (L) LUR (2012) LY 002394).  The Company expended an additional RMB 900,067 in aggregate in land survey, transfer agent fees and land use right transfer tax in connection with the acquisition of the land use right.  In addition, Lianyungang Armco expended an additional RMB 20, 674,830 to level the land as of December 31, 2011, which was recorded as construction in progress included in consolidated balance sheets.  The purchase price and related acquisition costs shall be amortized over the term of the right of approximately fifty (50) years when the land is ready to use in the intended purpose.

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

Land use rights, stated at cost, less accumulated amortization, consisted of the following:

	December 31, 2012	December 31, 2011

Renewable Metals

Land use right	$2,450,671	$2,431,438

Accumulated amortization	(260,897)	(209,474)

	2,189,774	2,221,964

Lianyungang Armco

Land use right	4,023,090	3,991,518

Accumulated amortization	(-)	(-)
	4,023,090
		3,991,518-

Total

Land use right	6,473,761	6,422,956

Accumulated amortization	(260,897)	(209,474)

	$6,212,864	$6,213,482

(i)     Amortization Expense

Amortization expense for the year ended December 31, 2012 and 2011 was $49,766 and $49,376, respectively.

(ii)   Collateralization of Land Use Rights

Both Renewable Metals and Lianyungang Armco’s land use rights representing all of the Company’s land use rights are collateralized for loans from the Bank of China Lianyungang Branch.

(iii)  Impairment

The Company completed the annual impairment test of land use rights and determined that there was no impairment as the fair value of land use rights, substantially exceeded their carrying values at December 31, 2012 and December 31, 2011respectively.

Note 9 – Loans Payable

Loans payable consisted of the following:

	December 31, 2012	December 31, 2011

Armco HK

Loan payable to RZB Austria Finance (Hong Kong) Limited, collateralized by certain of the Company’s inventory, guaranteed by the Company’s Chairman and Chief Executive Officer, with interest at the bank’s cost of funds plus 200 basis points per annum, with principal and interest due and $435,552 was repaid on January 7, 2013 and remaining balance was repaid on March 21, 2013.	$585,113	$325,196

Loan payable to DBS, collateralized by certain of the Company’s inventory, guaranteed by the Company’s Chairman and Chief Executive Officer, with interest at an average of 3.44% per annum, repaid in full on January 21, 2013	5,599,314	-

Loan payable to ING Bank, Hong Kong Branch, in the form of letters of credits, secured by (i) pledged deposits equal to 5% of the letters of credits, (ii) guarantee from China Armco Metals, Inc., (iii) guarantee by the Company’s Chairman and Chief Executive Officer, and (iv) assignment of specific receivables, with interest at the bank’s cost of funds plus 250 basis points (3.63%) per annum payable monthly with principal due December 7, 2011 and repaid in full on January 9, 2012.	-	702,250

Sub-total - Armco HK	6,184,427	1,027,446

Renewable Metals

Loan payable to Bank of Communications, Lianyungang Branch, under trade credit facilities, collateralized by Renewable Metals inventories and guaranteed by the Company’s Chairman and Chief Executive Officer, with interest at 120% of the bank’s benchmark rate per annum (average 7.2%), $2,060,679 was repaid in January and February 2013, and the remaining balance is due from May 20, 2013 through June 5, 2013	4,755,413	5,504,443

Loan payable to Bank of China, Lianyungang Branch, under trade credit facilities, guaranteed by the Company’s Chairman and Chief Executive Officer, with interest at 7.872% per annum payable monthly, $3,170,276 was repaid on March 20, 2013, and the remaining balance is due from April 13, 2013 through May 21, 2013.	7,925,689	-

Sub-total – Renewable Metals	12,681,102	5,504,443

Henan Armco

Loan payable to Guangdong Development Bank Zhengzhou Branch, collateralized by certain of Henan’s inventory, with interest at 6.5% per annum, payable monthly; whole balance was repaid in January and February of 2013.	244,401	180,009

Sub-total – Henan Armco	-	180,009

	$19,109,930	$6,711,898

Note 10 – Banker’s Acceptance Notes Payable and Letters of Credit

Banker’s acceptance notes payable consisted of the following:

	December 31, 2012	December 31, 2011

Renewable Metals

Banker’s acceptance notes payable maturing from June 6, 2013 through June 19, 2013	$3,867,736	$1,100,889

Letters of credit maturing and repaid on February 18, 2013	4,755,413	7,077,141

Henan Armco

Banker’s acceptance notes payable maturing June 27, 2013	1,585	-

	$8,624,734	$8,178,029

Note 11 – Related Party Transactions

Advances from Stockholder

From time to time, the Chairman, CEO and significant stockholder of the Company advances funds to the Company for working capital purpose.  Those advances are unsecured, non-interest bearing and due on demand. As of December 31, 2012 and 2011, the advance balance was $nil and $607,009, respectively.

Operating Lease from Chairman, CEO and Stockholder

On January 1, 2006, Henan entered into a non-cancellable operating lease for its 176.37 square meters commercial office space in the City of Zhengzhou, Henan Province, PRC from the Chairman, Chief Executive Officer and significant stockholder of the Company for RMB10,000 per month, which expired on December 31, 2008 and has been extended through December 31, 2013.  Total lease payments for the year ended December 31, 2012 and 2011 amounted to RMB 120,000 (equivalent to $19,022 and $18,564).  Future minimum lease payments required under the non-cancelable operating lease are RMB 120,000 (equivalent to $19,022) for the year of 2013.

Note 12 – Capital Lease Obligation

Capital lease obligation consisted of the following:

	December 31, 2012	December 31, 2011

Renewable Metals

(i) Capital lease obligation to a financing company for a term of three (3) years, collateralized by certain of Renewable Metals machinery and equipment, with interest at 11.8% per annum, with principal and interest due and payable in monthly installments of RMB 497,897 on the 23rd of each month.	$819,659	$1,604,437

Less current maturities	(819,659)	(789,733)

Capital lease obligation, net of current maturities	0.00	814,704

(ii) Capital lease obligation to a financing company for a term of three (3) years, collateralized by certain of Renewable Metals machinery and equipment, with interest at 11.0% per annum, with principal and interest due and payable in quarterly installments of RMB2,969,054 on the 15th of each quarter.	3,545,592	4,718,094

Less current maturities	(1,795,637)	(1,405,444)

Capital lease obligation, net of current maturities	1,749,955	3,312,650

Total capital lease obligation	4,365,251	6,322,531

Less current maturities	(2,615,296)	(2,195,177)

TOTAL CAPITAL LEASE OBLIGATION, net of current maturities	$1,749,955	$4,127,354

The future minimum payments under this capital lease obligation at December 31, 2012 were as follows:

Year ending December 31:

2013	2,944,132

2014	1,862,615

Total capital lease obligation payments	4,806,747

Less amounts representing interest	(441,496)

Present value of total future capital lease obligation payments	$4,365,251

Less current maturities of capital lease obligation	(2,615,296)

Capital lease obligation, net of current maturities	$1,749,955

Note 13 – Long-Term Debt

Long-term debt consisted of the following:

	December 31, 2012	December 31, 2011

Renewable Metals

Long-term debt due to Bank of China, Lianyungang Branch, collateralized by all of Renewable Metals building and land use rights, with interest at 5.40% per annum payable monthly, with the remaining principal of RMB25,000,000 due and paid August 25, 2012.	$-	$3,931,745

Less current maturities	(-)	(3,931,745)

LONG-TERM DEBT, net of current maturities	$-	$-

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

Amendment No. 1 to the Subscription Agreement and Common Stock Purchase Warrant

In May, 2010 (the “Closing Date”), effective as of January 1, 2010, China Armco Metals, Inc. (the “Company”) entered into an amendment (the “First Amendment”) to that certain Subscription Agreement and Common Stock Purchase Warrant (the “Original Agreements”) dated July 2008. Pursuant to the Original Agreements, the Company offered (the “Offering”) and issued securities to 82 investors for an aggregate purchase price of $6,896,229.

Pursuant to the First Amendment 34 investors (the “First Amendment Investors”) with warrants to purchase 1,031,715 shares of the Company’s common stock waived certain rights under, Section 6.6 Adjustment for Certain Transactions, of the Common Stock Purchase Warrant, and Section 12(b) Most Favored Nation Provision, of the Subscription Agreement, in exchange for certain covenants that so long as any Warrants are outstanding other than Excepted Issuances that it will not enter into an agreement to issue nor issue any shares of Common Stock or Common Stock Equivalents to any Third Party Purchasers at an effective price per shore of less than $5.00 without the prior written consent of the Investor, which consent may be withheld for any reason.

The waiver of the anti-dilution or commonly known as a most favored nation clause made those warrants no longer derivative instruments, accordingly the Company reclassified $1,292,227 of the derivative liability to additional paid-in capital.

Amendment No. 2 to the Subscription Agreement and Common Stock Purchase Warrant

On January 11, 2013 (the “Closing Date”), China Armco Metals, Inc. (the “Company”) entered into a second amendment (the “Second Amendment”) to that certain Subscription Agreement and Common Stock Purchase Warrant (the “Original Agreements”) dated July 2008, as amended by certain Amendment No. 1 to the Original Agreements dated May 2010 (“First Amendment”). Pursuant to the Original Agreements, the Company offered (the “Offering”) and issued securities to 82 investors for an aggregate purchase price of $6,896,229.

This Second Amendment amended (i) the First Amendment to eliminate the Future Financing Restrictions, (ii) the Warrant to reinstate Section 6.6, Adjustment for Certain Transaction, and (iii) the Subscription Agreement to reinstate Section 12(b), Most Favored Nation Provision.

The Second Amendment provides that it shall only be effective upon execution of this Second Amendment by each of the investors that executed the First Amendment. At January 8, 2013, three days prior to the Closing Date, after an exhaustive search and numerous attempts to reach all holders that signed the first amendment, all the First Amendment Investors that executed the First Amendment signed the Second Amendment except two (2) investors from whom the Company has been unable to reach or receive responses. These two (2) investors invested a total amount of $400,000. On January 8, 2013, the Company transmitted emails to all of the First Amendment Investors to notify them of the foregoing circumstance and conveyed to them the Company’s intent to declare the Second Amendment effective despite the absence of executions by the two (2) remaining investors. A two-day objection period was afforded to all the First Amendment Investors (including the two (2) unsigned investors) in such emails. As of January 10, 2013, the Company has received no indication from any of the First Amendment Investors that object to effectiveness of the Second Amendment, and no indications from the two unsigned investors that they will not sign the Second Amendment. Accordingly, on the Closing Date the Company declared the Second Amendment effective with respect to all the signed investors.

Amendment to the Common Stock Purchase Warrant in Connection with January 28, 2013 Security Offering

On January 28, 2013, the Company completed a public registered direct offering of an aggregate of 3,242,712 shares of the Company’s Common Stock, at a purchase price of $0.50 per share (the “January 2013 Offering”).

Pursuant to Section 12 of the Subscription Agreement and Section 6 of the Warrant, as a result of the January 2013 Offering, the Investor is now entitled to adjustments to the terms of the Warrant consisting of the followings:

(a)	a lowered exercise price of $0.50 per share instead of $5.00 per share with respect to the unexercised and outstanding portion of the Warrant; and

(b)
increased number of Warrant Shares, which shall cause (i)(x) the total number of new Warrant Shares pursuant to the unexercised and outstanding portion of the Warrant following such adjustment, multiplied by (y) the adjusted Exercise Price per share, to equal the dollar amount of (ii)(x) the total number of old Warrant Shares pursuant to the unexercised and outstanding portion of the Warrant before adjustment, multiplied by (y) the total Exercise Price before adjustment, i.e. 10 times of the unexercised and outstanding portion of the Warrant prior to such adjustment.

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

●	The Holder would exercise the warrant at maturity if the stock price was above the exercise price;
●	Reset events projected to occur are based on no future projected capital needs;
●	The Holder would exercise the warrant as they become exercisable at target prices of $7.50 for the 2008 Offering, and lowering such target as the warrants approached maturity;
●	The probability weighted cash flows are discounted using the risk free interest rates.
●	The risk-free interest rate is based on a yield curve of U.S treasury interest rates on the date of valuation based on the contractual life of the warrants
●	Expected annual rate of quarterly dividends is based on the Company’s dividend history and anticipated dividend policy.

(c)	Fair Value of Derivative Warrants

The fair value of the 2008 derivative warrants were computed using the lattice model with the following assumptions:

	December 31, 2012	December 31, 2011

Expected life (year)	1.00	1.50

Expected volatility	75.00%	69.00%

Risk-free interest rate	0.19%	0.25%

Expected annual rate of quarterly dividends	0.00%	0.00%

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

	Fair Value Measurement Using Level 3 Inputs
	Derivative warrants Assets (Liability)	Total

Balance, December 31, 2011	$(203)	$(203)

Total gains or losses (realized/unrealized) included in:

Net income (loss)	(306,505)	(360,505)

Other comprehensive income (loss)	-	-

Purchases, issuances and settlements	-	-

Transfers in and/or out of Level 3	-	-

Balance, December 31, 2012	$(306,708)	$(306,708)

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

Warrants Outstanding

As of December 31, 2012 warrants to purchase 1,218,021 shares of Company’s common stock remain outstanding.

The table below summarizes the Company’s derivative warrant activity

	2008 Warrant Activities				APIC
	Derivative Shares	Non-derivative Shares	Total Warrant Shares	Fair Value of Derivative Warrants	Reclassification of Derivative Liability	(Gain) Loss Change in Fair Value of Derivative Liability

Derivative warrant at December 31, 2010	186,306	1,031,715	1,218,021	(138,143)	-	-

Mark to market				137,940		(137,940)

Derivative warrant at December 31, 2011	186,306	1,031,715	1,218,021	(203)		(137,940)

Mark to market				(306,505)		306,505

Derivative warrant at December 31, 2012	186,306	1,031,715	1,218,021	(306,708)		306,505

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

Warrants Valuation and Related Assumptions

The 2010 warrants were valued on the date of grant with the following assumptions:

●	The underlying MYSE MKT stock price $6.95 was used as the fair value of the common stock on April 20, 2010;

●
The stock price would fluctuate with the CNAM projected volatility. The projected volatility curve for each valuation period was based on the historical volatility of 14 comparable companies in the metal/industrial metals industries; At April 20, 2010 one (1) through five (5) years were 76%, 134%, 155%, 167% and 182%, respectively.

●	The Holder would exercise the warrant at maturity if the stock price was above the exercise price;

●	Reset events projected to occur are based on no future projected capital needs;

●	The Holder would exercise the warrants as they become exercisable at target prices of $11.25 for the 2010 Offering, and lowering such target as the warrants approaches maturity;

●	The probability weighted cash flows are discounted using the risk free interest rates.

●	The risk-free interest rate is based on a yield curve of U.S treasury interest rates on the date of valuation based on the expected term of the warrants

●	Expected annual rate of quarterly dividends is based on the Company’s dividend history and anticipated dividend policy.

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

Warrants Outstanding

As of December 31, 2012 warrants to purchase 1,615,387 shares of its common stock remain outstanding.

(iii)    Warrant Activities

The table below summarizes the Company’s non-derivative warrant activities through December 31, 2012:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, December 31, 2010	2,833,408	$5.00 - 7.50	$6.43	$-	$-

Granted	-	-	-	-	-
Canceled for cashless exercise	(-)	-	-	-	-

Exercised (Cashless)	(-)	-	-	-	-
Exercised	(-)	-	-	-	-
Expired	-	-	-	-	-
Balance, December 31, 2011	2,833,408	$5.00 - 7.50	$6.43	$-	$-

Granted	-	-	-	-	-
Canceled for cashless exercise	(-)	-	-	-	-

Exercised (Cashless)	(-)	-	-	-	-
Exercised	(-)	-	-	-	-
Expired	-	-	-	-	-
Balance, December 31, 2012	2,833,408	$5.00 - 7.50	$6.43	$-	$-

Earned and exercisable, December 31, 2012	2,833,408	$5.00 - 7.50	$6.43	$-	$-

Unvested, December 31, 2012	-	$-	$-	$-	$-

The following table summarizes information concerning outstanding and exercisable warrants as of December 31, 2012:

			Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices			Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

	$5.00		1,218,021	0.58	$5.00	1,218,021	0.58	$5.00

	$7.50		1,615,387	2.30	$7.50	1,615,387	2.30	$7.50

$5.00	-	$7.50	2,833,408	1.56	$6.43	2,833,408	1.56	$6.43

Note 15 – Commitments and Contingencies

Uncommitted Trade Credit Facilities

The Company entered into uncommitted trade credit facilities with certain financial institutions.  Substantially all of the uncommitted trade credit facilities were guaranteed by Mr. Yao, the Company’s Chairman, Chief Executive Officer and principal stockholder.

The uncommitted trade credit facilities at December 31, 2012 were as follows:

	Date of Expiration	Total Facilities	Facilities Used	Facilities Available

Armco HK

DBS (Hong Kong) Limited (i)	December 20, 2012	$-	$385,000	$-

RZB (Beijing) Branch (ii)	February 28, 2014	15,000,000	-	15,000,000

Sub-total - Armco HK		15,000,000	385,000	15,000,000

Henan Armco

ICBC Bank (iii)	July 8, 2013	1,743,652	-	1,743,652

China CITIC Bank (iv)	June 18, 2013	6,340,551	-	6,340,551

Guangdong Development Bank Zhengzhou Branch (v)	September 19, 2013	12,364,074	6,257,200	6,106,874

Sub-total – Henan Armco		20,448,277	6,257,200	14,191,077

Renewable Metals

Bank of China Lianyungang Branch (vi)	December 27, 2015	7,925,689	7,925,689	-

Shanghai Pudong Development Bank (vii)	June 19, 2013	2,377,707	2,374,536	3,170

Bank of Communications Lianyungang Branch (viii)	June 30, 2013	11,412,992	8,084,203	3,328,789

Sub-total – Renewable Metals		21,716,388	18,384,428	3,331,959

		$57,164,665	$25,026,628	$32,523,036

(i)
On December 20, 2011, Armco HK entered into a Banking Facilities Agreement with DBS Bank (Hong Kong) Limited of $20,000,000 for issuance of commercial letters of credit in connection with the Company’s purchase of metal ore.  The Company pays interest at LIBOR or DBS Bank’s cost of funds plus 2.50% per annum on issued letters of credit in addition to an export bill collection commission equal to 1/8% of the first $50,000 and 1/16% of the balance and an opening commission of 1/4% on the first $50,000 and 1/16% of the balance for each issuance.  Amounts advanced under this facility are repaid from the proceeds of the sale of metal ore.  The lender may terminate the facility at any time at its sole discretion. The facility is secured by the charge on cash deposit of the borrower, the borrower’s restricted pledged deposit in the minimum amount of 3% of the letter of credit amount, the Company’s letter of comfort and the guarantee of Mr. Kexuan Yao. Armco HK is negotiating with DBS to extend the facility for another year.

(ii)
On November 13, 2012, Armco HK entered into Amendment No. 3 to the March 25, 2009 uncommitted Trade Finance Facility with RZB Austria Finance (Hong Kong) Limited.  The amendment provides for the issuance of $15,000,000 of commercial letters of credit in connection with the purchase of metal ore, an increase of $5,000,000 over the amounts provided for in the March 25, 2010 facility.  The Company pays interest at 200 basis points per annum plus the lender’s cost of funds per annum on issued letters of credit in addition to fees upon issuance of the letter of credit of 1/16% for issuance commissions, negotiation commissions, commission-in-lieu and collection commissions.  Amounts advanced under this facility are repaid from the proceeds of the sale of metal ore.  The lender may, however, terminate the facility at any time or at its sole discretion upon the occurrence of any event which causes a material market disruption in respect of unusual movement in the level of funding costs to the lender or the unusual loss of liquidity in the funding market. The lender has the sole discretion to decide whether or not such event has occurred.  The facility is secured by restricted cash deposits held by the lender, the personal guarantee of Mr. Kexuan Yao, the Company’s guarantee, and a security interest in the contract for the purchase of the ore for which the letter of credit has been issued and the contract for the sale of the ore.

(iii)
On December 18, 2012, Henan Armco obtained a RMB 11,000,000 (approximately $1.7 million) line of credit from China ICBC for issuance of letters of credit to finance the purchase of metal ore and scrap metal expiring July 8, 2013

(iv)
On June 18, 2012, Henan Armco obtained a RMB 40,000,000 (approximately $6.3 million) line of credit from China Citic Bank, Zhengzhou Branch, for issuance of letters of credit to finance the purchase of metal ore and scrap metal expiring one (1) year from the date of issuance. The facility is guaranteed by Renewable Metals and Mr. Kexuan Yao, the Company’s Chairman and Chief Executive Officer.

(v)
On September 19, 2012, Henan Armco obtained a RMB 78,000,000 (approximately $12.0 million) line of credit from Guangdong Development Bank Zhengzhou Branch for issuance of letters of credit to finance the purchase of metal ore.  The Company pays interest at 120% of the applicable base rate for lending published by the People’s Bank of China (“PBC”) at the time the loan is made on issued letters of credit.  The facility is secured by the guarantee provided by Mr. Kexuan Yao and Renewable Metals jointly and the pledge of movable assets provided by the borrower. Amounts advanced under this line of credit are repaid from the proceeds of the sale of metal ore.

(vi)
On March 15, 2013, Renewable Metals entered into a line of credit facility in the amount of RMB50, 000,000 (approximately $7.9 million) from Bank of China, Lianyungang Branch for the purchase of raw materials. The facility is expiring December 27, 2015 with interest at 7.872% per annum. The facility is secured by Renewable metals properties, machinery and equipment and land use right, and guaranteed by Mr. Kexuan Yao, Ms. Yi Chu, and Henan Armco, respectively.

(vii)
On July 24, 2012, Renewable Metals entered into a line of credit facility in the amount of RMB 15,000,000 (approximately $2.4 million) from Shanghai Pudong Development Bank for the purchase of raw materials. The term of the facility is 12 months with interest at 120% of the applicable base rate for lending published by the People’s Bank of China (“PBOC”) at the time the loan is drawn down per annum. The facility is secured by Armco machinery’s land use right and guarantees provided Mr. Kexuan Yao, Ms. Yi Chu.

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

Operating Leases

(i)       Operating Lease - San Mateo Office

On December 17, 2010, China Armco entered into a non-cancelable operating lease for office space that will expire on December 31, 2013.

Future minimum payments required under this non-cancelable operating lease were as follows:

Year ending December 31:

2013	46,104

$46,104

(ii)      Operating Lease - Armco Shanghai Office

On July 16, 2012, Armco Shanghai entered into a non-cancelable operating lease for office space that will expire on July 31, 2014.

Future minimum payments required under this non-cancelable operating lease were as follows:

Year ending December 31:

2013	104,042

2014	60,691

$164,733

(iii)     Operating Lease of Property, Plant and Equipment and Facilities

Initial Lease Signed on June 24, 2010

On June 24, 2011, Renewable Metals entered into a non-cancelable operating lease agreement with an independent third party for property, plant, equipment and facilities expiring one (1) year from date of signing.  Renewable Metals is required to pay RMB 30 per metric ton of scrap metal processed at this facility over the term of the lease, which were accrued and included in the inventory of finished goods – processed scrap metal and transferred to cost of goods sold upon shipment of processed scrap metal.

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

Conversion of Advances from Chairman and CEO to Common Shares

On December 31, 2012, Mr. Kexuan Yao proposed to the Company to convert the amount of unpaid Principals of the Loans owed him, into shares of common stock of the Company, at a conversation price equal to the current market price at which the Company's common stock trades on NYSE MKT; and the Board of the Directors of the Company considered that it is in the best interest of the Company and its stockholders for the Company to authorize the conversion of the amount of unpaid Principals of the Loans, into shares of common stock of the Company, at a conversation price equal to the average of the three (3) closing bid prices during the three (3) trading days immediately prior the date hereof at which the Company's common stock trades on NYSE MKT. Upon authorization by the Board of Directors of the Company, Mr. Yao converted unpaid Principals of the Loans of $353,753 owed him, into common shares of the Company, at a conversation price of $0.4933 per share, the average of the three (3) closing bid prices during the three (3) trading days immediately prior the date hereof at which the Company's common stock trades on NYSE MKT, or 717,067 shares of the Company’s common stock.

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

33,333 common shares earned for the quarter ended December 31, 2012 were valued at $0.4839 per share, or $16,130, which was recorded as loan guarantee expense and included in the consolidated statements of operations and comprehensive income (loss) for the relevant periods.

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

75,000 common shares earned for the quarter ended December 31, 2012 were valued at $0.4839 per share, or $36,293, which was recorded as legal fees and included in the consolidated statement of operations and comprehensive income (loss).

Consulting Services Agreement – Broad Max Holding

On December 1, 2012, the Company entered into a Consulting Services Agreement (“Consulting Agreement”) with Broad Max Holding Office (“Broad Max”), a HK firm located in Hong Kong, China. Pursuant to the Consulting Agreement, Broad Max agreed to provide consulting services from December 1, 2012 to May 31, 2013 in exchange for 100,000 shares of common stock of the Company.  These shares are earned ratably over the term of the agreement and the unearned shares are forfeitable in the event of nonperformance by the Broad Max.

Shares Earned during the Year Ending December 31, 2012

16,667 common shares earned for the quarter ended December 31, 2012 were valued at $0.4839 per share, or $8,065, which was recorded as consulting fees and included in the consolidated statement of operations and comprehensive income (loss).

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

125,000 common shares earned for the quarter ended December 31, 2012 were valued at $0.4839 per share, or $60,488, which was recorded as facility leasing expenses and included in the consolidated statement of operations and comprehensive income (loss).

2009 Stock Incentive Plan as Amended

Adoption of 2009 Stock Incentive Plan

On October 26, 2009, the Board of Directors of the Company adopted the 2009 Stock Incentive Plan, whereby the Board of Directors authorized 1,200,000 shares of the Company’s common stock to be reserved for issuance (the “2009 Stock Incentive Plan”). The purpose of the 2009 Stock Incentive Plan is to advance the interests of the Company by providing an incentive to attract, retain and motivate highly qualified and competent persons who are important to us and upon whose efforts and judgment the success of the Company is largely dependent. Grants to be made under the 2009 Stock Incentive Plan are limited to the Company’s employees, including employees of the Company’s subsidiaries, the Company’s directors and consultants to the Company. The recipient of any grant under the 2009 Stock Incentive Plan, and the amount and terms of a specific grant, are determined by the Board of Directors of the Company.  Should any option granted or stock awarded under the 2009 Stock Incentive Plan expire or become un-exercisable for any reason without having been exercised in full or fail to vest, the shares subject to the portion of the option not so exercised or lapsed will become available for subsequent stock or option grants.

2011 Amendment to the 2009 Stock Incentive Plan

On May 19, 2011, the Company’s Board of Directors adopted and approved the Amended and Restated 2009 Stock Incentive Plan to increase the number of shares of the Company’s common stock available for issuance thereunder by 1,000,000 shares to 2,200,000 shares of the Company’s common stock among other material terms, subject to stockholder approval at the Annual Meeting.  At the 2011 Annual Meeting of Stockholders (the “2011 Annual Meeting”) of the Company held on July 9, 2011, the Company’s stockholders approved the amendment and restatement of the Company’s 2009 Stock Incentive Plan (the “Amended and Restated 2009 Stock Incentive Plan”).

Common shares

The Amended and Restated Incentive Plan contains limitations on the number of shares available for issuance with respect to specified types of awards as specified in Section 6.2 Limitation on Shares of Stock Subject to Awards and Cash Awards. During any time when the Company has a class of equity securities registered under Section 12 of the Securities Exchange Act:

●
the maximum number of shares of the Company’s common stock subject to stock options or SARs that may be granted under the Amended and Restated Incentive Plan in a calendar year to any person eligible for an award will be 1,300,000 shares;

●
the maximum number of shares of the Company’s common stock that may be granted under the Amended and Restated Incentive Plan, other than pursuant to stock options or SARs, in a calendar year to any person eligible for an award will be 1,300,000 shares; and

●
the maximum amount that may be paid as a cash-settled performance-based award will be $1,000,000 for a performance period of 12 months or less and $5,000,000 for a performance period of greater than 12 months.

The maximum number of shares available for issuance pursuant to incentive stock options granted under the Amended and Restated Incentive Plan will be the same as the number of shares available for issuance under the Amended and Restated Incentive Plan.

Options

Under the Amended and Restated Incentive Plan, the board of directors, or the committee to which it grants authority under the Amended and Restated Incentive Plan, may grant both incentive stock options ("ISOs") intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), and options that are not qualified as incentive stock options ("NSOs"). ISOs may only be granted to persons who are employees of the Company or a subsidiary of the Company and the fair market value at the date of grant of the shares of stock with respect to which all ISO’s held by a particular grantee become exercisable for the first time during any calendar year does not exceed $100,000. ISOs and NSOs must be granted a an exercise price that is at least the fair market value of the common stock on the date of grant and the term of these options cannot exceed ten years from the date of grant. The exercise price of an ISO granted to a holder of more than 10% of the common stock of the Company must be at least 110% of the fair market value of the Common Stock on the date of grant, and the term of these options cannot exceed five years. All of the authorized shares of common stock under the Amended and Restated Incentive Plan are available for grant as ISOs.

Stock Appreciation Rights

Under the Amended and Restated Incentive Plan, the board of directors, or the committee to which it grants authority under the Amended and Restated Incentive Plan, may grant stock appreciation rights (“SARs”), that confer on the grantee a right to receive, upon exercise thereof, the excess of (a) the fair market value of one share of common stock of the Company on the date of exercise over (b) the grant price of the SAR (which shall be at least the grant date fair market value of a share of common stock of the Company) as determined by the board of directors or the committee to which it grants authority under the Amended and Restated Incentive Plan.  The term of each SAR is ten years from the date of grant of the SAR.

Stock Awards

Under the stock component of the Amended and Restated Incentive Plan, the board of directors, or the committee to which it grants authority under the Amended and Restated Incentive Plan, may, in selected cases, grant to a plan participant a given number of shares of restricted stock, stock units or unrestricted stock. Restricted stock under the Amended and Restated Incentive Plan is common stock restricted as to sale pending fulfillment of such vesting schedule and requirements as the board of directors, or the committee to which it grants authority under the Amended and Restated Incentive Plan, shall determine. Prior to the lifting of the restrictions, the participant will nevertheless be entitled to receive dividends on, and to vote the shares of, the restricted stock. Stock units are a right to be delivered shares of common stock upon fulfillment of such vesting schedule and requirements as the board of directors, or the committee to which it grants authority under the Amended and Restated Incentive Plan, shall determine.  Grantees of stock units will have no voting or dividend rights or other rights associated with stock ownership, although the board of directors, or the committee may award dividend equivalent rights on such units.

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

On December 15, 2011, the Company issued 10,000 and 50,000 shares of its common stock to two (2) of its outside directors for their 2011 services, respectively. These shares were valued at $0.27 per share, $2,700 and $13,500 or $16,200 in aggregate on the date of grant, which was recorded as stock based compensation.

On December 15, 2011, the Company issued 264,379 shares of its common stock to certain of its employees for their 2011 services of approximately $71,383, in lieu of cash, which was recorded as compensation expense in 2011.

On December 16, 2011, the Company agreed to pay Director Mr. Kam Ping Chan 6,250 shares of the Company’s restricted common stock in conjunction with his appointment to the Company's board of directors vesting 50% on June 30, 2012 and 50% on December 31, 2012, effectively January 1, 2012.  The restricted stock vests only if Mr. Chan is still a director of the Company on the vesting date (with limited exceptions), and the shares are eligible for the payment of dividends, if the Board of Directors was to declare dividends on the Company’s common stock. These shares were valued at $0.2851 per share or $1,782 on the date of grant and are being amortized over the vesting period, or $446 per quarter in 2012.

On December 20, 2011, the Company issued 50,000 shares of its common stock to Mr. Tao Pang, one of its outside directors for his 2012 services, effectively January 1, 2012. These shares were valued at $0.28 per share, or $14,000 on the date of grant, which was deferred to 2012 to be recognized as stock based compensation. On May 4, 2012 those shares were cancelled upon Mr. Pang's resignation as a member of the board of directors.  Mr. Pang was compensated in cash in lieu of common shares for such period served as a director.

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

On February 8, 2012, the Company awarded 1,500,000 shares of its restricted common stock, par value $.001 per share, pursuant to the Amended and Restated 2009 Stock Incentive Plan, to Mr. Kexuan Yao, the Company’s Chief Executive Officer. The term of employment under the agreement is from January 1, 2012 (the “Effective Date”) until December 31, 2014, unless sooner terminated in accordance with the terms of the Employment Agreement.. These shares were valued at $0.499 per share or $748,500 on the date of grant and are amortized over the vesting period, or $62,375 per quarter.

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

On July 30, 2012, the Company granted 400,000 shares of its common stock to certain of its employees for the second half year of their 2012 service of approximately $132,000, in lieu of cash, which were recorded as compensation expense for the year ended December 31, 2012.

On November 12, 2012, the Company granted 980,991 shares of its common stock to certain of its employees for the second half year of their 2012 service of approximately $343,347, in lieu of cash, which were recorded as compensation expense for the quarter ended December 31, 2012.

Summary of the Company’s Amended and Restated 2009 Stock Incentive Plan Activities

The table below summarizes the Company’s Amended and Restated 2009 Stock Incentive Plan activities:

	Number of Shares or Options	Fair Value at Date of Grant

Balance, December 31, 2010	252,500	$834,000

Options - granted

Options - canceled	-	-

Shares - granted	446,007	317,945

Shares - canceled	-	-

Balance, December 31, 2011	698,507	1,151,945

Options - granted	-	-

Options - canceled	-	-

Shares - granted	3,550,374	1,447,006

Shares - canceled	(50,000)	(14,000)

Balance, December 31, 2012	4,198,881	$2,614,951

Vested, December 31, 2012	3,182,214	2,104,451

Unvested, December 31, 2012	1,016,667	$510,500

As of December 31, 2012, there were 1,001,119 shares of common stock remaining available for issuance under the Amended and Restated 2009 Stock Incentive Plan.

Note 17 – Income Tax Provision

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

Hong Kong SAR Income Tax

Armco HK is registered and operates in the Hong Kong Special Administrative Region (“HK SAR”) of the People’s Republic of China (“PRC”) and is subject to HK SAR tax law.  Armco HK’s statutory income tax rate is 16.5% and there were no significant differences between income reported for financial reporting purposes and income reported for income tax purposes for the year ended December 31, 2012 and 2011.

PRC Income Tax

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

Henan is registered and operates in the City of Zhengzhou, Henan Province, PRC.  No provision for income taxes has been made as Henan had net operating loss (“NOL”) carry-forwards for the year ended December 31, 2012 and 2011.  Henan’s statutory tax rate for relevant periods is 25% for the year ended December 31, 2012 and 2011.

Renewable Metals is registered and operates in the Lianyungang Economic and Technology Development Zone, City of Lianyungang, Jiangsu Province, PRC, and is recognized as a “Manufacturing Enterprise Located in Special Economic Zone”.  In accordance with the relevant income tax laws, the profits of Renewable Metals, if any, are fully exempt from income tax for year 2008 and 2009, followed by a 50% exemption for the following three (3) calendar years from 2010 through 2012 (“tax holidays”).  Renewable Metals’s statutory tax rate for relevant periods is 25% for the year ended December 31, 2012 and 2011.

Lianyungang Armco is registered and operates in the Lianyungang Economic and Technology Development Zone, City of Lianyungang, Jiangsu Province, PRC.  Lianyungang Armco’s statutory tax rate for relevant periods is 25% for the year ended December 31, 2012 and 2011.

Armco Shanghai is registered and operates in Shanghai, PRC.  Armco Shanghai’s statutory tax rate for relevant periods is 25% for the year ended December 31, 2012 and for the period from July 16 (inception) through December 31, 2011.

Note 18 – Concentrations and Credit Risk

Credit Risk Arising from Financial Instruments

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents.

As of December 31, 2012, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, none of which are insured.  However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

Customers and Credit Concentrations

Customer concentrations and credit concentrations are as follows:

	Net Sales for the Year Ended		Accounts Receivable at
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011

Customer #1122012010 China JianCai	- %	12.1%	-%	-%

Customer #102003 ZhongJin Renewable Resource	41.1%	-%	96.5%	92.2%

Customer #1122024 Derby Materials	-%	21.0%	-%	-%

Customer #302023 Shangdong Yongjia	-%	10.5%	-%	-%

Customer #101009 NingBo HangGang	-%	15.4%	-%	-%
Customer # 1122002 ZhongJi NingBo	17.0%	-%	-%	-%

	58.1%	59.0%	96.5%	92.2%

A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition.

Vendor Concentrations

Vendor purchase concentrations and accounts payable concentration as follows:

	Net Purchases for the Year Ended		Accounts Payable at
	December 31, 2012	December 31 , 2011	December 31 , 2012	December 31, 2011

Vendor #204014 Mineracao	-%	30.7%	-%	92.2%

Vendor #2202-024Mineracao Usiminas	21.2%	-%	-%	-%

Vendor #010034 LianYunGang HeBang	50.8%	-%	-%	-%

Vendor #303001 Shandong TongLi	-%	%	30.0%	-%

Vendor #30011 SuZhou ShengFeng	-%	-%	10.0%	%

	72.0%	30.7%	40.0%	92.2%

Note 19 - Foreign Operations

Operations

Substantially all of the Company’s operations are carried out and all of its assets are located in the PRC, which may be adversely affected by significant political, economic and social uncertainties in the PRC. Although the PRC government has been pursuing economic reform policies since 1980, no assurance can be given that the PRC Government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption or unforeseen circumstances affecting the PRC’s political, economic and social conditions; nor that the PRC government’s pursuit of economic reforms will be consistent or effective.

Interest Risk

Substantially all of the Company’s operations are carried out in the PRC. The tight monetary policy currently instituted by the PRC government and increases in interest rate would have a material adverse effect on the Company’s results of operations and financial condition.

Currency Convertibility Risk

Substantially all of the Company’s businesses are transacted in RMB, which is not freely convertible into foreign currencies. Under China’s Foreign Exchange Currency Regulation and Administration, the Company is permitted to exchange RMB for foreign currencies through banks authorized to conduct foreign exchange business. All foreign exchange transactions continue to take place either through the People’s Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People’s Bank of China. Approval of foreign currency payments by the People’s Bank of China or other institutions requires submitting a payment application form together with invoices and signed contracts.

Foreign Currency Exchange Rate Risk

On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the RMB to U.S. Dollar. Under the new policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant volatility of the RMB against the U.S. Dollar.

Any significant revaluation of RMB may materially and adversely affect the cash flows, revenues, earnings and financial position reported in U.S. Dollar.

The Company had no foreign currency hedges in place for the year ended December 31, 2012 or 2011 to reduce such exposure.

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

As of December 31, 2012, the Company had no Statutory Surplus Reserve and the Statutory Common Welfare Fund established and segregated in retained earnings.

Note 20 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued. The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

Sale of Common Shares

On January 28, 2013 (the “Closing Date”), the Company completed a public offering of an aggregate of $1.60 million shares of the Company’s common stock in a registered direct public offering (the “Offering”).  The shares offered in this Offering were sold by the Company directly to the investors.  No underwriter or agents was involved in connection with this Offering to solicit offers to purchase the shares.

On the Closing Date, the Company entered into Subscription Agreements (the “Subscription Agreements”) with certain investors (the “Investors”) in connection with the Offering, pursuant to which the Company agreed to sell an aggregate of 3,242,712 shares of its common stock at a purchase price of $0.50 per share to the Investors for aggregate gross proceeds, before deducting the estimated offering expenses payable by the Company, of approximately $1,621,356.

The purchase and issuance of the securities in the Registered Direct Offering are completed on January 28, 2013.

The Offering was effected as a takedown off the Company’s shelf registration statement on Form S-3, as amended (File No. 333-184354), which became effective on December 14, 2012 (the “Registration Statement”), pursuant to a prospectus supplement filed with the Securities and Exchange Commission (the “SEC”) on January 28, 2013.

Promissory Note from Chief Executive Officer

On March 29, 2013, the Company executed a promissory note in the amount of $1,000,000 payable to the Chairman, CEO and significant stockholder of the Company.  The note, which is due in one year, accrues interest at 8% per annum.  The proceeds will be used for working capital purposes.

China Armco Metals, Inc.
Valuation and Qualifying Accounts
For the Year Ended December 31, 2012 and 2011

	Balance at beginning of period	Add Charge to Income	Deduct bad debt written off	Add translation adjustment	Balance At End of period
For the Year Ended December 31, 2011:

Allowance for doubtful accounts	$-	$-	$-	$-	$-

For the Year Ended December 31, 2012:

Allowance for doubtful accounts	$-	$43,150	$-	$-	$43,150