Form 10-Q
period 2013-03-31
China Armco Metals, Inc.
filed 2013-05-15
CIK 1410711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

As of May 9, 2013, 23,484,288 shares of common stock of the registrant, par value $0.001, were outstanding.

TABLE OF CONTENTS

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.	23

Item 1A.	Risk Factors.	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	23

Item 3.	Defaults Upon Senior Securities.	24

Item 4.	Mine Safety Disclosures.	24

Item 5.	Other Information.	24

Item 6.	Exhibits.	24

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

•	Our dependence on our key management personnel.
•	Our potential inability to meet the filing requirements imposed by the securities laws in the United States.
•	Our ineffective internal control over financial reporting

•	The effect of changes resulting from the political and economic policies of the Chinese government on our assets and operations located in China.
•	The limitation on our ability to receive and use our revenues effectively as a result of restrictions on currency exchange in China.

•	The impact of future inflation in China on economic activities in China.
•	Our ability to enforce our rights due to policies regarding the regulation of foreign investments in China.

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

For a more detailed discussion of these and other factors that may affect our business, see the discussion in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, and the discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein.  We caution that the factors described herein and other factors could cause our actual results of operations and financial condition to differ materially from those expressed in any forward-looking statements we make and that investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time, and it is not possible for us to predict all of such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

China Armco Metals, Inc.

March 31, 2013 and 2012

CHINA ARMCO METALS, INC.
 CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$1,327,506	$1,367,171
Pledged deposits	8,767,003	4,590,829
Marketable securities	1,219,140	1,213,641
Bank acceptance notes receivable	1,123,667	7,926
Accounts receivable, net	8,147,497	15,699,390
Inventories	18,810,715	13,378,445
Advance on purchases	3,381,326	2,238,652
Prepayments and other current assets	1,502,408	453,299

Total Current Assets	44,279,262	38,949,353

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	43,651,046	43,319,218
Accumulated depreciation	(7,023,448)	(6,284,162)

PROPERTY, PLANT AND EQUIPMENT, net	36,627,598	37,035,056

LAND USE RIGHTS
Land use rights	6,509,360	6,473,761
Accumulated amortization	(321,522)	(260,897)

LAND USE RIGHTS, net	6,187,838	6,212,864

Total Assets	$87,094,698	$82,197,273

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Loans payable	$12,179,406	$19,109,930
Banker's acceptance notes payable and letters of credit	14,346,281	8,624,734
Current maturities of capital lease obligation	3,076,534	2,615,296
Accounts payable	4,708,366	1,141,583
Advances received from Chairman and CEO	121,922	-
Customer deposits	3,319,213	1,577,194
Corporate income tax payable	401,572	407,621
Derivative warrant liability	314,571	306,708
Value added tax and other taxes payable	1,239,007	2,504,677
Accrued expenses and other current liabilities	3,158,528	2,355,903

Total Current Liabilities	42,865,400	38,643,646

LONG-TERM LIABILITIES
Capital lease obligation, net of current maturities	1,336,113	1,749,955
Long-term debt - CEO	1,004,128	-

Total Long-Term Liabilities	2,340,241	1,749,955

Total Liabilities	45,205,641	40,393,601

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value, 74,000,000 shares authorized, 24,470,743 and 20,139,698 shares issued and outstanding, respectively	24,471	20,320
Additional paid-in capital	32,947,104	31,542,083
Retained earnings	5,666,931	6,756,699
Accumulated other comprehensive income (loss):
Change in unrealized gain on marketable securities	5,499	-
Foreign currency translation gain	3,245,052	3,484,570

Total Stockholders' Equity	41,889,057	41,803,672

Total Liabilities and Stockholders' Equity	$87,094,698	$82,197,273

See accompanying notes to the consolidated financial statements.

 CHINA ARMCO METALS, INC.
 CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended March 31, 2013	For the Three Months Ended March 31, 2012
	(Unaudited)	(Unaudited)

NET REVENUES	$14,343,077	$49,284,191

COST OF GOODS SOLD	13,698,412	47,824,094

GROSS MARGIN	644,665	1,460,097

OPERATING EXPENSES:
Selling expenses	29,226	130,523
Professional fees	196,497	114,595
General and administrative expenses	1,046,694	945,583
Operating cost of idle manufacturing facility	423,221	497,224

Total operating expenses	1,695,638	1,687,925

LOSS FROM OPERATIONS	(1,050,973)	(227,828)

OTHER (INCOME) EXPENSE:
Interest income	(2,725)	(1,052)
Interest expense	729,372	786,512
Foreign currency transaction (gain) loss - marketable securities	-	35,553
Impairment other than temporary - marketable securities	-	386,941
Change in fair value of derivative liability	(615,946)	549
Loan guarantee expense	12,500	16,667
Other (income) expense	(75,896)	119,807

Total other (income) expense	47,305	1,344,977

LOSS BEFORE INCOME TAXES PROVISION	(1,098,278)	(1,572,805)

INCOME TAX PROVISION	(8,510)	87,403

NET LOSS	(1,089,768)	(1,660,208)

OTHER COMPREHENSIVE INCOME (LOSS):
Change in unrealized income (loss) of marketable securities	5,499	797
Foreign currency translation gain (loss)	(239,518)	237,466

COMPREHENSIVE LOSS	$(1,323,787)	$(1,421,945)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:

Net loss per common share - basic and diluted	$(0.05)	$(0.10)

Weighted Average Common Shares Outstanding - basic and diluted	23,304,334	16,668,006

 See accompanying notes to the consolidated financial statements.

CHINA ARMCO METALS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Period Ended March 31, 2013
(Unaudited)

	Common Stock, Par Value $0.001				Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Unrealized Loss on Marketable Securities	Foreign Currency Translation Gain (Loss)	Total Stockholders' Equity

Balance, December 31, 2011	15,421,008	15,421	29,733,619	9,366,035	(797)	3,221,038	42,335,316

Issuance of restricted stock to a Director for future services valued at $0.28 per share granted on December 20, 2011	50,000	50	13,950				14,000

Issuance of restricted stock to a Director for future services valued at $0.28 per share granted on December 20, 2011			(14,000)				(14,000)

Loan guarantee services received and quarterly shares vested from common shares issued to Chaoyang Steel on June 11, 2010 for 5 year loan guarantee services expiring June 30, 2016	33,333	33	16,634				16,667

Issuance of restricted stock to a Director pursuant to the 2009 Stock Incentive Plan for future services valued at $0.2851 per share granted on December 19, 2011	6,250	6	1,776				1,782

Issuance of restricted stock to a Director pursuant to the 2009 Stock Incentive Plan for future services valued at $0.2851 per share granted on December 19, 2011			(1,782)				(1,782)

Issuance of common stock to employees pursuant to the 2009 Stock Incentive Plan for services valued at $0.57 per share granted on February 6, 2012	57,743	58	33,260				33,318

Issuance of restricted stock to CEO pursuant to an employment agreement for future services valued at $0.499 per share granted on February 8, 2012	1,500,000	1,500	747,000				748,500

Issuance of restricted stock to CEO pursuant to the 2009 Stock Incentive Plan for future services valued at $0.499 per share granted on February 8, 2012			(748,500)				(748,500)

Loan guarantee services received and quarterly shares vested from common shares issued to Chaoyang Steel on June 11, 2010 for 5 year loan guarantee services expiring June 30, 2016	33,333	34	14,263				14,297

Issuance of common shares for legal services to All Bright for service so one year starting from Apirl 1, 2012	75,000	75	32,093				32,168

Cancellation of restricted stock to a Director for future services valued at $0.28 per share granted on December 20, 2011 on May 4, 2012	(50,000)	(50)	(13,950)				(14,000)

Cancellation of restricted stock to a Director for future services valued at $0.28 per share granted on December 20, 2011 on May 4, 2012			14,000				14,000

Issuance of restricted stock to a Director for future services valued at $0.69 per share granted on May 4, 2012	50,000	50	34,450				34,500
							-
Issuance of restricted stock to a Director for future services valued at $0.69 per share granted on May 4, 2012			(34,500)				(34,500)

Loan guarantee services received and quarterly shares vested from common shares issued to Chaoyang Steel on June 11, 2010 for 5 year loan guarantee services expiring June 30, 2016	33,333	34	12,616				12,650

Issuance of common shares for legal services to All Bright for service of one year starting from Apirl 1, 2012	75,000	75	28,388				28,463

Facilities leasing services received and quarterly shares vested from common shares Issued to Hebang on June 24, 2012 for 2 years facilities leasing expiring June 23, 2014	125,000	125	47,313				47,438

Issuance of common stock to employees pursuant to the 2009 Stock Incentive Plan for the first half year of 2012; services valued at $0.33 per share on the grant date on July 30, 2012	561,640	561	184,780				185,341

Issuance of common stock to employees pursuant to the 2009 Stock Incentive Plan for the 3rd quarter of 2012; services valued at $0.33 per share on the grant date on July 30, 2012	400,000	400	131,600				132,000

Issuance of common stock to employees pursuant to the 2009 Stock Incentive Plan for the 4th quarter of 2012; services valued at $0.35 per share on the grant date on November 12, 2012	980,991	981	342,366				343,347

Issuance of common stock to CEO in conversion of his advance to Company to shares	717,067	717	353,036				353,753

Loan guarantee services received and quarterly shares vested from common shares issued to Chaoyang Steel on June 11, 2010 for 5 year loan guarantee services expiring June 30, 2016	33,333	34	16,096				16,130

Issuance of common shares for legal services to All Bright for service of one year starting from Apirl 1, 2012	75,000	75	36,218				36,293

Facilities leasing services received and quarterly shares vested from common shares Issued to Hebang on June 24, 2012 for 2 years facilities leasing expiring June 23, 2014	125,000	125	60,363				60,488

Issuance of common shares for consulting services to Broad Max Holding for service of one year starting from December 1, 2012	16,667	16	8,049				8,065

Amortization of deferred employee services			492,946				492,946

Comprehensive income (loss)
Net Loss				(2,609,336)			(2,609,336)
Change in unrealized loss on marketable securities					797		797
Foreign currency translation gain						263,532	263,532

Total comprehensive income (loss)							(2,345,007)

Balance, December 31, 2012	20,319,698	20,320	31,542,083	6,756,699	-	3,484,570	41,803,672

Issuance of common shares at $0.50 per share for cash	3,242,712	3,243	1,618,113				1,621,356

Reclassification of the fair value of warrants to purchase 1,031,715 common shares at January 11, 2013 from additional paid-in capital to derivative liability to reflect the re-instatement of the derivative feature			(623,809)				(623,809)

Loan guarantee services received and quarterly shares vested from common shares issued to Chaoyang Steel on June 11, 2010 for 5 year loan guarantee services expiring June 30, 2016	33,333	33	12,467				12,500

Issuance of common shares for legal services to All Bright for service of one year starting from Apirl 1, 2012	75,000	75	28,050				28,125

Facilities leasing services received and quarterly shares vested from common shares Issued to Hebang on June 24, 2012 for 2 years facilities leasing termindated on 3/31/2013	750,000	750	280,500				281,250

Issuance of common shares for consulting services to Broad Max Holding for service of one year starting from December 1, 2012	50,000	50	18,700				18,750

Amortization of deferred employee services			71,000				71,000

Comprehensive income (loss)
Net Loss				(1,089,768)			(1,089,768)
Change in unrealized loss on marketable securities					5,499		5,499
Foreign currency translation gain						(239,518)	(239,518)

Total comprehensive income (loss)							(1,323,787)

Balance, March 31, 2013	24,470,743	$24,471	$32,947,104	$5,666,931	$5,499	$3,245,052	$41,889,057

See accompanying notes to the consolidated financial statements.

 CHINA ARMCO METALS, INC.
 CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31, 2013	For the Three Months Ended March 31, 2012
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,089,768)	$(1,660,208)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation expense	706,402	704,941
Amortization expense	59,190	12,422
Change in fair value of derivative liability	(615,946)	549
(Gain) loss from foreign currency exchange rate change on marketable securities	-	35,553
Impairment other than temporary - marketable securities	-	386,941
Stock based compensation	411,625	155,382
Changes in operating assets and liabilities:
Bank acceptance notes receivable	(1,115,698)	(158,265)
Accounts receivable	7,635,827	(27,480,173)
Inventories	(5,354,655)	22,233,344
Advance on purchases	(1,130,362)	(3,138,063)
Prepayments and other current assets	(1,113,145)	362,154
Accounts payable	3,468,335	(15,217,453)
Customer deposits	1,733,345	(3,386,988)
Taxes payable	(1,285,492)	277,761
Advance for Stock Subscription	-	820,715
Accrued expenses and other current liabilities	980,317	-

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	3,289,975	(26,051,388)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from release of pledged deposits	3,756,871	8,413,409
Payment made towards pledged deposits	(7,907,848)	(9,534,359)
Purchase of property, plant and equipment	(97,858)	(1,297,120)

NET CASH USED IN INVESTING ACTIVITIES	(4,248,835)	(2,418,070)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	9,503,386	43,404,164
Repayment of loans payable	(16,504,984)	(16,372,992)
Banker's acceptance notes payable	5,674,121	1,899,185
Repayment of capital lease obligation	(71,329)	(528,916)
Advances from (repayment to) Chairman and CEO	187,929	19,016
Proceeds from Related Party Loan	1,004,128	-
Proceeds from sales of common stock	1,621,356	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,414,607	28,420,457

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(495,412)	(11,727)

NET CHANGE IN CASH	(39,665)	(60,728)

Cash at beginning of the period	1,367,171	1,042,591

Cash at end of the period	$1,327,506	$981,863

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$729,372	$786,512
Income tax paid	$1,777	$-

NON CASH FINANCING AND INVESTING ACTIVITIES:
Accrued compensation paid in common shares in lieu of cash	$-	$15,591

See accompanying notes to the consolidated financial statements.

China Armco Metals, Inc.
March 31, 2013 and 2012
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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation - Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2012 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2013.

Principles of Consolidation

The Company applies the guidance of Topic 810 “Consolidation” of the FASB Accounting Standards Codification to determine whether and how to consolidate another entity.  Pursuant to ASC Paragraph 810-10-15-10 all majority-owned subsidiaries—all entities in which a parent has a controlling financial interest—shall be consolidated except (1) when control does not rest with the parent, the majority owner; (2) if the parent is a broker-dealer within the scope of Topic 940 and control is likely to be temporary; (3) consolidation by an investment company within the scope of Topic 946 of a non-investment-company investee.  Pursuant to ASC Paragraph 810-10-15-8 the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, of more than 50 percent of the outstanding voting shares of another entity is a condition pointing toward consolidation.  The power to control may also exist with a lesser percentage of ownership, for example, by contract, lease, agreement with other stockholders, or by court decree. The Company consolidates all less-than-majority-owned subsidiaries, if any, in which the parent’s power to control exists.

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

The Company’s loans payable, banker’s acceptance notes payable, capital lease obligation, and long-term debt approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at March 31, 2012 and December 31, 2012.

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

The Company did not employ foreign currency forward contracts to convert unforeseeable foreign currency exchange rates to fixed foreign currency exchange rates for the interim period ended March 31, 2013 or 2012.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended March 31, 2013 or 2012.

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

	March 31, 2013	December 31, 2012	March 31, 2012	December 31, 2011

Balance sheets	6.2741	6.3086	6.3185	6.3585

Statements of operations and comprehensive income (loss)	6.2814	6.3116	6.3089	6.4640

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

The following table shows the potentially outstanding dilutive common shares excluded from the diluted net income (loss) per common share calculation as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For the Interim Period Ended March 31, 2013	For the Interim Period Ended March 31, 2012

Stock Option Shares

Options issued on October 5, 2010 to an employee to purchase 40,000 common shares exercisable at $5.00 per share expiring five (5) years from the date of issuance	40,000	40,000

Sub-total: Stock option shares	40,000	40,000

Warrant Shares

Warrants issued on August 1, 2008 remaining outstanding and unexercised in connection with the Company’s August 1, 2008 equity financing at $0.50 per share expiring five (5) years from date of original issuance, as amended	12,180,210	1,218,021

Warrants issued on April 20, 2010 in connection with the Company’s April 20, 2010 equity financing inclusive of warrants to purchase 1,538,464 shares to the investors and warrants to purchase 76,923 shares to the placement agent at $7.50 per share expiring five (5) years from date of issuance	1,615,387	1,615,387

Sub-total: Warrant shares	13,795,597	2,833,408

Total potentially outstanding dilutive common shares	13,835,597	2,873,408

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

Pledged deposits consisted of the following:

	March 31, 2013	December 31, 2012

Armco HK

Letters of credit	$-	$8,442

Sub-total – Armco HK	-	8,442

Renewable Metals

Bank acceptance notes payable (i)	4,465,503	475,541

Letters of credit (ii)	3,347,094	2,445,676

Deposit for capital lease obligation (iii)	478,156	475,541

Sub-total – Renewable Metals	8,290,753	3,396,758

Henan Armco

Letters of credit (iv)	476,250	1,185,629

Sub-total – Henan Armco	476,250	1,185,629

	$8,767,003	$4,590,829

(i)	$4,465,503 is to be released to the Company when the related banker’s acceptance notes payable mature ranging from June 6, 2013 through September 7, 2013.

(ii)	$3,347,094 is to be released to the Company for payment toward fulfilled letters of credit when those letters of credit mature in August 2013.

(iii)	$478,156 is to be released to the Company as part of the payment towards capital lease installment payment when the capital lease agreement matures on December 15, 2014.

(iv)
$463,046 was released to the Company as part of the payment toward fulfilled letters of credit t when those letters of credit matured and the remaining balance is to be released when letters of credit mature on June 27, 2013.

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

At December 31, 2012, the estimated fair value of the investment in Apollo Minerals was approximately ($2.18) million less than its original cost based on most recent PPM price of AUD0.04 per common share; whereby Apollo Minerals sold 89,550,000 common shares for AUD3,600,000 on May 8, 2012.  Even though the Company intends to hold these shares, the management of the Company concluded that the decline in the fair value was other than temporary and recorded the unrealized loss of marketable securities to (i) impairment – other than temporary of ($0.38) million in other income (loss) and (ii) foreign currency transaction loss in other income (loss) in the accompanying consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2012.

As of March 31, 2013, the Company’s available for sale marketable securities were marked to market to its fair value of $1,219,140 and reported a $5,499 change in unrealized loss on marketable securities as other comprehensive income (loss) in its Stockholders’ Equity.

The table below provides a summary of the changes in the fair value of marketable securities, available for sale measured at fair value on a recurring basis using Level 1 of the fair value hierarchy to measure the fair value.

		Fair Value Measurement Using Level 1 Inputs
	Original cost	Impairment – Other Than Temporary	Accumulated Foreign Currency Transaction Gain (Loss)	Other Comprehensive Income (Loss) - Change in Unrealized Loss	Fair Value

Balance, December 31, 2011	$3,396,658	$(1,980,000)	$220,881	$(797)	$1,636,742

Purchases, issuances and settlements

Total gains or losses (realized/unrealized) included in:

Net Loss: Impairment – other than temporary		(386,941)			(386,941)

Net Loss: Gain (loss) on foreign currency rate change			(36,957)	-	(36,957)

Other comprehensive income (loss): Changes in unrealized loss			-	797	797

Balance, December 31, 2012	3,396,658	(2,366,941)	183,924	(-)	1,213,641

Purchases, issuances and settlements

Total gains or losses (realized/unrealized) included in:

Net Loss: Impairment – other than temporary		-			-

Net Loss: Gain (loss) on foreign currency rate change			-	-	-

Other comprehensive income (loss): Changes in unrealized loss			-	5,499-	5,499-

Balance, March 31, 2013	$3,396,658	$(2,366,941)	$183,924	$5,499	$1,219,140

Note 5 – Accounts Receivable

Accounts receivable consisted of the following:

	March 31, 2013		December 31, 2012

Accounts receivable	$8,190,647	*	$15,742,540

Allowance for doubtful accounts	(43,150)		(43,150)

	$8,147,497		$15,699,390

*
The Company collected $ 7,867,294 through May  10, 2013, and the remaining balance of the accounts receivable is within the normal credit terms granted to the customers and expected to be collected when due.

Note 6 – Inventories

Inventories consisted of the following:

	March 31, 2013		December 31, 2012

Raw materials – scrap metal	$5,407,434	*	$5,371,867

Finished goods – processed scrap metal	10,285,903	*	2,517,948

Purchased merchandise for resale	3,117,378		5,488,630

	$18,810,715		$13,378,445

*
Renewable Metals raw materials and finished goods are collateralized for loans from the Bank of Communications Limited Lianyungang Branch. Raw materials consisted of scrap metals to be processed and finished goods were comprised of all of the processed scrap metal at Renewable Metals.  Due to the short duration time for the processing of its scrap metal, there was no material work-in-process inventory at March 31, 2013 or December 31, 2012.

Slow-Moving or Obsolescence Markdowns

The Company recorded no inventory obsolescence adjustments for the interim period ended March 31, 2013 or 2012.

Lower of Cost or Market Adjustments

There was no lower of cost or market adjustments for the interim period ended March 31, 2013 or 2012.

Note 7 – Property, Plant and Equipment

Property, plant and equipment, stated at cost, less accumulated depreciation consisted of the following:

	Estimated Useful Life (Years)			March 31, 2013	December 31, 2012

Buildings and leasehold improvements (i)		20		$24,404,728	$24,175,794

Construction in progress				4,585,416	4,560,340

Machinery and equipment		7		12,262,318	12,193,408

Vehicles		5		2,055,432	2,048,305

Office equipment	5	-	8	343,152	341,371

				43,651,046	43,319,218

Less accumulated depreciation (ii)				(7,023,448)	(6,284,162)

				$36,627,598	$37,035,056

(i)    Capitalized Interest

The Company did not capitalize any of interest to fixed assets for the interim period ended March 31, 2013 or 2012.

(ii)   Depreciation and Amortization Expense

Depreciation and amortization expense for the interim period ended March 31, 2013 and 2012 was $706,402 and $704,941, respectively.

(iii)Collateralization of Property, Plant and Equipment

Both Renewable Metals and Lianyungang Armco’s property, plant and equipment representing substantially all of the Company’s property, plant and equipment are collateralized for loans from the Bank of China Lianyungang Branch.

(iv)  Impairment

The Company completed the annual impairment test of property, plant and equipment and determined that there was no impairment as the fair value of property, plant and equipment, substantially exceeded their carrying values at December 31, 2012.

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

Land use rights, stated at cost, less accumulated amortization, consisted of the following:

	March 31, 2013	December 31, 2012

Renewable Metals

Land use right	$2,464,147	$2,450,671

Accumulated amortization	(274,842)	(260,897)

	2,189,305	2,189,774

Lianyungang Armco

Land use right	4,045,213	4,023,090

Accumulated amortization	(46,680)	(-)

	3,998,533	4,023,090

Total

Land use right	6,509,360	6,473,761

Accumulated amortization	(321,522)	(260,897)

	$6,187,838	$6,212,864

(i)    Amortization Expense

Amortization expense for the interim period ended March 31, 2013 and 2012 was $59,190 and $12,422, respectively.

(ii)  Collateralization of Land Use Rights

Both Renewable Metals and Lianyungang Armco’s land use rights representing all of the Company’s land use rights are collateralized for loans from the Bank of China Lianyungang Branch.

(iii)Impairment

The Company completed the annual impairment test of land use rights and determined that there was no impairment as the fair value of land use rights, substantially exceeded their carrying values at December 31, 2012.

Note 9 – Loans Payable

Loans payable consisted of the following:
	March 31, 2013	December 31, 2012

Armco HK

Loan payable to RZB Austria Finance (Hong Kong) Limited, collateralized by certain of the Company’s inventory, guaranteed by the Company’s Chairman and Chief Executive Officer, with interest at the bank’s cost of funds plus 200 basis points per annum, with principal and interest due and $435,552 was repaid on January 7, 2013 and remaining balance was repaid on March 21, 2013.	$-	$585,113

Loan payable to DBS, collateralized by certain of the Company’s inventory, guaranteed by the Company’s Chairman and Chief Executive Officer, with interest at an average of 3.44% per annum, repaid in full on January 21, 2013	-	5,599,314

Sub-total - Armco HK	-	6,184,427

Renewable Metals

Loan payable to Bank of Communications, Lianyungang Branch, under trade credit facilities, collateralized by Renewable Metals inventories and guaranteed by the Company’s Chairman and Chief Executive Officer, with interest at 120% of the bank’s benchmark rate per annum (average 7.2%), $2,060,679 was repaid in January and February 2013, and the remaining balance is due from May 20, 2013 through August 4, 2013	3,984,635	4,755,413

Loan payable to Bank of China, Lianyungang Branch, under trade credit facilities, guaranteed by the Company’s Chairman and Chief Executive Officer, with interest at 7.872% per annum payable monthly, $1,593,854 was repaid on April 13, 2013, and the remaining balance is due from May 21, 2013 through March 25, 2014.	7,969,270	7,925,689

Sub-total – Renewable Metals	11,953,905	12,681,102

Henan Armco

Loan payable to Guangdong Development Bank Zhengzhou Branch, collateralized by certain of Henan’s inventory, with interest at 6.5% per annum, payable monthly; whole balance was repaid in January and February of 2013.	66,116	244,401

Loan Payable to Guanhutun Credit Union, collateralized by Henan’s building and leasehold improvement, with interest at 9.6% per annum, and is due on February 20, 2014	159,385	-

Sub-total – Henan Armco	225,501	244,401

	$12,179,406	$19,109,930

Note 10 – Banker’s Acceptance Notes Payable and Letters of Credit

Banker’s acceptance notes payable consisted of the following:
	March 31, 2013	December 31, 2012

Renewable Metals

Banker’s acceptance notes payable maturing from June 6, 2013 through September 7, 2013	$5,737,875	$3,867,736

Letters of credit maturing on August 18, 2013	8,606,812	4,755,413

Henan Armco

Banker’s acceptance notes payable maturing June 27, 2013	1,594	1,585

	$14,346,281	$8,624,734

Note 11 – Related Party Transactions

Advances from Stockholder

From time to time, the Chairman, CEO and significant stockholder of the Company advances funds to the Company for working capital purpose.  Those advances are unsecured, non-interest bearing and due on demand. As of March 31, 2013 and December 31, 2012, the advance balance was $121,922 and $nil, respectively.

Promissory Note from Chief Executive Officer

On March 29, 2013, the Company executed a promissory note in the amount of CNY 6,300,000 payable to the Chairman, CEO and significant stockholder of the Company.  The note, which is due one year from the date of issuance, accrues interest at 8% per annum.  The proceeds are used for working capital purposes.

Operating Lease from Chairman, CEO and Stockholder

On January 1, 2006, Henan entered into a non-cancellable operating lease for its 176.37 square meters commercial office space in the City of Zhengzhou, Henan Province, PRC from the Chairman, Chief Executive Officer and significant stockholder of the Company for RMB10,000 per month, which expired on December 31, 2008 and has been extended through December 31, 2013.  Total lease payments for the interim period ended March 31, 2013 and 2012 amounted to RMB 30,000 (equivalent to $4,776 and $4,755).  Future minimum lease payments required under the non-cancelable operating lease are RMB 90,000 (equivalent to $14,344) for the year of 2013.

Note 12 – Capital Lease Obligation

Capital lease obligation consisted of the following:

	March 31, 2013	December 31, 2012

Renewable Metals

(i) Capital lease obligation to a financing company for a term of three (3) years, collateralized by certain of Renewable Metals machinery and equipment, with interest at 11.8% per annum, with principal and interest due and payable in monthly installments of RMB 497,897 on the 23rd of each month.	$752,837	$819,659

Less current maturities	(752,837)	(819,659)

Capital lease obligation, net of current maturities	-	-

(ii) Capital lease obligation to a financing company for a term of three (3) years, collateralized by certain of Renewable Metals machinery and equipment, with interest at 11.0% per annum, with principal and interest due and payable in quarterly installments of RMB2,969,054 on the 15th of each quarter.	3,659,810	3,545,592

Less current maturities	(2,323,697)	(1,795,637)

Capital lease obligation, net of current maturities	1,336,113	1,749,955

Total capital lease obligation	4,412,647	4,365,251

Less current maturities	(3,076,534)	(2,615,296)

TOTAL CAPITAL LEASE OBLIGATION, net of current maturities	$1,336,113	$1,749,955

The future minimum payments under this capital lease obligation at March 31, 2013 were as follows:

Year ending December 31:

2013 (remainder)	2,975,647

2014	1,872,857

Total capital lease obligation payments	4,848,504

Less amounts representing interest	(435,857)

Present value of total future capital lease obligation payments	$4,412,647

Less current maturities of capital lease obligation	(3,076,534)

Capital lease obligation, net of current maturities	$1,336,113

Note 13 – Derivative Instruments and the Fair Value of Financial Instruments

(i)      Warrants Issued in 2008 (“2008 Warrants)

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

The Second Amendment provides that it shall only be effective upon execution of this Second Amendment by each of the investors that executed the First Amendment. At January 8, 2013, three (3) days prior to the Closing Date, after an exhaustive search and numerous attempts to reach all holders that signed the first amendment, all the First Amendment Investors that executed the First Amendment signed the Second Amendment except two (2) investors from whom the Company has been unable to reach or receive responses. These two (2) investors invested a total amount of $400,000. On January 8, 2013, the Company transmitted emails to all of the First Amendment Investors to notify them of the foregoing circumstance and conveyed to them the Company’s intent to declare the Second Amendment effective despite the absence of executions by the two (2) remaining investors. A two-day objection period was afforded to all the First Amendment Investors (including the two (2) unsigned investors) in such emails. As of January 10, 2013, the Company has received no indication from any of the First Amendment Investors that object to effectiveness of the Second Amendment, and no indications from the two unsigned investors that they will not sign the Second Amendment. Accordingly, on the Closing Date the Company declared the Second Amendment effective with respect to all the signed investors.

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

The Company reclassified warrants to purchase 1,031,715 common shares from non-derivative to derivative and related fair value at January 11, 2013 from additional paid-in capital to derivative liability to reflect the re-instatement of the derivative feature of these warrants.

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

•	The Holder would exercise the warrant at maturity if the stock price was above the exercise price;

•	Reset events projected to occur are based on no future projected capital needs;

•	The Holder would exercise the warrant as they become exercisable at target prices of $7.50 for the 2008 Offering, and lowering such target as the warrants approached maturity;

•	The probability weighted cash flows are discounted using the risk free interest rates.

•	The risk-free interest rate is based on a yield curve of U.S treasury interest rates on the date of valuation based on the contractual life of the warrants

•	Expected annual rate of quarterly dividends is based on the Company’s dividend history and anticipated dividend policy.

(c)	Fair Value of Derivative Warrants

The fair value of the 2008 derivative warrants were computed using the lattice model with the following assumptions:

	March 31, 2013	December 31, 2012

Expected life (year)	1.00	1.00

Expected volatility	69.00%	75.00%

Risk-free interest rate	0.22%	0.19%

Expected annual rate of quarterly dividends	0.00%	0.00%

The fair value of the embedded derivative warrants is marked-to-market at each balance sheet date and the change in the fair value of the embedded derivative warrants is recorded in the consolidated statements of operations and comprehensive income (loss) as other income or expense.

The table below provides a summary of the fair value of the remaining derivative warrant liability and the changes in the fair value of the remaining derivative warrants to purchase 12,180,210 shares of the Company’s common stock, including net transfers in and/or out, of derivative warrants measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Fair Value Measurement Using Level 3 Inputs
	Derivative warrants Assets (Liability)	Total

Balance, December 31, 2011	$(203)	$(203)

Purchases, issuances and settlements	-	-

Transfers in and/or out of Level 3	-	-

Total gains or losses (realized/unrealized) included in:

Net income (loss)	(306,505)	(360,505)

Other comprehensive income (loss)	-	-

Balance, December 31, 2012	(306,708)	(306,708)

Purchases, issuances and settlements	(623,809)	(623,809)

Transfers in and/or out of Level 3	-	-

Total gains or losses (realized/unrealized) included in:

Net income (loss)	615,946	615,946

Other comprehensive income (loss)	-	-

Balance, March 31, 2013	$(314,571)	$(314,571)

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

2008 Warrants Outstanding

As of March 31, 2013 2008 warrants to purchase 12,180,210 shares of Company’s common stock remain outstanding.

The table below summarizes the Company’s 2008 derivative warrant activity

	2008 Warrant Activities				APIC	(Gain) Loss
	Derivative Shares	Non-derivative Shares	Total Warrant Shares	Fair Value of Derivative Warrants	Reclassification of Derivative Liability	Change in Fair Value of Derivative Liability

Derivative warrant at December 31, 2012	186,306	1,031,715	1,218,021	(203)		(137,940)

Mark to market				(306,505)		306,505

Derivative warrant at December 31, 2012	186,306	1,031,715	1,218,021	(306,708)		306,505

Reclassification of warrants to purchase 1,031,715 common shares from additional paid-in capital to derivative liability at January 11, 2013 to reflect the re-instatement of the derivative feature	1,031,715	(1,031,715)	(-)	(623,809)	623,809	(-)

Increased number of warrant shares per Amendment No. 2 to the Subscription Agreement and Common Stock Purchase Warrant ("2008 Unit Offering Agreement") dated July 2008 and Amendment No. 1 to 2008 Unit Offering Agreement upon completion of January 2013 Offering.	10,962,189	-	10,962,189	(-)		-

Mark to market				615,946		(615,946)

Derivative warrant at March 31, 2013	12,180,210	-	12,180,210	(314,571)		(615,946)

(ii)      Warrants Issued in April 2010 (“2010 Warrants)

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

2010 Warrants Outstanding

As of March 31, 2013, 2010 warrants to purchase 1,615,387 shares of its common stock remain outstanding.

The table below summarizes the Company’s 2010 non-derivative warrant activities through March 31, 2013:

	Number of Warrant Shares	Exercise Price Range Per Share		Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, December 31, 2011	1,615,387		$7.50	$7.5	$-	$-

Granted	-		-	-	-	-

Canceled for cashless exercise	(-)		-	-	-	-

Exercised (Cashless)	(-)		-	-	-	-

Exercised	(-)		-	-	-	-

Expired	-		-	-	-	-

Balance, December 31, 2012	1,615,387	$	- 7.50	$7.5	$-	$-

Granted	-		-	-	-	-

Canceled for cashless exercise	(-)		-	-	-	-

Exercised (Cashless)	(-)		-	-	-	-

Exercised	(-)		-	-	-	-

Expired	-		-	-	-	-

Balance, March 31, 2013	1,615,387		$7.50	$7.5	$-	$-

Earned and exercisable, March 31, 2013	1,615,387		$7.50	$7.5	$-	$-

Unvested, March 31, 2013	-		$-	$-	$-	$-

The following table summarizes information concerning outstanding and exercisable 2010 warrants as of March 31, 2013:

			Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices			Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.50			12,180,210	0.33	$0.50	12,180,210	0.33	$0.50

$7.50			1,615,387	2.05	$7.50	1,615,387	2.05	$7.50

$0.50	-	$7.50	13,795,597	0.53	$1.32	13,795,597	0.53	$1.32

Note 14 – Commitments and Contingencies

Uncommitted Trade Credit Facilities

The Company entered into uncommitted trade credit facilities with certain financial institutions.  Substantially all of the uncommitted trade credit facilities were guaranteed by Mr. Yao, the Company’s Chairman, Chief Executive Officer and principal stockholder.

The uncommitted trade credit facilities at March 31, 2013 were as follows:

	Date of Expiration	Total Facilities	Facilities Used	Facilities Available

Armco HK

DBS (Hong Kong) Limited (i)	December 20, 2012	$-	$-	$-

RZB (Beijing) Branch (ii)	February 28, 2014	15,000,000	-	15,000,000

Sub-total - Armco HK		15,000,000	-	15,000,000

Henan Armco

ICBC Bank (iii)	July 8, 2013	1,753,240	1,873,594	-

China CITIC Bank (iv)	June 18, 2013	6,375,4161	-	6,375,416

Guangdong Development Bank Zhengzhou Branch (v)	September 19, 2013	12,432,062	562,550	11,869,512

Sub-total – Henan Armco		20,560,718	2,436,144	18,244,928

Renewable Metals

Bank of China Lianyungang Branch (vi)	December 27, 2015	7,969,270	7,969,270	-

Shanghai Pudong Development Bank (vii)	June 19, 2013	2,390,781	2,390,781	-

Bank of Communications Lianyungang Branch (viii)	June 30, 2013	11,475,750	8,128,656	3,347,094

Sub-total – Renewable Metals		21,835,801	18,488,707	3,347,094

		$57,396,519	$20,924,851	$36,592,022

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

Operating Leases

(i)      Operating Lease - San Mateo Office

On December 17, 2010, China Armco entered into a non-cancelable operating lease for office space that will expire on December 31, 2013.

Future minimum payments required under this non-cancelable operating lease were as follows:

Year ending December 31:

2013 (remainder)	34,578

$34,578

(ii)      Operating Lease - Armco Shanghai Office

On July 16, 2012, Armco Shanghai entered into a non-cancelable operating lease for office space that will expire on July 31, 2014.

Future minimum payments required under this non-cancelable operating lease were as follows:

Year ending December 31:

2013 (remainder)	78,460

2014	61,025

$139,485

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

First Renewal on April 13, 2012

On April 13, 2012, Renewable Metals renewed the aforementioned non-cancelable operating lease agreement for property, plant, equipment and facilities for an additional two-year term commencing on June 25, 2012, in consideration for (i) the issuance of one (1) million shares of the Company’s common stock and (ii) the payment of RMB1,000,000 (approximately $159,000) in cash. Pursuant to the lease agreement, the Company issued one million shares to the third party on April 13, 2012.  The cash amount is to be paid during the second year of the lease term

On March 31, 2013, Renewable Metals terminated the operating lease agreement

Note 15 – Stockholders’ Equity

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

Sale of Common Stock or Equity Unit Inclusive of Common Stock and Warrants

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

January 2013 Offering

On January 28, 2013 (the “Closing Date”), the Company completed a public offering of an aggregate of 3,242,712 shares of the Company’s common stock in a registered direct public offering (the “January 2013 Offering”) for approximately $1.6 million proceeds in cash.  The shares offered in this January 2013 Offering were sold by the Company directly to the investors.  No underwriter or agents was involved in connection with this Offering to solicit offers to purchase the shares.

On the Closing Date, the Company entered into Subscription Agreements (the “Subscription Agreements”) with certain investors (the “Investors”) in connection with the January 2013 Offering, pursuant to which the Company agreed to sell an aggregate of 3,242,712 shares of its common stock at a purchase price of $0.50 per share to the Investors for aggregate gross proceeds, before deducting the estimated offering expenses payable by the Company, of approximately $1,621,356.

The purchase and issuance of the securities in the Registered Direct Offering are completed on January 28, 2013.

The January 2013 Offering was effectuated as a takedown off the Company’s shelf registration statement on Form S-3, as amended (File No. 333-184354), which became effective on December 14, 2012 (the “Registration Statement”), pursuant to a prospectus supplement filed with the Securities and Exchange Commission (the “SEC”) on January 28, 2013.

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

Shares Earned during the Year Ending December 31, 2013

33,333 common shares earned for the quarter ended March 31, 2013 were valued at $0.375 per share, or $12,500, which was recorded as loan guarantee expense and included in the consolidated statements of operations and comprehensive income (loss) for the relevant periods.

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

Shares Earned during the Year Ending December 31, 2013

75,000 common shares earned for the quarter ended March 31, 2013 were valued at $0.375 per share, or $28,125, which was recorded as legal expenses and included in the consolidated statement of operations and comprehensive income (loss).

Consulting Services Agreement – Broad Max Holding

On December 1, 2012, the Company entered into a Consulting Services Agreement (“Consulting Agreement”) with Broad Max Holding (“Broad Max”), a HK firm located in Hong Kong, China. Pursuant to the Consulting Agreement, Broad Max agreed to provide consulting services from December 1, 2012 to May 31, 2013 in exchange for 100,000 shares of common stock of the Company.  These shares are earned ratably over the term of the agreement and the unearned shares are forfeitable in the event of nonperformance by the Broad Max.

Shares Earned during the Year Ending December 31, 2012

16,667 common shares earned for the quarter ended December 31, 2012 were valued at $0.4839 per share, or $8,065, which was recorded as consulting fees and included in the consolidated statement of operations and comprehensive income (loss).

Shares Earned during the Year Ending December 31, 2013

50,000 common shares earned for the quarter ended March 31, 2013 were valued at $0.375 per share, or $18,750, which was recorded as consulting fees and included in the consolidated statement of operations and comprehensive income (loss).

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

On March 31, 2013, Renewable Metals and Hebang terminated the Leasing Agreement ("Termination Agreement"). Under the terms and conditions of the Termination Agreement, Hebang agreed to forgive the cash amount to be paid under the amended Leasing Agreement and Renewable Metals agreed to let Hebang to keep the remaining unearned 625,000 common shares, which was valued at $0.375 per share or $234,375, which was recorded as facility leasing expenses and included in the consolidated statement of operations and comprehensive income (loss).

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

Shares Earned during the Year Ending December 31, 2013

125,000 common shares earned for the quarter ended March 31, 2013 were valued at $0.375 per share, or $46,875, which was recorded as facility leasing expenses and included in the consolidated statement of operations and comprehensive income (loss).

On March 31, 2013, Renewable Metals and Hebang terminated the Leasing Agreement ("Termination Agreement"). Under the terms and conditions of the Termination Agreement, Hebang agreed to forgive the cash amount to be paid under the amended Leasing Agreement and Renewable Metals agreed to let Hebang to keep the remaining unearned 625,000 common shares, which was valued at $0.375 per share or $234,375, which was also recorded as facility leasing expenses and included in the consolidated statement of operations and comprehensive income (loss).

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

Shares Awarded during 2013

The Company did not issue any shares of its common stock to its employees during the interim period ended March 31, 2013.

Summary of the Company’s Amended and Restated 2009 Stock Incentive Plan Activities

The table below summarizes the Company’s Amended and Restated 2009 Stock Incentive Plan activities:

	Number of Shares or Options	Fair Value at Date of Grant

Balance, December 31, 2011	698,507	$1,151,945

Options - granted	-	-

Options - canceled	-	-

Shares - granted	3,550,374	1,447,006

Shares - canceled	(50,000)	(14,000)

Balance, December 31, 2012	4,198,881	$2,614,951

Options - granted	-	-

Options - canceled	-	-

Shares - granted	-	-

Shares - canceled	(-)	(-)

Balance, March 31, 2013	4,198,881	$2,614,951

Vested, March 31, 2013	3,319,714	2,175,451

Unvested, March 31, 2013	879,167	$439,500

As of March 31, 2013, there were 1,001,119 shares of common stock remaining available for issuance under the Amended and Restated 2009 Stock Incentive Plan.

Note 16 – Concentrations and Credit Risk

Credit Risk Arising from Financial Instruments

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents.

As of March 31, 2013, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, none of which are insured.  However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

Customers and Credit Concentrations

Customer concentrations and credit concentrations are as follows:

	Net Sales for the Three Months Ended		Accounts Receivable at
	March 31, 2013	March 31, 2012	March 31, 2013	December 31, 2012

Customer A	-%	18.0%	-%	-%

Customer B	-%	16.3%	-%	-%

Customer C	-%	37.1%	-%	-%

Customer D	54.6%	-%	93.1%	-%

Customer E	-%	-%	-%	96.5%

	54.6%	71.4%	93.1%	96.5%

A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition.

Vendor Concentrations

Vendor purchase concentrations and accounts payable concentration as follows:

	Net Purchases for the Three Months Ended		Accounts Payable at
	March 31, 2013	March 31 , 2012	March 31 , 2013	December 31, 2012

Vendor A	-%	80.3%	-%	-%

Vendor B	-%	-%	-%	30.0%

Vendor C	-%	-%	-%	10.0%

Vendor D	9.0%	-%	31.6%	-%

Vendor E	82.6%	-%	39.2%	-%

	91.6%	80.3%	70.8%	40.0%

Note 17 - Foreign Operations

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

The Company had no foreign currency hedges in place to reduce such exposure for the interim period ended March 31, 2013 or 2012.

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

As of March 31, 2013, the Company had no Statutory Surplus Reserve and the Statutory Common Welfare Fund established and segregated in retained earnings.

Note 18 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued.  The Management of the Company determined that there were no reportable subsequent events to be disclosed.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the information contained in our unaudited consolidated financial statements and the notes thereto appearing elsewhere herein. The unaudited interim consolidated financial statements furnished in this report reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2012 and notes thereto and the Management’s Discussion and Analysis set forth in our Annual Report on Form 10-K for the year ended December 31, 2012, as amended, (the “Form 10-K”). The year ended December 31, 2012 is referred to as “2012,” the year ended December 31, 2011 is referred to as “2011,” and the coming year which will end December 31, 2013 is referred to as “2013.”

OVERVIEW OF OUR PERFORMANCE AND OPERATIONS

Our Business and Recent Developments

We import, sell and distribute to the metal refinery industry in the People’s Republic of China a variety of metal ore, including iron, chrome, nickel, copper and manganese ore as well as non-ferrous metals and coal.  We obtain raw materials from suppliers in Brazil, India, South America, Oman, Turkey, Nigeria, Indonesia, and Philippines.  We also recycle scrap metal at our Recycling Facility and sell the recycled products to steel mills in China for their use in the production of recycled steel.

China’s steel industry swung back to report profits in the first quarter of 2013 after losses in the same period of last year. Large and medium steel companies saw slight improvement in their performances in the first quarter, with sales revenues increasing by 0.94% year on year to 875.85 billion Yuan (approximately $140.8 billion U.S. Dollars), according to China Iron and Steel Association (CISA). However, among 272 members of CISA, 34.9% of them still reported losses in the first quarter of 2013. In March 2013 alone, 45.3% of steel companies were in the red, suggesting that the sector remained weak due to fiercer competition amid industrial overcapacity. Steel output continued to grow in the first quarter of 2013. The average daily crude steel output leaped to a record-high 2.13 million tons, which increases the concerns with oversupply in the market, rising stockpiles and more trade friction cases with foreign countries. As a result, the prices of major metal mores including iron ore, manganese ore, and chrome ore, and scrap steel declined in the first quarter of this year after the temporary bounce-back in the fourth quarter of last year. Such drop in the price, combined with the inactivity of the market during the several-week long Chinese New Year holiday in February, our metal ore trading business, iron ore trading in particular, experienced significant decline in revenue. Our scrap recycling business, however, saw a slight increase in revenue compared to same period of last year mainly attributable to the improvement in our recycling business operation.

We continue to refine our business model in response to fluctuations in market prices. We seek to secure longer term supply contracts in response to known opportunities rather than sell goods purchased at spot prices. We plan to negotiate transaction-specific terms with our customers to better manage risk and ensure an acceptable profit margin.  While this process can limit certain trading opportunities, we believe that it will enhance our competitive position when the ore market recovers. We are also evaluating other potential methods such as hedging that can help us to manage market risks.

We formally commenced the operation of our Recycling Facility in the Banqiao Industrial Zone of Lianyungang Economic Development Zone in the Jiangsu province of China in the third quarter of 2010.  We recycle automobiles, machinery, building materials, dismantled ships and various other scrap metals at the Recycling Facility. We utilize our existing network of metal ore customers to sell and distribute the recycled scrap metal to the metal refinery industry in China. During the first quarter of 2013, the amount of scrap metals recycled at our Recycling Facility increased by 75% to 43,795 MT compared to 25,071 MT in the same period of last year. For the first quarter of 2013, our scrap metal business sold approximately 23,001 MT of scrap metals, generating approximately $9.0 million in revenue and $0.63 million in gross profit, compared to the first quarter of 2012 where our scrap metal business sold approximately 16,753 MT of scrap metals, generating approximately $8.0 million of revenue and $0.14 million of gross profit. Historically, the first quarter of each year sees a lower production of scrap metal due to the Chinese New Year holiday, when facilities are shut down and special restrictions are enforced on the transportation of scrap metals materials..

We continue to believe that our recycling business will become a strong drive in our Company’s growth as natural resources continue to be depleted and larger amounts of unprocessed scrap metal become available as a result of increases in consumer demand.  We also believe that the profit margin of our recycling business will gradually stabilize as we gain more experience in operating our Recycling Facility, marketing our products, and establishing our reputation and presence in the recycled scrap metal industry. We have conducted a series of tests and analysis to improve our cost control and eventually implement precise management at our Recycling Facility. We have also developed strategies to expand our sources for raw materials and establish a local supply chain to increase and stabilize the availability of raw materials near our recycling operation. In addition, as an effort to improve our operation and profitability of the recycling business, we obtained a series of qualifications from Chinese government. We expect to continue to expand our overseas supply channels through potential business cooperation with suppliers in Japan and the United States.

We invested approximately $50million in the aggregate to acquire land use rights, construct the Recycling Facility and purchase equipment at the Recycling Facility in 2009 and 2010.  These capital expenditures were funded by a portion of the net proceeds we received from our equity and debt offerings and vendor financing.

In 2013, we continued to utilize bank facilities to finance our operations and expansions. We maintain seven bank facilities, which provide for the issuance of commercial lines of credit for letters of credit in the aggregate amount of $57 million, of which approximately $ 37 million is available to us at March 31, 2013. We are currently in the process of renewing an additional $20 million bank facility.

Our Performance

During the first quarter of 2013, our net revenues decreased drastically to $14.3 million from $49 million compared to the same period in 2012 which was mainly caused by the significant decrease in sales of metal ore trading business.  However, our gross profit margin improved during the current period to 4.5%, compared to 3% during the same period in 2012. The gross profit margins for our recycling business and trading business for the first quarter of 2013 were 7% and 0.3%, respectively. Our trading business has historically experienced fluctuations in gross profit as a result of fluctuations in the market prices of ore and metals that we sell. In this regard, gross profit margins ranged from 3 % for the first quarter of 2012, to 53 % for the second quarter of 2012, to 3% for the third quarter of 2012, and to 7% for the fourth quarter of 2012.

As noted above, our recycling business generated a gross profit margin of 7% for the first quarter of 2013, which represents an increase from the 2% for same period in 2012. We believe this increase in gross profit margin for the first quarter of 2013 is primarily contributed by the significant improvement of our recycling operations, specifically improvement on production process, cost control and supply chain. The gross profit margins for our recycling business were 14% and 12% for the third quarter and fourth quarter of 2012, respectively.

We had a net loss of $1.08 million during the first quarter of 2013, a decrease of 35%, compared to a net loss of $1.66 during the same period in 2012.  Our total assets at March 31, 2013 increased approximately $5 million, or 6%, compared to December 31, 2012, as a result of an $5.4 million increase in inventories, an $4.2 million increase in pledged deposits, an $1.1 million increase in advance on purchases for our recycling production, an $1.1 million increase in bank acceptance notes receivable, and $1.0 million increase in prepayment and other current assets, offset by a $7.6 million decrease in accounts receivable.

We have a capital lease obligation of $1.34 million (net of current maturities) with current maturities of such capital lease of $3.08 million for our recycling operation, and a long-term debt of 1.0 million from our Chairman and CEO Mr. Yao.  Loans payable decreased $6.9 million, Banker’s acceptance notes payable and letters of credit increased by $5.7 million, accounts payable increased by $3.6 million, customers deposits increased $1.7 million, value added tax and other taxes payable decreased 1.2 million, and accrued expenses and other current liabilities increased $0.8 million, while inventories increased $5.4 million, accounts receivable decreased $7.6 million, pledged deposits increased $4.2 million, advances on purchases increased $1.1 million, bank acceptance notes receivable increased $1.1 million, and prepayments and other current assets increased $1.0 million at March 31, 2013 from December 31, 2012.

Our Outlook

While overall profits of China steel industry had improved over the first quarter of 2013, in the short term, the market was increasingly precarious due to excessive supply and weak domestic demand; however, in the middle and long term, we believe the low-income housing construction, on-going urbanization and increasing domestic consumption in China will continue to support the growth of the steel industry, evidencing a higher demand for our products with an associated revenue growth. We also expect our recycling business to benefit from the measures and policies to be implemented gradually by the Chinese government according to its 12th Five Year Plan (2011-2015).  Under this plan, China intends to restructure its iron and steel industry to be more energy efficient and have increased environmental protection by adopting and developing the most advanced technology in the world.

Metal Ore Trading. The metal ore prices rebounded in the fourth quarter of 2012 and began declining in the middle of first quarter of 2013. The price drop was attributed to flagging domestic demands for metal ore products amid poor economic conditions at home and abroad. We expect the metal ore market in China will continue to witness weak performances in the short term. To manage market risks, we significantly decreased new purchase of metal ore and locked sales orders for our ore inventories to be delivered in second quarter. Our trading business sales dropped drastically by 87% to $5.4 million during the first quarter of 2013 compared to $40 million in the same period in 2012.  We continued to firm our business relationship with worldwide suppliers and stabilize our supply capacity. We believe our effort to build our supply capacity will benefit us in the long term and strengthen our market position in the industry in China. Moreover, we continued to develop our new “Commodity Financing” model and expect to make some major progresses which we have obtained support from several banks.

Scrap Metal Recycling. The gross profit margin for our recycling business increased to 7% for the first quarter in 2013 compared to 2% for same period of 2012 as a result of the improvement of our recycling business operation. The net revenue generating in first quarter increased approximately 12% compared to first quarter of 2012. Through the past two years’ operation, we have achieved improved optimizing production process, cost control and management, developed and streamlined supply chain, established long term strategic partnership with key clients, obtained various qualifications and licenses, and enhanced our brand in the industry. Recently in the second quarter we have increased our production of recycled nonferrous metal scraps which is expected to further improve our recycling business profitability. We believe that we will benefit from the Chinese government's mandates to increase the use of scrap metal steel as it encourages the use of scrap as opposed to the use of iron ore to satisfy the demand for steel products per China’s Five Year Plan and related national policies.  We intend to devote a significant amount of our resources towards the improvement of our operations and if appropriate, its expansion. At the same time, we will continue to pursue our strategy to create a local network of raw material suppliers for our Facility and expand our oversea supply channels.

While we believe our business is well positioned to grow in the coming years, we are required to provide capital liquidity to support that growth. We can offer no assurances that we can acquire such capital on terms acceptable to us.

RESULTS OF OPERATIONS

The table below summarizes the consolidated operating results for the three months ended March 31, 2013 and 2012.  The percentages represent each line item as an approximate percentage of net revenues unless otherwise noted.

	For the Three Months Ended March 31,
	2013			2012			$ Change	% Change
Net revenues	$14,343,077	100%		$49,284,191	100%		$(34,941,114)	(71	) %
Cost of goods sold	13,698,412	95.5%		47,824,094	97.0%		(34,125,682)	(71	) %
Gross profit	644,665	4.5%		1,460,097	3.0%		(815,432)	(56	) %

Total operating expenses	1,695,638	11.8%		1,687,925	3.4%		7,713	0.5%
Operating income (loss)	(1,050,973)	(7.3	) %	(227,828)	(0.5	) %	(823,145)	361%

Net Revenues

Net revenues of $14.3 million for the first quarter of 2013 significantly decreased by $35.0 million compared to the same period in 2012, primarily due to a decrease of $35.0 million in the sales of iron ore and a decrease of $2.1 million in the sales of Chrome ore, partially offset by an increase of $1.4 million in the sales of manganese ore and an increase of $1.0 million in the sales of scrap metals.

Cost of Goods Sold

Cost of goods sold includes the cost of the products we purchase from our vendors and shipping and handling costs on shipments from such vendors. Cost of goods sold for the first quarter of 2013 was $13.7 million, representing a gross profit margin of 4.5%, compared to a gross profit margin of 3.0% in the same period in 2012. The gross profit margin of 4.5% in the first quarter of 2013 represents a compound margin for our trading and recycling businesses, which generated gross profit margins of 0.3% and 7% for the period, respectively. Our trading business and recycling business generated a gross profit margin of 3% and 2% for the same period of 2012, respectively.

Total Operating Expenses

Operating expenses for the first quarter of 2013 remained at approximately $1.7 million compared to the same period in 2012, resulted from an increase of $0.08 million in professional fees and  an increase of $0.1 million in general and administrative expenses.  Such decrease was partially offset by a decrease of $0.1 million in selling expenses and a decrease of $0.074 million in operating cost of idle manufacturing facility.

General and administrative expenses include salaries and office expenses. Our general and administrative costs increased by $0.1 million, or 11%, for the first quarter of 2013 as compared to the same period in 2012 primarily due to an increase of $0.23 million  stock based recycling facility leasing fee adjustment resulted from termination of the leasing agreement and an increase of leasing fee $0.047 million. These increases were partially offset by a decrease of $0.14million in general and administrative expenses of our recycling facilities, a decrease of $0.072million in stock based compensation to employees and a decrease in Written off uncollectible prepayments of $0.072million.

Professional fees include legal, accounting, SEC filing consultant, investor relation and public relation consultant fees. Our professional fees increased by $0.08 million, or 71% in the first quarter compared to same period of 2012 primarily due to an increase of legal fees of $0.041million primarily associated with our fund raising in the first quarter, an increase of stock based legal fees of $0.028million for China legal counsel fee, and an increase of stock based fee of $0.018 million for investor relation consulting services. .

Operating costs of idle facility decreased by approximately $0.074 million to $0.42million for the first quarter of 2013 compared to same period of 2012, mainly due to increased production. The costs were mainly depreciation expenses of idle manufacturing facilities due to under utilization of the production facility in the periods.

Selling expenses include commissions, salaries, and travel for our sales agents.  Selling expenses as a percentage of net revenues were 0.2% for the first quarter of 2013 as compared to 0.3%for the first quarter of 2012.  Selling expenses decreased by $0.1 million mainly due to decreases in sales of metal ore trading business for the first quarter of 2013 as compared to the same period of 2012.

Total Other (Income) Expense

Total other expense of $0.047 million for the first quarter of 2013 decreased $1.3 million from the comparable period in 2012, during which we had total other expense of $1.34 million.  The decrease in total other expense was primarily due to a decrease of $0.62 million in change in fair value of derivative liability, a decrease of $0.387million in impairment other than temporary-marketable securities from our investment in Apollo minerals, a decrease of $0.196 million  in other expense,  a decrease of $0.057million in interest expense, and a decrease of $ 0.036 million in foreign currency transaction (gain) loss – marketable securities. The $0.62 million decrease in change in fair value of derivative liability was primarily resulted from reclassification of warrants issued in 2008 to reflect the re-instatement of the derivative feature.

Income Tax Expense

Income tax refund of $8,510 for the first quarter of 2013 were decreased by $.096 million, compared to the same period in 2012, primarily due to a decrease in net income tax accrual for income taxes on the operations of our Hong Kong subsidiary during 2013 (using an effective tax rate of 16.5%).

Net Income (Loss)

Net income (loss) of ($1.08 million) for the first quarter of 2013 and the loss decreased by $0.6 million, compared to net loss of ($1.66 million) for the same period in 2012, primarily due to a significant decrease of $1.3 million in total other expense, partial offset by a decrease of $0.8 million of gross profit resulted from decline in trading business during the first quarter.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate adequate amounts of cash to meet its cash needs.

At March 31, 2013 and December 31, 2012, we had cash and cash equivalents of approximately $ 1.3 million.  At March 31, 2013, our working capital was $1.4 million as compared to $0.3 million at December 31, 2012.

As of March 31, 2013, we had invested a total of approximately $50 million for the acquisition of land use rights, construction and equipment purchases for the facilities we operate. We expect to expand the production capacity at the facilities in the future and to build or acquire additional facilities in the future, depending on market conditions.  We have not set a timeframe for this expansion.

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

In addition, we need to continue to fund future capital expenditures for our existing operations, to service our debt and to purchase the raw materials required in our recycling operations.  We have historically financed our cash needs primarily through the sales of our common stock and warrants, internally generated funds and debt financing.  We collect cash from our customers based on our sales to them and their respective payment terms.

On January 28, 2013, we sold 3,242,712 shares of our common stock at a price of $0.50 per share in a registered direct public offering.  We received proceeds of $1,621,356. We plan to use the proceeds as general working capital.

On March 29, 2013, we signed a promissory note with Mr. Yao, our Chairman and CEO. The promissory note is in the amount of $1 million with one year term at interest rate of 8% per annum simple interest and principal and interest are due at maturity. The use of proceeds received from the note is to supplement our general working capital.

We expect to receive sufficient working capital for our operations for at least the next 12 months.  We have bank facilities which provide for cash borrowings or the issuance of commercial letters of credit that we require in our metal ore trading business in the aggregate amount of $57 million.  Approximately $37 million was available under these facilities at March 31, 2013. Currently an additional $20 million bank facility’s renewal is in process.

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

On November 13, 2012, Armco HK entered into Amendment No. 3 to the March 25, 2009 uncommitted Trade Finance Facility with RZB Austria Finance (Hong Kong) Limited.  The amendment provides for the issuance of $15,000,000 of commercial letters of credit in connection with the purchase of metal ore, an increase of $5,000,000 over the amounts provided for in the March 25, 2010 facility.  The Company pays interest at 200 basis points per annum plus the lender’s cost of funds per annum on issued letters of credit in addition to fees upon issuance of the letter of credit of 1/16% for issuance commissions, negotiation commissions, commission-in-lieu and collection commissions.  Amounts advanced under this facility are repaid from the proceeds of the sale of metal ore.  The lender may, however, terminate the facility at any time or at its sole discretion upon the occurrence of any event which causes a material market disruption in respect of unusual movement in the level of funding costs to the lender or the unusual loss of liquidity in the funding market. The lender has the sole discretion to decide whether or not such event has occurred.  The facility is secured by restricted cash deposits held by the lender, the personal guarantee of Mr. Kexuan Yao, the Company’s guarantee, and a security interest in the contract for the purchase of the ore for which the letter of credit has been issued and the contract for the sale of the ore. At March 31, 2013, no balance was outstanding under this facility.

On December 18, 2012, Henan Armco obtained a RMB 11,000,000 (approximately $1.75 million) line of credit from China ICBC for issuance of letters of credit to finance the purchase of metal ore and scrap metal expiring July 8, 2013. At March 31, 2013, the balance outstanding under this facility was approximately $1.87 million.

On June 18, 2012, Henan Armco obtained a RMB 40,000,000 (approximately $6.4 million) line of credit from China Citic Bank, Zhengzhou Branch, for issuance of letters of credit to finance the purchase of metal ore and scrap metal expiring one (1) year from the date of issuance. The facility is guaranteed by Renewable Metals and Mr. Kexuan Yao, the Company’s Chairman, President and Chief Executive Officer. At March 31, 2013, no balance was outstanding under this facility.

On September 19, 2012, Henan Armco obtained a RMB 78,000,000 (approximately $12.4 million) line of credit from Guangdong Development Bank Zhengzhou Branch for issuance of letters of credit to finance the purchase of metal ore.  The Company pays interest at 120% of the applicable base rate for lending published by the People’s Bank of China (“PBC”) at the time the loan is made on issued letters of credit.  The facility is secured by the guarantee provided by Mr. Kexuan Yao and Renewable Metals jointly and the pledge of movable assets provided by the borrower. Amounts advanced under this line of credit are repaid from the proceeds of the sale of metal ore. At March 31, 2013, the balance outstanding under this facility was $0.6 million.

On March 15, 2013, Renewable Metals entered into a line of credit facility in the amount of RMB50, 000,000 (approximately $8.0 million) from Bank of China, Lianyungang Branch for the purchase of raw materials. The facility is expiring December 27, 2015 with interest at 7.872% per annum. The facility is secured by Renewable metals properties and guaranteed by Mr. Kexuan Yao, Ms. Yi Chu, and Henan Armco, respectively. At March 31, 2013, the balance outstanding under this facility was $8.0 million.

On July 24, 2012, Renewable Metals entered into a line of credit facility in the amount of RMB 15,000,000 (approximately $2.4 million) from Shanghai Pudong Development Bank for the purchase of raw materials. The term of the facility is 12 months with interest at 120% of the applicable base rate for lending published by the People’s Bank of China (“PBOC”) at the time the loan is drawn down per annum. The facility is secured by Armco machinery’s land use right and guarantees provided Mr. Kexuan Yao, Ms. Yi Chu. At March 31, 2013, the balance outstanding under this facility was approximately $2.4 million.

On July 5, 2011, Renewable Metals obtained a RMB 72,000,000 (approximately $11.5 million) line of credit from Bank of Communications, Lianyungang Branch expiring two (2) years from the date of issuance, for issuance of letters of credit in connection with the purchase of scrap metal. The letters of credit require Renewable Metals to pledge cash deposit equal to 20% of the letter of credit for letters of credit at sight, or 30% for other domestic letters of credit and for extended domestic letters of credit, the collateral of inventory equal to 166% of the letter of credit. The facility is secured by Renewable Metals inventories and guarantee provided by Mr. Kexuan Yao, the Company’s Chairman, President and Chief Executive Officer. At March 31, 2013, the balance outstanding under this facility was $8.1 million.

Our current assets at March 31, 2013 were $44.3 million, an increase of 14% from December 31, 2012.  This overall increase reflects increases primarily in inventories of $5.4 million, pledged deposits of $4.2 million, bank acceptance notes receivable of $1.1 million, advance on purchases of $1.1 million, and prepayments and other current assets of $1.1 million. These increases were partially offset by decreases of $7.6 million in accounts receivable.

Pledged deposits at March 31, 2013 of $8.8 million represent deposits with financial institutions as collateral to letters of credit and bank acceptable notes payable we provide to suppliers for the purchase of inventories.  The amounts will be released to pay vendors upon acceptance of goods.

Marketable securities at March 31, 2013 of $1.2 million represent the estimated value of our investment in Appollo Mineral calculated at market price by using Australia quoted market prices on Apollo Minerals stock.

Bank acceptance notes receivable increased $1.1 million at March 31, 2013 from December 31, 2012 primarily attributable to the increase in scrap metals sales amount to be collected under bank acceptance notes.

Our accounts receivable decreased $7.6 million at March 31, 2013 from December 31, 2012 mainly due to the timing difference between the sales and collections of sales and our collections of scrap metals sales during the quarter.

Inventories increased $5.4 million at March 31, 2013 from December 31, 2012, primarily due to the inventories of $3.57 million of Chrome ore and the increase of scrap metal inventories for increased production. We have signed sales contract and received deposit for the sales order of the Chrome ore inventories which is expected to be delivered in the second quarter.  .

Advances on purchases increased $1.1 million at March 31, 2013 from December 31, 2012, and consisted of prepayments to vendors for merchandise and deposits on pending purchases.  These advances on purchases are customary in our business and help us secure inventory below prevailing market prices, thereby providing us with a better opportunity to increase our gross profit margins.

Our prepayments and other current assets increased $1.1 million at March 31, 2013 compared to December 31, 2012, primarily due to the increases in prepayments and deposits for our metal ore trading business and deposits related to our scrap metal recycling operations.

Our current liabilities increased $4.2 million at March 31, 2013 from December 31, 2012, which is mainly attributable to an increase in banker's acceptance notes payable and letters of credit of $5.7 million, an increase in accounts payable of $3.6 million, an increase in customer deposits of $1.7 million, accrued expenses and other current liabilities of $0.8 million, and current maturities of capital lease obligation of $0.5 million.  These increases were partially offset by decreases in loans payable of $6.9 million and value added tax and other taxes payable of $1.3 million.

Loans payable decreased $6.9 million at March 31, 2013, compared to December 31, 2012, primarily due to our repayment of short-term borrowing under our letter of credit facilities in the first quarter of 2013.   The short-term borrowing usually is used to finance the payment of our purchase and is paid when we collected the payment from our customer. We used collections of accounts receivable to repay these short-term borrowings.

Accounts payable increased $3.6 million at March 31, 2013 compared to December 31, 2012 mainly due to the new purchases we made but not yet paid during the first quarter.

Banker's acceptance notes payable and letters of credit increased $5.7 million at March 31, 2013 compared to December 31, 2012 primarily due to short-term borrowings used to purchase of scrap metals raw materials for our recycling production in the first quarter, and reflects the increase in our inventory in the current quarter.

Customer deposits increased $1.7 million at March 31, 2013, compared to December 31, 2012.  This increase is due to timing of customer orders and amounts that we require for deposits and the orders we delivered against the customer deposits.  We recognize customer deposits as revenue when the goods have been delivered and the risk of loss has transferred to the customer either at the port of origin or port of destination based on the shipping terms we agree to with our customer.

Accrued expenses and other current liabilities increased $0. 8 million at March 31, 2013 from December 31,2012.  Accrued expenses consist of accrued expenses and other payables related to shipping fees.  These expenses are due to timing differences of shipments and payments of our payables as compared to 2012.

Value added tax and other taxes payable decreased $1.3 million at March 31, 2013 from December 31, 2012 mainly due to the offset by our newly increased purchases in the first quarter of 2013.

We do not have any commitments for capital expenditures at March 31, 2013.

Statements of Cash Flows

Our cash decreased $39,665 during the first quarter of 2013 as compared to a decrease of $60,728 during the comparable period in 2012. During the current quarter we were provided $3.3 million of cash from operating activities and $1.4 million from financing activities, and we used cash of $4.2 million in investing activities. In comparable period in 2012 we were provided $28.4 million of cash from financing activities, and we used cash of $26.1 million in operating activities and $2.4 million of cash in investing activities.

Net Cash Provided by (Used in) Operating Activities

In the first quarter of 2013, net cash provided by operating activities of $3.3 million was mainly comprised inflows related to a decrease in accounts receivable of $7.6 million, an increase in accounts payable of $3.5 million, an increases in customer deposits of $1.7 million, and an increase in accrued expenses and other current liabilities of $1.0 million.  These inflows were partially offset by cash outflows associated with an increase in inventory of $5.4 million, a decrease in taxes payable of $1.3 million, an increase in advance on purchases of $1.1 million, an increase in prepayments and other current assets of $1.1 million, and an increase in bank acceptance notes receivable of $1.1 million.

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

Cash Used in Investing Activities

In the first quarter of 2013 cash used in investing activities of $4.2 million was due to payment made towards pledged deposits of $7.9 million and purchase of property and equipment of $0.98 million, offset by proceeds from release of pledged deposits of $3.8 million.

In the first quarter of 2012 cash used in investing activities of $2.4 million was due to payment made towards pledged deposits of $9.5 million and purchase of property and equipment of $1.3 million, offset by proceeds from release of pledged deposits of $8.4 million.

Cash Provided by Financing Activities

In the first quarter of 2013 cash provided by financing activities of $1.4 million consisted of proceeds from loans payable of $9.5 million and Banker's acceptance notes payable of $5.7 million, proceeds from sales of common stock $1.6 million, proceeds from related party loan of $1.0 million, and advance from Chairman and CEO of $0.19 million, which was partially offset by repayment of loans payable of $16.5 million and repayment of capital lease obligation of $.071million.

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

Contractual Obligations and Commitments.

At March 31, 2013, our long-term debt and financial obligations and commitments by due dates were as follows:

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Banker's acceptance notes payable and letters of credit (1)	14,346,281	14,346,281
Long-Term Debt Obligations(2)	1,004,128	0	1,004,128		-
Short-Term Loans Payable (3)	12,179,406	12,179,406
Capital Lease Obligations (4)	4,412,647	3,076,534	1,336,113	-	-
Operating Lease Obligations (5)	174,063	113,038	61,025	-	-
Total	32,116,525	29,715,259	2,401,266		-
(1)	See Note 10 – Banker's acceptance notes payable and letters of credit in our unaudited consolidated financial statements included in this Report.
(2)	See Note 11 – Long-Term Debt from our CEO in our unaudited consolidated financial statements included in this Report.
(3)	See Note 9 – Loans Payable in our unaudited consolidated financial statements included in this Report.
(4)	See Note 12 – Capital lease obligation in our unaudited consolidated financial statements included in this Report.
(5)	See Note 14 – Operating lease in our unaudited consolidated financial statements included in this Report.

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

Our loans payable, banker’s acceptance notes payable, capital lease obligation, and long-term debt approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to us for similar financial arrangements at March 31, 2013 and December 31, 2012.
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

Our significant estimates and assumptions include the fair value of financial instruments; allowance for doubtful accounts; normal production capacity, inventory valuation and obsolescence; the carrying value, recoverability and impairment, if any, of long-lived assets, including the values assigned to and the estimated useful lives of property, plant and equipment, and land use rights; interest rate; revenue recognized or recognizable; sales returns and allowances; valued added tax rate, expected term of share options and similar instruments, expected volatility of the entity’s shares and the method used to estimate it, expected annual rate of quarterly dividends, and risk free rate(s);  income tax rate and related income tax provision, reporting currency, functional currency of the PRC subsidiaries and foreign currency exchange rate.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, to allow timely decisions regarding required disclosure.  Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2013.  Based on that evaluation, we have identified a material weakness in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)): a lack of sufficiently qualified accounting and other finance personnel with appropriate U.S. GAAP knowledge and experience. Solely as a result of these material weaknesses, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of March 31, 2013. The general experience of our accounting and finance personnel and the qualifications of our audit committee financial expert are described in more detail below.

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

●
Chief Accountant, who has served in this role since 2009, and obtained a bachelors degree in accounting from Henan Institute of Finance in 2005.  Our Chief Accountant supervises the accounting, financial reporting and internal control functions.  Prior to joining our Company, the Chief Accountant spent eleven years as the financial manager of another PRC industrial company.

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

●
Armet Finance Manager has been responsible for the accounting and internal control functions for our Armet subsidiary since 2007, and obtained an associate degree in accounting from Suzhou University in 1996.

The above-mentioned individuals supervise an additional seven accounting staff members who are responsible for recording our business and financial transactions in our accounting records and ensure that all disbursements are properly authorized, as well as performing other tasks normally associated with accounting and financial controls.

Experience of Audit Committee Financial Expert

William Thomson, Chairman of our audit committee, serves as our audit committee financial expert. Through Mr. Thomson’s experience as a chief financial officer, audit committee member in a number of public companies, auditor for Peat Marwick Mitchell & Co. and educational background, he has acquired an understanding of U.S. GAAP and internal control over financial reporting that we believe meets the standards of an “audit committee financial expert.”

Mr. Thomson received his Bachelor of Commerce from Dalhousie University in 1961 and received his Chartered Accountant designation from the Institute of Chartered Accountants of Nova Scotia in 1963.  He was a supervising auditor at Peat Marwick Mitchell & Co. from 1961 to 1966.  Mr. Thomson served as vice president of finance for Clairtone Sound Corp. Ltd. from 1968 to 1970.  He served as a Chief Financial Officer of Gage Educational Publishing Ltd. from 1971 to 1973, of Upper Lakes Shipping Ltd. from 1973 to 1981, and of Bendinat Inc. (Spain) from 1985 to 1988.

Mr. Thomson currently serves on a director of Score Media, Inc., Asia Bio-Chem Group Co. and Chile mining Technologies, Inc., in addition to our company.  He has served on a total of 13 boards of public companies, beginning in 1983.  Of these 13 companies, Mr. Thomson has served on the audit committee for six and was the audit committee chair of each of these six companies.  He is currently the audit committee chair of each of the four boards on which he serves.

Remediation

As an effort to improve our disclosure controls and procedures and internal controls and procedures, we have engaged a consultant, who has U.S. GAAP knowledge, to assist in the preparation of our U.S. GAAP financial statements since February 2011.

During the quartered covered by this report, we did not make any meaningful progress in improving our disclosure controls and procedures and internal controls and procedures. We believe that the following measures would remediate the discussed material weaknesses:

•	hiring additional personnel with sufficient U.S. GAAP experience;
•	engaging a professional service firm that has expertise in assisting accounting matters with publicly-traded companies; and
•	providing trainings to improve understanding of U.S. GAAP of our CFO and other accounting personnel.

Management intends to implement the above measures to remediate the material weaknesses in our internal controls as soon as practicable after the Company’s financial position permits.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To the best of our knowledge, there are no material pending legal proceedings to which we are a party or of which any of our property is the subject.

Item 1A. Risk Factors

There were no material changes to the Risk Factors disclosed in “Item 1A.  Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012.  For more information concerning our risk factors, please see “Item 1A. Risk Factors” of our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits
No.	Description

4.1
Form of Amendment No.2 to Subscription Agreement and Common Stock Purchase Warrant dated January 11, 2013, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K as filed on January 17, 2013.

10.1	Form of Subscription Agreement dated as of January 28, 2013, incorporated by reference toExhibit 10.1 to the Registrant’s Current Report on Form 8-K for as filed on January 29, 2013.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
Financial statements from the quarterly report on Form 10-Q of China Armco, Inc. for the quarter ended March 31, 2013, formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements tagged as blocks of text.

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

China Armco Metals, Inc.

Date: May 15, 2013	By:	/s/ Kexuan Yao
Kexuan Yao
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: May 15, 2013	By:	/s/ Fengtao Wen
Fengtao Wen
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)