Form 10-Q
period 2013-06-30
Armco Metals Holdings, Inc.
filed 2013-08-14
CIK 1410711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________

Commission File Number: 001-34631

ARMCO METALS HOLDINGS, INC.

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

As of August 9, 2013, 23,890,538 shares of common stock of the registrant, par value $0.001, were outstanding.

TABLE OF CONTENTS

		Page No.
	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.	F-1

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	4

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	22

Item 4.	Controls and Procedures.	22

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.	24

Item 1A.	Risk Factors.	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	24

Item 3.	Defaults Upon Senior Securities.	24

Item 4.	Mine Safety Disclosures.	24

Item 5.	Other Information.	24

Item 6.	Exhibits.	25

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

●	Our dependence on our key management personnel.

●	Our potential inability to meet the filing requirements imposed by the securities laws in the United States.

●	Our ineffective internal control over financial reporting

●	The effect of changes resulting from the political and economic policies of the Chinese government on our assets and operations located in China.

●	The limitation on our ability to receive and use our revenues effectively as a result of restrictions on currency exchange in China.

●	The impact of future inflation in China on economic activities in China.

●	Our ability to enforce our rights due to policies regarding the regulation of foreign investments in China.

●

The restrictions imposed under regulations relating to offshore investment activities by Chinese residents, causing us increased administrative burdens and regulatory uncertainties, may limit or adversely affect our ability to complete any business combinations with our subsidiaries based in China.

●	Our ability to comply with the United States Foreign Corrupt Practices Act which could subject us to penalties and other adverse consequences.

●	The provisions of our articles of incorporation and by-laws that may delay or prevent a takeover may sometimes work against the best interests of our shareholders.

●	Our controlling stockholders may take actions that conflict with the interests of our shareholders.

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

OTHER PERTINENT INFORMATION

Unless otherwise set forth to the contrary, when used in this report the terms the “Company,” “we,” “us,” “ours,” and similar terms refers to Armco Metals Holdings, Inc. (formerly known as China Armco Metals, Inc.), a Nevada corporation, and our subsidiaries, the term “MT” refers to metric tons, and the term “Recycling Facility” refers to our metal recycling facility located in the Banqiao Industrial Zone, part of Lianyungang Economic Development Zone in the Jiangsu province of China.

The information which appears on our web site at www.armcometals.com is not part of this report.

Armco Metals Holdings, Inc.

June 30, 2013 and 2012

Index to the Consolidated Financial Statements

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ARMCO METALS HOLDINGS, INC

(FORMERLY CHINA ARMCO METALS, INC.)

CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$1,156,813	$1,367,171
Pledged deposits	10,209,744	4,590,829
Marketable securities	802,035	1,213,641
Bank acceptance notes receivable	1,140,647	7,926
Accounts receivable, net	9,375,065	15,699,390
Inventories	21,359,682	13,378,445
Advance on purchases	2,325,010	2,238,652
Prepayments and other current assets	1,155,975	453,299

Total Current Assets	47,524,971	38,949,353

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	44,365,365	43,319,218
Accumulated depreciation	(7,840,159)	(6,284,162)

PROPERTY, PLANT AND EQUIPMENT, net	36,525,206	37,035,056

LAND USE RIGHTS
Land use rights	6,607,726	6,473,761
Accumulated amortization	(356,848)	(260,897)

LAND USE RIGHTS, net	6,250,878	6,212,864

Total Assets	$90,301,055	$82,197,273

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Loans payable	$15,783,650	$19,109,930
Banker's acceptance notes payable and letters of credit	16,179,397	8,624,734
Current maturities of capital lease obligation	3,018,616	2,615,296
Accounts payable	5,066,255	1,141,583
Advances received from Chairman and CEO	1,440,677	-
Customer deposits	285,886	1,577,194
Corporate income tax payable	374,459	407,621
Derivative warrant liability	10,179	306,708
Value added tax and other taxes payable	1,298,091	2,504,677
Accrued expenses and other current liabilities	1,046,541	2,355,903

Total Current Liabilities	44,503,751	38,643,646

LONG-TERM LIABILITIES
Capital lease obligation, net of current maturities	1,121,395	1,749,955
Long-term debt - CEO	1,019,302	-

Total Long-Term Liabilities	2,140,697	1,749,955

Total Liabilities	46,644,448	40,393,601

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value, 74,000,000 shares authorized, 24,593,659 and 20,319,698 shares issued and outstanding, respectively	24,594	20,320
Additional paid-in capital	33,037,171	31,542,083
Retained earnings	6,614,985	6,756,699
Accumulated other comprehensive income (loss):
Change in unrealized gain on marketable securities	(411,606)	-
Foreign currency translation gain	4,391,463	3,484,570

Total Stockholders' Equity	43,656,607	41,803,672

Total Liabilities and Stockholders' Equity	$90,301,055	$82,197,273

 See accompanying notes to the consolidated financial statements.

ARMCO METALS HOLDINGS, INC

(FORMERLY CHINA ARMCO METALS, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Six Months Ended June 30, 2013	For theThree Months Ended June 30, 2013	For the Six Months Ended June 30, 2012	For the Three Months Ended June 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

NET REVENUES	$42,027,253	$27,684,176	$53,578,925	$4,294,734

COST OF GOODS SOLD
Cost of goods sold	38,549,274	24,850,862	51,393,910	3,569,816
Lower of cost or market adjustment	481,925	481,925	-	-

Total cost of goods sold	39,031,199	25,332,787	51,393,910	3,569,816

GROSS PROFIT	2,996,054	2,351,389	2,185,015	724,918

OPERATING EXPENSES:
Selling expenses	89,686	60,460	269,352	138,829
Professional fees	316,985	120,488	105,934	89,222
General and administrative expenses	1,722,671	675,977	2,184,456	1,140,990
Operating cost of idle manufacturing facility	815,639	392,418	1,061,821	564,597

Total operating expenses	2,944,981	1,249,343	3,621,563	1,933,638

INCOME(LOSS) FROM OPERATIONS	51,073	1,102,046	(1,436,548)	(1,208,720)

OTHER (INCOME) EXPENSE:
Interest income	(46,861)	(44,136)	(44,173)	(43,121)
Interest expense	1,111,683	382,311	1,211,302	424,790
Foreign currency transaction (gain) loss - marketable securities	-	-	61,995	26,442
Impairment other than temporary - marketable securities	-	-	386,941	-
Change in fair value of derivative liability	(920,338)	(304,392)	129	(420)
Loan guarantee expense	22,833	10,333	30,964	14,297
Other (income) expense	(36,218)	39,678	130,848	11,041

Total other (income) expense	131,099	83,794	1,778,006	433,029

INCOME (LOSS) BEFORE INCOME TAXES PROVISION	(80,026)	1,018,252	(3,214,554)	(1,641,749)

INCOME TAX PROVISION	61,688	70,198	151,042	63,639

INCOME (LOSS) FROM CONTINUING OPERATIONS	(141,714)	948,054	(3,365,596)	(1,705,388)

NET INCOME ( LOSS)	(141,714)	948,054	(3,365,596)	(1,705,388)

OTHER COMPREHENSIVE INCOME (LOSS):
Change in unrealized income (loss) of marketable securities	(411,606)	(417,105)	797	-
Foreign currency translation gain (loss)	906,893	1,146,411	254,736	17,270

COMPREHENSIVE INCOME (LOSS)	$353,573	$1,677,360	$(3,110,063)	$(1,688,118)

NET INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED:

Net Income (loss) per common share - basic and diluted	$(0.01)	$0.04	$(0.19)	$(0.09)

Weighted Average Common Shares Outstanding - basic and diluted	23,974,603	23,974,603	17,561,985	18,455,833

See accompanying notes to the consolidated financial statements.

ARMCO METALS HOLDINGS, INC

(FORMERLY CHINA ARMCO METALS, INC.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

For the Period Ended June 30, 2013

(Unaudited)

	Common Stock, Par Value $0.001				Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Change in Unrealized Loss on Marketable Securities	Foreign Currency Translation Gain (Loss)	Total Stockholders' Equity

Balance, December 31, 2010	14,840,948	$14,841	$28,966,596	$12,711,039	$(506,278)	$1,643,567	$42,829,765

Loan guarantee services received and shares vested from common shares issued to Chaoyang Steel on June 11, 2010 for 5 year loan guarantee services expiring June 30, 2016	33,333	33	89,633				89,666

Issuance of common stock to employees pursuant to 2009 Stock Incentive Plan for services valued at $3.38 per share granted on October 6, 2010	55,378	55	187,125				187,180

Issuance of common stock to HCI for public relation services for first quarter 2011	10,800	11	29,040				29,051

Issuance of common shares to an employee for future services	10,000	10	27,390				27,400

Issuance of common shares to an employee for future services		-	(27,400)				(27,400)

Loan guarantee services received and shares vested from common shares issued to Chaoyang Steel on June 11, 2010 for 5 year loan guarantee services expiring June 30, 2016	33,333	34	45,299				45,333

Issuance of common stock to HCI for public relation services for second quarter 2011	10,800	10	14,678				14,688

Loan guarantee services received and shares vested from common shares issued to Chaoyang Steel on June 11, 2010 for 5 year loan guarantee services expiring June 30, 2016	33,333	33	13,634				13,667

Issuance of common shares for conversion of accrued expenses-Director cash compensation	17,371	18	23,742				23,760

Issuance of common stock to HCI for public relation services for 3rd quarter 2011	10,800	10	4,418				4,428

Loan guarantee services received and shares vested from common shares issued to Chaoyang Steel on June 11, 2010 for 5 year loan guarantee services expiring June 30, 2016	33,333	34	9,366				9,400

Issuance of common stock to HCI for public relation services for 4th quarter 2011	7,200	7	2,146				2,153

Issuance of common stock to employees pursuant to 2009 Stock Incentive Plan for services valued at $0.27 per share granted on December 15, 2011	264,379	264	71,119				71,383

Issuance of common stock to Directors for 2011 services pursuant to 2009 Stock Incentive Plan for services valued at $0.27 per share granted on December 15, 2011	60,000	60	16,140				16,200

Amortization of deferred employee services			260,693				260,693

Comprehensive income (loss)
Net Loss				(3,345,004)			(3,345,004)
Change in unrealized loss on marketable securities					505,481		505,481
Foreign currency translation gain						1,577,471	1,577,471

Total comprehensive income (loss)							(1,262,052)

Appropriation to statutory reserves							-
Appropriation to employee welfare funds							-
Dividends paid							-
Dividends declared							-

Balance, December 31, 2011	15,421,008	15,421	29,733,619	9,366,035	(797)	3,221,038	42,335,316

Issuance of restricted stock to a Director for future services valued at $0.28 per share granted on December 20, 2011	50,000	50	13,950				14,000

Issuance of restricted stock to a Director for future services valued at $0.28 per share granted on December 20, 2011			(14,000)				(14,000)

Loan guarantee services received and quarterly shares vested from common shares issued to Chaoyang Steel on June 11, 2010 for 5 year loan guarantee services expiring June 30, 2016	33,333	33	16,634				16,667

Issuance of restricted stock to a Director pursuant to the 2009 Stock Incentive Plan for future services valued at $0.2851 per share granted on December 19, 2011	6,250	6	1,776				1,782

Issuance of restricted stock to a Director pursuant to the 2009 Stock Incentive Plan for future services valued at $0.2851 per share granted on December 19, 2011			(1,782)				(1,782)

Issuance of restricted stock to a Director pursuant to the 2009 Stock Incentive Plan for future services valuedat $0.28 per share granted on December 20, 2011							-

Issuance of restricted stock to a Director pursuant to the 2009 Stock Incentive Plan for future services valued at $0.28 per share granted on December 20, 2011							-

Issuance of common stock to employees pursuant to the 2009 Stock Incentive Plan for services valued at $0.57 per share granted on February 6, 2012	57,743	58	33,260				33,318

Issuance of restricted stock to CEO pursuant to an employment agreement for future services valued at $0.499 per share granted on February 8, 2012	1,500,000	1,500	747,000				748,500

Issuance of restricted stock to CEO pursuant to the 2009 Stock Incentive Plan for future services valued at $0.499 per share granted on February 8, 2012			(748,500)				(748,500)

Loan guarantee services received and quarterly shares vested from common shares issued to Chaoyang Steel on June 11, 2010 for 5 year loan guarantee services expiring June 30, 2016	33,333	34	14,263				14,297

Issuance of common shares for legal services to All Bright for service so one year starting from April 1, 2012	75,000	75	32,093				32,168

Cancellation of restricted stock to a Director for future services valued at $0.28 per share granted on December 20, 2011 on May 4, 2012	(50,000)	(50)	(13,950)				(14,000)

Cancellation of restricted stock to a Director for future services valued at $0.28 per share granted on December 20, 2011 on May 4, 2012			14,000				14,000

Issuance of restricted stock to a Director for future services valued at $0.69 per share granted on May 4, 2012	50,000	50	34,450				34,500

Issuance of restricted stock to a Director for future services valued at $0.69 per share granted on May 4, 2012			(34,500)				(34,500)

Loan guarantee services received and quarterly shares vested from common shares issued to Chaoyang Steel on June 11, 2010 for 5 year loan guarantee services expiring June 30, 2016	33,333	34	12,616				12,650

Issuance of common shares for legal services to All Bright for service of one year starting from Apirl 1, 2012	75,000	75	28,388				28,463

Facilities leasing services received and quarterly shares vested from common shares Issued to Hebang on June 24, 2012 for 2 years facilities leasing expiring June 23, 2014	125,000	125	47,313				47,438

Issuance of common stock to employees pursuant to the 2009 Stock Incentive Plan for the first half year of 2012; services valued at $0.33 per share on the grant date on July 30, 2012	561,640	561	184,780				185,341

Issuance of common stock to employees pursuant to the 2009 Stock Incentive Plan for the 3rd quarter of 2012; services valued at $0.33 per share on the grant date on July 30, 2012	400,000	400	131,600				132,000

Issuance of common stock to employees pursuant to the 2009 Stock Incentive Plan for the 4th quarter of 2012; services valued at $0.35 per share on the grant date on November 12, 2012	980,991	981	342,366				343,347

Issuance of common stock to CEO in conversion of his advance to Company to shares	717,067	717	353,036				353,753

Loan guarantee services received and quarterly shares vested from common shares issued to Chaoyang Steel on June 11, 2010 for 5 year loan guarantee services expiring June 30, 2016	33,333	34	16,096				16,130

Issuance of common shares for legal services to All Bright for service of one year starting from Apirl 1, 2012	75,000	75	36,218				36,293

Facilities leasing services received and quarterly shares vested from common shares Issued to Hebang on June 24, 2012 for 2 years facilities leasing expiring June 23, 2014	125,000	125	60,363				60,488

Issuance of common shares for consulting services to Broad Max Holding for service of one year starting from December 1, 2012	16,667	16	8,049				8,065

Amortization of deferred employee services			492,946				492,946

Comprehensive income (loss)
Net Loss				(2,609,336)			(2,609,336)
Change in unrealized loss on marketable securities					797		797
Foreign currency translation gain						263,532	263,532

Total comprehensive income (loss)							(2,345,007)

Balance, December 31, 2012	20,319,698	20,320	31,542,083	6,756,699	-	3,484,570	41,803,672

Issuance of common shares at $0.50 per share for cash	3,242,712	3,243	1,618,113				1,621,356

Reclassification of the fair value of warrants to purchase 1,031,715 common shares at January 11, 2013 from additional paid-in capital to derivative liability to reflect the re-instatement of the derivative feature			(623,809)				(623,809)

Loan guarantee services received and quarterly shares vested from common shares issued to Chaoyang Steel on June 11, 2010 for 5 year loan guarantee services expiring June 30, 2016	33,333	33	12,467				12,500

Issuance of common shares for legal services to All Bright for service of one year starting from Apirl 1, 2012	75,000	75	28,050				28,125

Facilities leasing services received and quarterly shares vested from common shares Issued to Hebang on June 24, 2012 for 2 years facilities leasing termindated on 3/31/2013	750,000	750	280,500				281,250

Issuance of common shares for consulting services to Broad Max Holding for service of one year starting from December 1, 2012	50,000	50	18,700				18,750

Loan guarantee services received and quarterly shares vested from common shares issued to Chaoyang Steel on June 11, 2010 for 5 year loan guarantee services expiring June 30, 2016	33,333	33	10,300				10,333

Issuance of common shares for consulting services to Broad Max Holding for service of one year starting from December 1, 2012	33,333	34	10,299				10,333

Issuance of restricted stock to a Director for future services valued at $0.389 per share granted on May 3, 2013	50,000	50	19,400				19,450

Issuance of restricted stock to a Director for future services valued at $0.389 per share granted on May 3, 2013			(19,450)				(19,450)

Issuance of restricted stock to a Director pursuant to the 2009 Stock Incentive Plan for future services valued at $0.3301 per share granted on May 2, 2013	6,250	6	2,057				2,063

Issuance of restricted stock to a Director pursuant to the 2009 Stock Incentive Plan for future services valued at $0.3301 per share granted on May 2, 2013			(2,063)				(2,063)

Amortization of deferred employee services			140,524				140,524

Comprehensive income (loss)
Net Loss				(141,714)			(141,714)
Change in unrealized loss on marketable securities					(411,606)		(411,606)
Foreign currency translation gain						906,893	906,893

Total comprehensive income (loss)							353,573

Balance, June 30, 2013	24,593,659	$24,594	$33,037,171	$6,614,985	$(411,606)	$4,391,463	$43,656,607

 See accompanying notes to the consolidated financial statements.

ARMCO METALS HOLDINGS, INC
(FORMERLY CHINA ARMCO METALS, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months	For the Six Months
	Ended	Ended
	June 30, 2013	June 30, 2012
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(141,714)	$(3,365,596)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation expense	1,432,247	1,417,754
Amortization expense	90,552	24,861
Change in fair value of derivative liability	(920,338)	129
(Gain) loss from foreign currency exchange rate change on marketable securities	-	61,995
Impairment other than temporary - marketable securities	-	386,941
Stock based compensation	501,815	506,926
Changes in operating assets and liabilities:	-
Bank acceptance notes receivable	(1,132,558)	-
Accounts receivable	6,640,189	(29,284)
Inventories	(7,689,157)	19,814,593
Advance on purchases	(40,034)	(814,011)
Prepayments and other current assets	(761,181)	-
Bank acceptance notes payable	-	580,859
Accounts payable	3,883,794	(17,569,656)
Customer deposits	(1,323,944)	(5,152,574)
Taxes payable	(1,291,579)	297,140
Advance for Stock Subscription	(80,000)	-
Accrued expenses and other current liabilities	(1,246,756)	(1,112,164)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(2,078,664)	(4,952,087)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from release of pledged deposits	5,517,104	12,163,902
Payment made towards pledged deposits	(11,041,193)	(13,665,517)
(Purchase) disposal of property, plant and equipment	(165,656)	(1,343,721)

NET CASH USED IN INVESTING ACTIVITIES	(5,689,745)	(2,845,336)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	20,909,692	51,324,318
Repayment of loans payable	(24,503,446)	(45,456,352)
Banker's acceptance notes payable	7,376,187	3,167,414
Repayment of capital lease obligation	(315,572)	(1,073,817)
Advances from (repayment to) Chairman and CEO	2,153,815	(306,762)
Proceeds from Related Party Loan	1,019,302	-
Proceeds from sales of common stock	1,621,356	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	8,261,334	7,654,801

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(703,283)	(20,794)

NET CHANGE IN CASH	(210,358)	(163,417)

Cash at beginning of the period	1,367,171	1,042,591

Cash at end of the period	$1,156,813	$879,174
	-
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$1,211,724	$1,256,282
Income tax paid	$7,157	$-

NON CASH FINANCING AND INVESTING ACTIVITIES:
Accrued director cash compensation paid in common shares in lieu of cash	$-	$-
Accrued compensation paid in common shares in lieu of cash	$-	$-
Advance payments used towards construction in progress and land use rights	$-	$-
Common shares issued for conversion of advances from Chairmand and CEO	$-	$-

See accompanying notes to the consolidated financial statements.

Armco Metals Holdings, Inc.

(Formerly China Armco Metals, Inc.)

June 30, 2013 and 2012

Notes to the Consolidated Financial Statements

(Unaudited)

Note 1 – Organization and Operations

Armco Metals Holdings, Inc. (formerly China Armco Metals, Inc. and Cox Distributing, Inc.)

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

On June 27, 2008, Cox Distributing amended its Articles of Incorporation, and changed its name to China Armco Metals, Inc. (“Armco Metals” ) upon the acquisition of Armco Metals International Limited (formerly “Armco & Metawise (H.K) Limited” or “Armco HK”) and Subsidiaries to better identify the Company with the business conducted, through its wholly owned subsidiaries in China, import, export and distribution of ferrous and non-ferrous ores and metals, and processing and distribution of scrap steel.

On July 3, 2013, the Company changed its name from “China Armco Metals, Inc.” to “Armco Metals Holdings, Inc.”(“Armco Metals Holdings” or the “Company”).

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

The Company’s loans payable, banker’s acceptance notes payable, capital lease obligation, and long-term debt approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2012 and December 31, 2012.

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

Leasehold improvements

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

The Company did not employ foreign currency forward contracts to convert unforeseeable foreign currency exchange rates to fixed foreign currency exchange rates for the interim period ended June 30, 2013 or 2012.

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

●

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

●

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

●

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

●

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended June 30, 2013 or 2012.

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

	June 30, 2013	December 31, 2012	June 30, 2012	December 31, 2011

Balance sheets	6.1807	6.3086	6.3143	6.3585

Statements of operations and comprehensive income (loss)	6.2437	6.3116	6.3141	6.4640

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

The following table shows the potentially outstanding dilutive common shares excluded from the diluted net income (loss) per common share calculation as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares

	For the Interim Period Ended June 30, 2013	For the Interim Period Ended June 30, 2012

Stock Option Shares

An option issued on October 5, 2010 to an employee to purchase 40,000 common shares exercisable at $5.00 per share expiring five (5) years from the date of issuance	40,000	40,000

Sub-total: Stock option shares	40,000	40,000

Warrant Shares

Warrants issued on August 1, 2008 remaining outstanding and unexercised in connection with the Company’s August 1, 2008 equity financing at $0.50 per share expiring five (5) years from date of original issuance, as amended on January 11, 2013	12,180,210	1,218,021

Warrants issued on April 20, 2010 in connection with the Company’s April 20, 2010 equity financing inclusive of warrants to purchase 1,538,464 shares to the investors and warrants to purchase 76,923 shares to the placement agent at $7.50 per share expiring five (5) years from date of issuance	1,615,387	1,615,387

Sub-total: Warrant shares	13,795,597	2,833,408

Total potentially outstanding dilutive common shares	13,835,597	2,873,408

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

Recently Issued Accounting Pronouncements

In January 2013, the FASB issued ASU No. 2013-01, "Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities". This ASU clarifies that the scope of ASU No. 2011-11, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities." applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013.

In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." The ASU adds new disclosure requirements for items reclassified out of accumulated other comprehensive income by component and their corresponding effect on net income. The ASU is effective for public entities for fiscal years beginning after December 15, 2013.

In February 2013, the Financial Accounting Standards Board, or FASB, issued ASU No. 2013-04, "Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date." This ASU addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several arrangements including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The ASU is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In March 2013, the FASB issued ASU No. 2013-05, "Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." This ASU addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The guidance outlines the events when cumulative translation adjustments should be released into net income and is intended by FASB to eliminate some disparity in current accounting practice. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In March 2013, the FASB issued ASU 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting.” The amendments require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). If a plan for liquidation was specified in the entity’s governing documents from the entity’s inception (for example, limited-life entities), the entity should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified at the entity’s inception. The amendments require financial statements prepared using the liquidation basis of accounting to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The entity should include in its presentation of assets any items it had not previously recognized under U.S. GAAP but that it expects to either sell in liquidation or use in settling liabilities (for example, trademarks). The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the financial statements.

Note 3 – Pledged Deposits

Pledged deposits consist of amounts held in financial institutions for (i) outstanding letters of credit and (ii) open banker’s acceptance notes payable maturing between three (3) to nine (9) months from the date of issuance.

Pledged deposits consisted of the following:

	June 30, 2013	December 31, 2012

Armco HK

Letters of credit	$7,666	$8,442

Sub-total – Armco HK	7,666	8,442

Renewable Metals

Bank acceptance notes payable (i)	5,343,866	475,541

Letters of credit (ii)	3,397,674	2,445,676

Deposit for capital lease obligation (iii)	485,382	475,541

Sub-total – Renewable Metals	9,226,922	3,396,758

Henan Armco

Letters of credit (iv)	624,872	1,185,629

Sub-total – Henan Armco	624,872	1,185,629

Armco Shanghai

Letter of Credit (v)	350,284	-

Sub-total – Armco Shanghai	350,284	-

	$10,209,744	$4,590,829

(i)	$5,343,866 is to be released to the Company when the related banker’s acceptance notes payable mature ranging from August 28, 2013 through December 17, 2013.

(ii)	$ 3,397,674 is to be released to the Company for payment toward fulfilled letters of credit when those letters of credit mature in August 2013.

(iii)	$485,382 is to be released to the Company as part of the payment towards capital lease installment payment when the capital lease agreement matures on December 15, 2014.

(iv)

$9,426 was released to the Company as part of the payment toward fulfilled letters of credit t when those letters of credit matured and the remaining balance is to be released when letters of credit mature on August 15, 2013.

(v)

$350,284 was released to the Company as part of the payment toward fulfilled letters of credit t when those letters of credit matured and the remaining balance is to be released when letters of credit mature on August 9, 2013.

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

At December 31, 2012, the estimated fair value of the investment in Apollo Minerals was approximately ($2.18) million less than its original cost based on most recent PPM price of AUD0.04 per common share; whereby Apollo Minerals sold 89,550,000 common shares for AUD3,600,000 on May 8, 2012. Even though the Company intends to hold these shares, the management of the Company concluded that the decline in the fair value was other than temporary and recorded the unrealized loss of marketable securities to (i) impairment – other than temporary of ($0.38) million in other income (loss) and (ii) foreign currency transaction loss in other income (loss) in the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2012.

As of June 30, 2013, the Company’s available for sale marketable securities were marked to market to its fair value of $802,035 and reported a $411,606 change in unrealized loss on marketable securities as other comprehensive income (loss) in its Stockholders’ Equity.

The table below provides a summary of the changes in the fair value of marketable securities, available for sale measured at fair value on a recurring basis using Level 1 of the fair value hierarchy to measure the fair value.

		Fair Value Measurement Using Level 1 Inputs
	Original cost	Impairment – Other Than Temporary	Accumulated Foreign Currency Transaction Gain (Loss)	Other Comprehensive Income (Loss) - Change in Unrealized Loss	Fair Value

Balance, December 31, 2011	$3,396,658	$(1,980,000)	$220,881	$(797)	$1,636,742

Purchases, issuances and settlements

Total gains or losses (realized/unrealized) included in:

Net Loss: Impairment – other than temporary		(386,941)			(386,941)

Net Loss: Gain (loss) on foreign currency rate change			(36,957)	-	(36,957)

Other comprehensive income (loss): Changes in unrealized loss			-	797	797

Balance, December 31, 2012	3,396,658	(2,366,941)	183,924	(-)	1,213,641

Purchases, issuances and settlements

Total gains or losses (realized/unrealized) included in:

Net Loss: Impairment – other than temporary		-			-

Net Loss: Gain (loss) on foreign currency rate change			-	-	-

Other comprehensive income (loss): Changes in unrealized loss			-	(411,606)	(411,606)

Balance, June 30, 2013	$3,396,658	$(2,366,941)	$183,924	$(411,606)	$802,035

Note 5 – Accounts Receivable

Accounts receivable consisted of the following:

	June 30, 2013		December 31, 2012

Accounts receivable	$9,375,065	*	$15,742,540

Allowance for doubtful accounts	(-)		(43,150)

	$9,375,065		$15,699,390

*

The Company collected all of accounts receivable balance through August 12, 2013, and the remaining balance of the accounts receivable is within the normal credit terms granted to the customers and expected to be collected when due.

Note 6 – Inventories

Inventories consisted of the following:

	June 30, 2013		December 31, 2012

Raw materials – scrap metal	$6,103,542	*	$5,371,867

Finished goods – processed scrap metal	13,503,819	*	2,517,948

Purchased merchandise for resale	1,752,321		5,488,630

	$21,359,682		$13,378,445

*

Renewable Metals raw materials and finished goods are collateralized for loans from the Bank of Communications Limited Lianyungang Branch. Raw materials consisted of scrap metals to be processed and finished goods were comprised of all of the processed scrap metal at Renewable Metals. Due to the short duration time for the processing of its scrap metal, there was no material work-in-process inventory at June 30, 2013 or December 31, 2012.

Slow-Moving or Obsolescence Markdowns

The Company recorded no inventory obsolescence adjustments for the interim period ended June 30, 2013 or 2012.

Lower of Cost or Market Adjustments

There was $486,837 and nil of lower of cost or market adjustments for the interim period ended June 30, 2013 or 2012.

Note 7 – Property, Plant and Equipment

Property, plant and equipment, stated at cost, less accumulated depreciation consisted of the following:

	Estimated Useful Life (Years)			June 30, 2013	December 31, 2012

Buildings and leasehold improvements (i)	20			$24,777,230	$24,175,794

Construction in progress				4,654,709	4,560,340

Machinery and equipment	7			12,448,492	12,193,408

Vehicles	5			2,136,863	2,048,305

Office equipment	5	-	8	348,071	341,371

				44,365,365	43,319,218

Less accumulated depreciation (ii)				(7,840,159)	(6,284,162)

				$36,525,206	$37,035,056

(i)     Capitalized Interest

The Company did not capitalize any of interest to fixed assets for the interim period ended June 30, 2013 or 2012.

(ii)     Depreciation and Amortization Expense

Depreciation and amortization expense for the interim period ended June 30, 2013 and 2012 was $1,432,247 and $1,417,754, respectively.

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

Lianyungang Armco

On September 2, 2010, the Company entered into an agreement with the Chinese government, whereby the Company made a deposit of RMB 8,160,000 in aggregate towards the acquisition of the right to use 199,999 square meters of land for RMB 40,800,000. On April 13, 2011, the Company paid an additional RMB16,320,000 to acquire the temporary land use right to use 100,045 square meters of land and obtained the related certificate of the land use right (Certificate No. (L) LUR (2011) Y003218) expiring September 9, 2060 on October 25, 2011and on July 19, 2012 the Company acquire the formal land certificate of the land use right (Certificate No.: (L) LUR (2012) LY 002394). The Company expended an additional RMB 900,067 in aggregate in land survey, transfer agent fees and land use right transfer tax in connection with the acquisition of the land use right. In addition, Lianyungang Armco expended an additional RMB 20, 674,830 to level the land as of December 31, 2011, which was recorded as construction in progress included in consolidated balance sheets. The purchase price and related acquisition costs shall be amortized over the term of the right of approximately fifty (50) years when the land is ready to use in the intended purpose.

The Company needs to pay an additional RMB16,320,000 (equivalent to $2,640,478 at June 30, 2013 exchange rate) to acquire the land use right to use the remaining 100,045 square meters of land.

The short term plan for this parcel of land is for warehouse of raw materials and products when Renewable Metals’ space becomes scarce for future expansion and the long term plan for the land is to construct automobile dismantling production line or build a scrap metal trading market center, depending on the Company’s progress on obtaining necessary license and permits and market conditions.

Land use rights, stated at cost, less accumulated amortization consisted of the following:

	June 30, 2013	December 31, 2012

Renewable Metals

Land use right	$2,501,384	$2,450,671

Accumulated amortization	(291,694)	(260,897)

	2,209,690	2,189,774

Lianyungang Armco

Land use right	4,106,342	4,023,090

Accumulated amortization	(65,154)	(-)

	4,041,188	4,023,090

Total

Land use right	6,607,726	6,473,761

Accumulated amortization	(356,848)	(260,897)

	$6,250,878	$6,212,864

(i)     Amortization Expense

Amortization expense for the interim period ended June 30, 2013 and 2012 was $90,552 and $24,861, respectively.

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

Note 9 – Loans Payable

Loans payable consisted of the following:

	June 30, 2013	December 31, 2012

Armco HK

Loan payable to RZB Austria Finance (Hong Kong) Limited, collateralized by certain of the Company’s inventory, guaranteed by the Company’s Chairman and Chief Executive Officer, with interest at the bank’s cost of funds plus 200 basis points per annum, with principal and interest due and $435,552 was repaid on January 7, 2013 and remaining balance was repaid on March 21, 2013.	-	$585,113

Loan payables to DBS, collateralized by certain of the Company’s inventory, guaranteed by the Company’s Chairman and Chief Executive Officer, with interest at an average of 3.23% per annum, and are due from August 18, 2013 through August 26, 2013.	505,447	5,599,314

Sub-total - Armco HK	505,447	6,184,427

Renewable Metals

Loan payable to Bank of Communications, Lianyungang Branch, under trade credit facilities, collateralized by Renewable Metals inventories and guaranteed by the Company’s Chairman and Chief Executive Officer, with interest at 120% of the bank’s benchmark rate per annum (average 7.2%), $1,294,352 was repaid in August 2013, and the remaining balance is due December 5, 2013	3,235,879	4,755,413

Loan payable to Bank of China, Lianyungang Branch, under trade credit facilities, guaranteed by the Company’s Chairman and Chief Executive Officer, with interest at 7.39% per annum payable monthly, and are due from March 25, 2014 through May 21, 2014.	8,089,699	7,925,689

Sub-total – Renewable Metals	11,325,578	12,681,102

Henan Armco

Loan payable to Guangdong Development Bank Zhengzhou Branch, collateralized by certain of Henan’s inventory, with interest at 6.5% per annum, payable monthly; 67,115 was repaid in July 2013and the remaining balance is due from September 6, 2013 through October 25, 2013.	1,185,208	244,401

Loan Payable to Guanhutun Credit Union, collateralized by Henan’s building and leasehold improvement, with interest at 9.6% per annum, and is due on February 20, 2014	161,794	-

Loan Payable to Industrial and Commercial Bank of China, collateralized by certain of Henan’s inventory, with interest at 6.5% per annum, whole balance was repaid on July 18, 2013	1,447,338		-

Temporary Short Term Loan, with no interest-bearing, and is due upon demand.	808,970	-

Sub-total – Henan Armco	3,603,310	244,401

Armco Shanghai

Loan Payable to Merchants Bank of China, was repaid on August 9, 2013	349,315	-

Sub-total – Armco Shanghai	349,315	-

	$15,783,650	$19,109,930

Note 10 – Banker’s Acceptance Notes Payable and Letters of Credit

Banker’s acceptance notes payable consisted of the following:

	June 30, 2013	December 31, 2012

Renewable Metals

Banker’s acceptance notes payable maturing from August 28, 2013 through December 17, 2013	$7,442,523	$3,867,736

Letters of credit maturing on from August 15, 2013 through August 18, 2013, $4,853,819 was repaid on July 28, 2013	8,736,874	4,755,413

Henan Armco

Banker’s acceptance notes payable maturing June 27, 2013	-	1,585

	$16,179,397	$8,624,734

Note 11 – Related Party Transactions

Advances from Stockholder

From time to time, the Chairman, CEO and significant stockholder of the Company advances funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand. As of June 30, 2013 and December 31, 2012, the advance balance was $1,440,677 and $nil, respectively.

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

Operating Lease from Chairman, CEO and Stockholder

On January 1, 2006, Henan entered into a non-cancellable operating lease for its 176.37 square meters commercial office space in the City of Zhengzhou, Henan Province, PRC from the Chairman, Chief Executive Officer and significant stockholder of the Company for RMB10,000 per month, which expired on December 31, 2008 and has been extended through December 31, 2013.  Total lease payments for the interim period ended June 30, 2013 and 2012 amounted to RMB 60,000 (equivalent to $9,708 and $9,503).

Note 12 – Capital Lease Obligation

Capital lease obligation consisted of the following:

	June 30, 2013	December 31, 2012

Renewable Metals

(i) Capital lease obligation to a financing company for a term of three (3) years, collateralized by certain of Renewable Metals machinery and equipment, with interest at 11.8% per annum, with principal and interest due and payable in monthly installments of RMB 497,897 on the 23rd of each month.	$467,431	$819,659

Less current maturities	(467,431)	(819,659)

Capital lease obligation, net of current maturities	-	-

(ii) Capital lease obligation to a financing company for a term of three (3) years, collateralized by certain of Renewable Metals machinery and equipment, with interest at 11.0% per annum, with principal and interest due and payable in quarterly installments of RMB3,609,102 on the 15th of each quarter.	3,672,580	3,545,592

Less current maturities	(2,551,185)	(1,795,637)

Capital lease obligation, net of current maturities	1,121,395	1,749,955

Total capital lease obligation	4,140,011	4,365,251

Less current maturities	(3,018,616)	(2,615,296)

TOTAL CAPITAL LEASE OBLIGATION, net of current maturities	$1,121,395	$1,749,955

The future minimum payments under this capital lease obligation at June 30, 2013 were as follows:

Year ending December 31:

2013 (remainder)	2,235,368

2014	2,335,724

Total capital lease obligation payments	4,571,092

Less amounts representing interest	(431,081)

Present value of total future capital lease obligation payments	$4,140,011

Less current maturities of capital lease obligation	(3,018,616)

Capital lease obligation, net of current maturities	$1,121,395

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

(a)

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

●	The Holder would exercise the warrant at maturity if the stock price was above the exercise price;

●	Reset events projected to occur are based on no future projected capital needs;

●	The Holder would exercise the warrant as they become exercisable at target prices of $7.50 for the 2008 Offering, and lowering such target as the warrants approached maturity;

●	The probability weighted cash flows are discounted using the risk free interest rates.

●	The risk-free interest rate is based on a yield curve of U.S treasury interest rates on the date of valuation based on the contractual life of the warrants

●	Expected annual rate of quarterly dividends is based on the Company’s dividend history and anticipated dividend policy.

(c)	Fair Value of Derivative Warrants

The fair value of the 2008 derivative warrants were computed using the lattice model with the following assumptions:

	June 30, 2013	December 31, 2012

Expected life (year)	0.08	1.00

Expected volatility	57.00%	75.00%

Risk-free interest rate	0.02%	0.19%

Expected annual rate of quarterly dividends	0.00%	0.00%

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

	Fair Value Measurement Using Level 3 Inputs
	Derivative warrants Assets (Liability)	Total

Balance, December 31, 2011	$(203)	$(203)

Purchases, issuances and settlements	-	-

Transfers in and/or out of Level 3	-	-

Total gains or losses (realized/unrealized) included in:

Net income (loss)	(306,505)	(360,505)

Other comprehensive income (loss)	-	-

Balance, December 31, 2012	(306,708)	(306,708)

Purchases, issuances and settlements	(623,809)	(623,809)

Transfers in and/or out of Level 3	-	-

Total gains or losses (realized/unrealized) included in:

Net income (loss)	920,338	920,338

Other comprehensive income (loss)	-	-

Balance, June 30, 2013	$(10,179)	$(10,179)

Exercise and Extinguishment of Warrants

On January 30, 2009, the Company issued 5,000 shares of its common stock for cash at $5.00 per share and received a cash payment of $25,000 in connection with the exercise of the 2008 warrants for 5,000 shares with an exercise price of $5.00 per share by one (1) investor and 2008 warrants holder.

During the interim period ended June 30, 2010, the Company issued 1,324,346 shares of its common stock for cash at $5.00 per share and received cash of $6,621,730 in connection with the exercise of the warrants to purchase 1,324,346 shares with an exercise price of $5.00 per share to fifty (50) of the 2008 warrant holders. In addition, the Company issued 78,217 shares of its common stock in connection with the exercise of the 2008 warrants to purchase 167,740 shares with an exercise price of $5.00 per share on a cashless basis to thirteen (13) of the 2008 warrant holders. The Company reclassified $1,665,011 and $210,095 of the derivative liability to additional paid-in capital, respectively.

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

2008 Warrants Outstanding

As of June 30, 2013 2008 warrants to purchase 12,180,210 shares of Company’s common stock remain outstanding.

The table below summarizes the Company’s 2008 derivative warrant activity

	2008 Warrant Activities				APIC	(Gain) Loss
	Derivative Shares	Non-derivative Shares	Total Warrant Shares	Fair Value of Derivative Warrants	Reclassification of Derivative Liability	Change in Fair Value of Derivative Liability

Derivative warrant at December 31, 2012	186,306	1,031,715	1,218,021	(203)		(137,940)

Mark to market				(306,505)		306,505

Derivative warrant at December 31, 2012	186,306	1,031,715	1,218,021	(306,708)		306,505

Reclassification of warrants to purchase 1,031,715 common shares from additional paid-in capital to derivative liability at January 11, 2013 to reflect the re-instatement of the derivative feature	1,031,715	(1,031,715)	(-)	(623,809)	623,809	(-)

Increased number of warrant shares per Amendment No. 2 to the Subscription Agreement and Common Stock Purchase Warrant ("2008 Unit Offering Agreement") dated July 2008 and Amendment No. 1 to 2008 Unit Offering Agreement upon completion of January 2013 Offering.	10,962,189	-	10,962,189	(-)		-

Mark to market				920,338		920,338)

Derivative warrant at June 30, 2013	12,180,210	-	12,180,210	(10,179)		(920,338)

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

2010 Warrants Outstanding

As of June 30, 2013, 2010 warrants to purchase 1,615,387 shares of its common stock remain outstanding.

The table below summarizes the Company’s 2010 non-derivative warrant activities through June 30, 2013:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, December 31, 2011	1,615,387	$7.50	$7.50	$-	$-

Granted	-	-	-	-	-

Canceled for cashless exercise	(-)	-	-	-	-

Exercised (Cashless)	(-)	-	-	-	-

Exercised	(-)	-	-	-	-

Expired	-	-	-	-	-

Balance, December 31, 2012	1,615,387	$7.50	$7.50	$-	$-

Granted	-	-	-	-	-

Canceled for cashless exercise	(-)	-	-	-	-

Exercised (Cashless)	(-)	-	-	-	-

Exercised	(-)	-	-	-	-

Expired	-	-	-	-	-

Balance, June 30, 2013	1,615,387	$7.50	$7.50	$-	$-

Earned and exercisable, June 30, 2013	1,615,387	$7.50	$7.50	$-	$-

Unvested, June 30, 2013	-	$-	$-	$-	$-

The following table summarizes information concerning outstanding and exercisable 2010 warrants as of June 30, 2013:

			Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices			Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.50			12,180,210	0.08	$0.50	12,180,210	0.08	$0.50

$7.50			1,615,387	1.81	$7.50	1,615,387	1.81	$7.50

$0.50	-	$7.50	13,795,597	0.28	$1.32	13,795,597	0.28	$1.32

Note 14 – Commitments and Contingencies

Litigation

The Company is a party to a lawsuit filed on March 29, 2013 by Albert Perron in the District Court for Clark Count, Nevada (Case No.: A-13-679151-C), which seeks a declaratory judgment, rescission, unspecified damages, equitable and injunctive relief, and attorney's fees. The complaint alleges that the directors of the Company breached their fiduciary duties to the Company by exceeding their authority under the Company's Amended and Restated 2009 Stock Incentive Plan, as further amended (the “Plan”), by issuing shares to Mr. Kexuan Yao that exceeded that allowed under the Plan.

On August 12, 2013, the Company and certain directors filed an answer to the complaint denying all the allegations of wrongdoing. The Company's position is that the shares at issue in this matter granted to Mr. Yao were authorized under the Plan. The Company and the directors intend to defend this matter vigorously.

Uncommitted Trade Credit Facilities

The Company entered into uncommitted trade credit facilities with certain financial institutions. Substantially all of the uncommitted trade credit facilities were guaranteed by Mr. Yao, the Company’s Chairman, Chief Executive Officer and principal stockholder.

The uncommitted trade credit facilities at June 30, 2013 were as follows:

	Date of Expiration	Total Facilities		Facilities Used	Facilities Available

Armco HK

RZB (Beijing) Branch (i)	February 28, 2014	15,000,000		-	15,000,000

Sub-total - Armco HK		15,000,000		-	15,000,000

Henan Armco

Bank of China (ii)	May 23, 2014	4,853,819		1,650,000	3,203,819

China CITIC Bank (iii)	May 31, 2014	6,471,759		-	6,471,759

Guangdong Development Bank Zhengzhou Branch (iv)	September 19, 2013	12,619,930		1,610,000	11,009,930

Sub-total – Henan Armco		23,945,508		3,260,000	20,685,508

Renewable Metals

Bank of China Lianyungang Branch (v)	December 27, 2015	8,089,699		8,089,699	-

Shanghai Pudong Development Bank (vi)	September 9, 2013	2,426,910		2,426,910	-

Bank of Communications Lianyungang Branch (vii)	August 15, 2013	11,649,166		6,795,347	4,853,819

Sub-total – Renewable Metals		22,165,775		17,311,956	4,853,819

		$61,111,283		$20,571,956	$40,539,327
%			%

(i)

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

(ii)

On June 8, 2013, Henan Armco obtained a RMB 30,000,000 (approximately $4.8 million) line of credit from Bank of China for issuance of letters of credit to finance the purchase of metal ore and scrap metal expiring May 23, 2014. The facility is secured by the guarantee provided by Renewable Metals and the pledge of movable assets provided by the borrower. Amounts advanced under this line of credit are repaid from the proceeds of the sale of metal ore.

(iii)

On June 18, 2012, Henan Armco obtained a RMB 40,000,000 (approximately $6.4 million) line of credit from China Citic Bank, Zhengzhou Branch, for issuance of letters of credit to finance the purchase of metal ore and scrap metal expiring one (1) year from the date of issuance. The facility is guaranteed by Renewable Metals and Mr. Kexuan Yao, the Company’s Chairman and Chief Executive Officer.

(iv)

On September 19, 2012, Henan Armco obtained a RMB 78,000,000 (approximately $12.6 million) line of credit from Guangdong Development Bank Zhengzhou Branch for issuance of letters of credit to finance the purchase of metal ore.  The Company pays interest at 120% of the applicable base rate for lending published by the People’s Bank of China (“PBC”) at the time the loan is made on issued letters of credit.  The facility is secured by the guarantee provided by Mr. Kexuan Yao and Renewable Metals jointly and the pledge of movable assets provided by the borrower. Amounts advanced under this line of credit are repaid from the proceeds of the sale of metal ore.

(v)

On March 15, 2013, Renewable Metals entered into a line of credit facility in the amount of RMB50, 000,000 (approximately $7.9 million) from Bank of China, Lianyungang Branch for the purchase of raw materials. The facility is expiring December 27, 2015 with interest at 7.872% per annum. The facility is secured by Renewable metals properties, machinery and equipment and land use rights, and guaranteed by Mr. Kexuan Yao, Ms. Yi Chu, and Henan Armco, respectively.

(vi)

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

(vii)

On July 1, 2011, Renewable Metals obtained a RMB 72,000,000 (approximately $11.6 million) line of credit from Bank of Communications, Lianyungang Branch expiring two (2) years from the date of issuance, for issuance of letters of credit in connection with the purchase of scrap metal. The letters of credit require Renewable Metals to pledge cash deposit equal to 20% of the letter of credit for letters of credit at sight, or 30% for other domestic letters of credit and for extended domestic letters of credit, the collateral of inventory equal to 166% of the letter of credit. The facility is secured by Renewable Metals inventories and guarantee provided by Mr. Kexuan Yao, the Company’s Chairman and Chief Executive Officer.

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

Operating Leases

(i)     Operating Lease - San Mateo Office

On December 17, 2010, China Armco entered into a non-cancelable operating lease for office space that will expire on December 31, 2013.

Future minimum payments required under this non-cancelable operating lease were as follows:

Year ending December 31:

2013 (remainder)	23,052

$23,052

(ii)     Operating Lease - Armco Shanghai Office

On July 16, 2012, Armco Shanghai entered into a non-cancelable operating lease for office space that will expire on July 31, 2014.

Future minimum payments required under this non-cancelable operating lease were as follows:

Year ending December 31:

2013 (remainder)	53,097

2014	61,947

$115,044

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

First Renewal on April 13, 2012

On April 13, 2012, Renewable Metals renewed the aforementioned non-cancelable operating lease agreement for property, plant, equipment and facilities for an additional two-year term commencing on June 25, 2012, in consideration for (i) the issuance of one (1) million shares of the Company’s common stock and (ii) the payment of RMB1,000,000 (approximately $159,000) in cash. Pursuant to the lease agreement, the Company issued one million shares to the third party on April 13, 2012.  The cash amount is to be paid during the second year of the lease term

On June 30, 2013, Renewable Metals terminated the operating lease agreement

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

Shares Earned during the Year Ending December 31, 2012

33,333 common shares earned for the quarter ended March 31, 2012 were valued at $0.50 per share, or $16,667, which was recorded as loan guarantee expense.

33,333 common shares earned for the quarter ended June 30, 2012 were valued at $0.4289 per share, or $14,297, which was recorded as loan guarantee expense.

33,333 common shares earned for the quarter ended September 30, 2012 were valued at $0.3795 per share, or $12,650, which was recorded as loan guarantee expense.

33,333 common shares earned for the quarter ended December 31, 2012 were valued at $0.4839 per share, or $16,130, which was recorded as loan guarantee expense.

Shares Earned during the Year Ending December 31, 2013

33,333 common shares earned for the quarter ended March 31, 2013 were valued at $0.375 per share, or $12,500, which was recorded as loan guarantee expense.

33,333 common shares earned for the quarter ended June 30, 2013 were valued at $0.31 per share, or $10,333, which was recorded as loan guarantee expense.

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

Shares Earned during the Year Ending December 31, 2012

75,000 common shares earned for the quarter ended June 30, 2012 were valued at $0.4289 per share, or $32,168, which was recorded as legal expenses.

75,000 common shares earned for the quarter ended September 30, 2012 were valued at $0.3795 per share, or $28,463, which was recorded as legal fees.

75,000 common shares earned for the quarter ended December 31, 2012 were valued at $0.4839 per share, or $36,293, which was recorded as legal fees.

Shares Earned during the Year Ending December 31, 2013

75,000 common shares earned for the quarter ended March 31, 2013 were valued at $0.375 per share, or $28,125, which was recorded as legal expenses.

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

Shares Earned during the Year Ending December 31, 2012

16,667 common shares earned for the quarter ended December 31, 2012 were valued at $0.4839 per share, or $8,065, which was recorded as consulting fees.

Shares Earned during the Year Ending December 31, 2013

50,000 common shares earned for the quarter ended March 31, 2013 were valued at $0.375 per share, or $18,750, which was recorded as consulting fees.

33,333 common shares earned for the quarter ended June 30, 2013 were valued at $0.31 per share, or $10,333, which was recorded as consulting fees.

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

Shares Earned during the Year Ending December 31, 2012

125,000 common shares earned for the quarter ended September 30, 2012 were valued at $0.3795 per share, or $47,438, which was recorded as facility leasing expenses.

125,000 common shares earned for the quarter ended December 31, 2012 were valued at $0.4839 per share, or $60,488, which was recorded as facility leasing expenses.

Shares Earned during the Year Ending December 31, 2013

125,000 common shares earned for the quarter ended March 31, 2013 were valued at $0.375 per share, or $46,875, which was recorded as facility leasing expenses.

On March 31, 2013, Renewable Metals and Hebang terminated the Leasing Agreement ("Termination Agreement"). Under the terms and conditions of the Termination Agreement, Hebang agreed to forgive the cash amount to be paid under the amended Leasing Agreement and Renewable Metals agreed to let Hebang to keep the remaining unearned 625,000 common shares, which was valued at $0.375 per share or $234,375 and recorded as facility leasing expenses.

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

On October 26, 2009, the Company agreed to pay Mr. William Thomson the sum of $20,000 and awarded 6,250 shares of the Company’s restricted common stock to Mr. William Thomson in conjunction with his appointment to the Company's board of directors vesting 25% on , 2010, 25% on June 30, 2010, 25% on September 30, 2010 and 25% on December 31, 2010.  These shares were valued at $3.28 per share or $20,500 on the date of grant and were amortized over the vesting period, all of which was earned and recorded as stock based compensation for the year ended December 31, 2010.

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

2013 Amendment to the 2009 Stock Incentive Plan

At the 2013 Annual Meeting of Stockholders (the “2013 Annual Meeting”) of the Company held on July 2, 2013, the Company’s stockholders approved an amendment and restatement of the Company’s 2009 Stock Incentive Plan to increase the number of shares of the Company’s common stock available for issuance hereunder by 3,000,000 shares to 8,200,000 shares of the Company’s common stock.

Shares Awarded during 2013

On May 2, 2013, the Company agreed to pay Director Mr. Kam Ping Chan 6,250 shares of the Company’s restricted common stock in conjunction with his appointment to the Company's board of directors vesting 50% on June 30, 2013 and 50% on December 31, 2013, effectively January 1, 2013.  The restricted stock vests only if Mr. Chan is still a director of the Company on the vesting date (with limited exceptions), and the shares are eligible for the payment of dividends, if the Board of Directors was to declare dividends on the Company’s common stock. These shares were valued at $0.3301 per share or $2,063 on the date of grant and are being amortized over the vesting period, or $516 per quarter in 2013.

On May 3, 2013, the Company agreed to pay Director Mr. Weiping Shen 50,000 shares of the Company’s restricted common stock in conjunction with his appointment to the Company's board of directors vesting 50% on September 30, 2013 and 50% on May 3, 2014.  The restricted stock vests only if Mr. Shen is still a director of the Company on the vesting date (with limited exceptions), and the shares are eligible for the payment of dividends, if the Board of Directors was to declare dividends on the Company’s common stock. These shares were valued at $0.389 per share or $19,450 on the date of grant and are being amortized over the vesting period, or $4,863 per quarter.

Summary of the Company’s Amended and Restated 2009 Stock Incentive Plan Activities

The table below summarizes the Company’s Amended and Restated 2009 Stock Incentive Plan activities:

	Number of Shares or Options	Fair Value at Date of Grant

Balance, December 31, 2011	698,507	$1,151,945

Options - granted	-	-

Options - canceled	-	-

Shares - granted	3,550,374	1,477,006

Shares - canceled	(50,000)	(14,000)

Balance, December 31, 2012	4,198,881	$2,614,951

Options - granted	-	-

Options - canceled	-	-

Shares - granted	56,250	21,513

Shares - canceled	(-)	(-)

Balance, June 30, 2013	4,255,131	$2,636,464

Vested, June 30, 2013	3,460,340	2,244,975

Unvested, June 30, 2013	794,791	$391,489

As of June 30, 2013, there were 3,944,869 shares of common stock remaining available for issuance under the Amended and Restated 2009 Stock Incentive Plan.

Note 16 – Concentrations and Credit Risk

Credit Risk Arising from Financial Instruments

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents.

As of June 30, 2013, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, none of which are insured. However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

Customers and Credit Concentrations

Customer concentrations and credit concentrations are as follows:

	Net Sales for the Interim Period Ended		Accounts Receivable at
	June 30, 2013	June 30, 2012	June 30, 2013	December 31, 2012

Customer A	-%	16.3%	-%	-%

Customer B	-%	14.8%	-%	-%

Customer C	-%	33.7%	-%	-%

Customer D	-%	10.8%	-%	-%

Customer E	13.8%	-%	37.0%	-%

Customer F	-%	-%	31.0%	-%

Customer G	-%	-%	18.4%	-%

Customer H	-%	-%	-%	96.5%

Customer I	35.6%	-%	-%	-%

	49.4%	75.6%	86.4%	96.5%

A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition.

Vendor Concentrations

Vendor purchase concentrations and accounts payable concentration as follows:

	Net Purchases for the Interim Period Ended		Accounts Payable at
	June 30, 2013	June 30, 2012	June 30, 2013	December 31, 2012

Vendor A	-%	51.0%	-%	-%

Vendor B	-%	-%	-%	30.0%

Vendor C	-%	-%	-%	10.0%

Vendor D	75.3%	-%	-%	-%

Vendor E	-%	-%	47.8%	-%

Vendor F	-%	-%	11.2%	-%

	75.3%	51.0%	59.0%	40.0%

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

The Company had no foreign currency hedges in place to reduce such exposure for the interim period ended June 30, 2013 or 2012.

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

As of June 30, 2013, the Company had no Statutory Surplus Reserve and the Statutory Common Welfare Fund established and segregated in retained earnings.

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

In the second quarter of 2013, domestic steel industry in China lost momentum from the first quarter due to the continuing oversupply accompanying with the slowdown of the economy.  China’s economy growth decreased to 7.5 percent in the second quarter of 2013 from 7.7 percent in the first three months, as the government deliberately tamed the pace to avoid bubbles. China’s iron and steel industry was profitable for the first half overall but reported a loss in June, the first monthly deficit shown in this year. Steel prices have been dropping since February. At the end of June, the price of steel products fell by 6.45 percent compared with the beginning of this year, and down by 14.7 percent year on year, according to China Iron and Steel Association (CISA). Attributable to the declining steel market condition scrap steels also experienced decline on demand and price in the second quarter. In China’s metal ores market, the less competitive upstream businesses in the Chinese steel sector worsened the plight, as the iron ore monopolized by foreign countries declined much slower than the domestic steel price. Chrome and manganese ore also declined slightly while downstream products experienced a much larger decline since February due to supply domination by large foreign suppliers. Meanwhile, China’s output and inventory of steel products continued to increase on a year over year base, according to CISA.  Consequently, we experienced a significant decline in iron ore sales which was partially offset by increases in our sales of chrome and manganese ore. Our scrap recycling business, however, continually saw an increase in revenue compared to same period of last year mainly attributable to the improvement in our recycling business operation.

We continue to refine our business model in response to fluctuations in market prices.  We seek to secure longer term supply contracts in response to known opportunities rather than sell goods purchased at spot prices. We plan to negotiate transaction-specific terms with our customers to better manage risk and ensure an acceptable profit margin.  While this process can limit certain trading opportunities, we believe that it will enhance our competitive position when the ore market recovers. We have developed pre-selling model to supplement our cash flow. We continued to develop our new “Commodity Financing” model. We are also evaluating other potential methods such as hedging that can help us to manage market risks.

We formally commenced the operation of our scrap metal recycling facility in the Banqiao Industrial Zone of Lianyungang Economic Development Zone in the Jiangsu province of China (the “Recycling Facility”) late in the third quarter of 2010.    The Recycling Facility recycles automobiles, machinery, building materials, dismantled ships and various other scrap metals.  We sell and distribute the recycled scrap metal to the metal refinery industry in China utilizing our existing network of metal ore customers while continuing to seek new customers. During the second quarter of 2013, our net revenue in the scrap metal recycling business increased significantly to $18.8 million from $2.9 million in the second quarter of 2012.  Our production increased by 383% to 52,749 metric tons (“MT”) from 10,915 MT in the second quarter of 2012.   The significant increase in sales and production in our scrap metal recycling business was primarily a result of our improvement on overall operation including material acquisition, production and sales, and as well as our expanded customer base. Consequently, for the second quarter of 2013, our scrap metal business sold approximately 42,592 MT of scrap metals, generating approximately $ 18.8 million of revenue and $1.9 million of gross profit; for the first half of 2013, our scrap metal business sold approximately 65,593 MT of scrap metals, generating approximately $27.8 million of revenue and $2.7 million of gross profit.

We continue to believe that our recycling business will become a strong drive in our Company’s growth as natural resources continue to be depleted and larger amounts of unprocessed scrap metal become available as a result of increases in consumer demand.  We also believe that the profit margin of our recycling business will gradually stabilize as we gain more experience in operating our Recycling Facility, marketing our products, and establishing our reputation and presence in the recycled scrap metal industry. We have conducted a series of tests and analysis to improve our cost control and eventually implement precise management at our Recycling Facility. We have also developed strategies to expand our sources for raw materials and establish a local supply chain to increase and stabilize the availability of raw materials near our recycling operation. In addition, as an effort to improve our operation and profitability of the recycling business, we strived to obtain a series of qualifications from Chinese government. We expect to continue to expand our overseas supply channels through potential business cooperation with suppliers in Japan and the United States. We also continue to expand our customer base with our sales increase in recycling business.

We invested approximately $50 million in the aggregate to acquire land use rights, construct the Recycling Facility and purchase equipment at the Recycling Facility in 2009 and 2010.  These capital expenditures were funded from a portion of the net proceeds we received from our equity and debt offerings and vendor financing.  During the second quarter of 2013, we continued to utilize bank facilities to finance our operations and expansions. We maintain seven bank facilities, which provide for the issuance of commercial lines of credit for letters of credit in the aggregate amount of $61 million, of which approximately $ 40 million is available to us at June 30, 2013.

Our Performance

For the three months ended June 30, 2013, our net revenues increased approximately 545%, and for six months ended June 30, 2013, our net revenues decreased approximately 22%, respectively, over the comparable periods in 2012. Our gross profit margin for the three and six months ended June 30, 2013 were 8.5% and 7.1%, respectively compared to 17% and 4% during the comparable prior year periods. The revenue increase for the second quarter of 2013 was mainly due to the significant increase in our metal recycling business sales. The revenues decrease for six months ended June 30, 2013 was primarily attributable to the significant decrease in sales of metal ore trading business in the first quarter of 2013. The margin decrease for the second quarter of 2013 was primarily due to an abnormally high margin in the same period of last year that was caused by an adjustment as a result of invoicing changes. By business segment, our trading business gross profit margin decreased for the six months ended June 30, 2013 to 2 % compared to 5% during the comparable prior year period; our recycling business gross profit margin increased for the three and six months ended June 30, 2013 to 11% and 9.7%, respectively, compared to (-0.47%) and 1% during the same period of 2012. Our recycling business contributed 66% and 90% of net our revenue and gross profit, respectively, for six months ended June 30, 2013, and continued to be the major sources of our net revenue and gross profit.

As noted above, our recycling business saw a gross profit margin of 11% and 9.7% for the second quarter and first half of 2013, respectively, which represents a sharp increase from (-0.47%) and 1% of gross profit margin in this business for the same periods in 2012. We believe that the increases in gross profit margin were primarily due to the significant improvement of our recycling operations, specifically improvement on production process, cost control, supply chain and customer base.

We had a net income of $0.95 million and net loss of $0.14 million for the three and six months ended June 30, 2013, respectively, compared to our net loss of $1.7 million and $3.4 million over the comparable periods in 2012.  The net income and loss were further discussed under our “Results of Operations” section.

Our Outlook

As noted above, while overall profits of China steel industry had improved over the first quarter of 2013 the momentum was losing in the second quarter, in the short term, the market remains precarious and weak due to excessive supply and economy slowdown; in the middle and long term, we believe that the low-income housing construction, on-going urbanization and increasing domestic consumption in China will continue to support the growth of the steel industry. Worldwide, with the abatement of the Eurozone crisis and recovery in the U.S. economy, we expect global steel demand will improve gradually in line with the recovery in the user industries, automotive and residential construction.  In the long run, we also expect our recycling business to benefit substantially from the measures and policies to be implemented gradually by the Chinese government according to its 12th Five Year Plan (2011-2015).  Under this plan, China intends to restructure its iron and steel industry to be more energy efficient and have increased environmental protection by adopting and developing the most advanced technology in the world.

Metal Ore Trading.   The metal ore prices rebounded in the fourth quarter of 2012 and began declining in the middle of first quarter of 2013. The price drops was attributed to flagging domestic demands for metal ore products amid poor economic conditions at home and abroad. We expect that the metal ore market will continue to witness weak performances in the short term. To manage market risks, we significantly decreased new purchase of metal ore and delivered sales orders for our ore inventories in second quarter. Our trading business sales dropped drastically by 66% to $14.2 million for the six months ended June 30, 2013 compared to $42.0 million in the same period in 2012. For the three months ended June 30, 2013, our trading business sales increased by 539% to $8.9 million compared to $1.4 million in the comparable period of 2012 due to the sales increased for chrome ore and manganese ore delivered in the quarter. We continued to firm our business relationship with worldwide suppliers and stabilize our supply capacity. We believe that our effort to build our supply capacity will benefit us in the long term and strengthen our market position in the industry in the PRC. Moreover, we continued to develop our new “Commodity Financing” model and expect to make some major progresses which we have obtained support from several banks.

Scrap Metal Recycling. Both the net revenue and gross profit margin for our recycling business increased significantly compared to same period of prior year due to the factors described above. The gross profit margin for our recycling business increased significantly to 11% and 9.7%, respectively, for the three months and six months ended June, 30, 2013 compared to (-0.47%) and 1%, respectively, for the same periods of 2012 due to the improvement of our recycling business operation, while the net revenues generating in the second quarter and first half of 2013 increased approximately 548% and 139%, respectively, compared to the same periods of 2012. Through the past two years’ operation, we have achieved many major goals such as optimizing production process, improving cost control and management, developing and streamlining supply chain, establishing long term strategic partnership with key clients, obtaining various qualifications and licenses, and building our brand in the industry. Recently in the second quarter we have increased our production of recycled nonferrous metal scraps which is expected to further improve our recycling business profitability. We believe that we will benefit from the Chinese governmental mandates to increase the use of scrap metal steel as it encourages the use of scrap as opposed to the use of iron ore to satisfy the demand for steel products per China’s Five Year Plan and related national policies.  We intend to devote a significant amount of our resources towards the improvement of our operations and if appropriate, its expansion. At the same time, we will continue to pursue our strategy to create a local network of raw material suppliers for our Recycling Facility and expand our oversea supply channels. We also have expanded our customer base with sales increase.

While we believe our business is well positioned to grow in the coming years, we will need to continue our efforts to provide capital liquidity to support that growth, although we can offer no assurances that we can acquire such capital on terms acceptable to us.

RESULTS OF OPERATIONS

The table below summarizes the consolidated operating results for the three and six months ended June 30, 2013 and 2012.

	For the Six Months Ended June 30,				For the Three Months Ended June 30,
	2013		2012		2013		2012

Revenues	$42,027,253		$53,578,925		$27,684,176		$4,294,734
Cost of revenues	38,549,274	92%	51,393,910	96%	24,850,862	90%	3,569,816	83%
Lower of cost or market adjustment	481,925	1%			481,925	2%
Gross profit	2,996,054	7%	2,185,015	4%	2,351,389	8%	724,918	17%

Total operating expenses	2,944,981	7.0%	3,621,563	6.8%	1,249,343	4.5%	1,933,638	45.0%
Operating (loss) income	51,073	0.1%	(1,436,548)	(2.7)%	1,102,046	4.0%	(1,208,720)	(28.1)%

Net Revenues

Net revenues for the three and six months ended June 30, 2013, were $27.7 million  and $42.0 million, respectively, representing an increase of $23.4 million and a decrease of $11.6 million over the comparable periods in 2012.  The increase in net revenues for the second quarter is mainly due to a $15.9 million increase in sales of scrap metals, a $3.8 million increase in sales of chrome ore, a $1.9 million increase in sales of manganese ore, and $0.7 million increase in sales of Titanium. The decrease in net revenues for the six month period ended June 30, 2013 is primarily due to a $34.7 million decrease in sales of iron ore, partially offset by a $16.9 million increase in sales of scrap metals, a $3.2 million increase in sales of manganese ore, and a $1.2 million increase in sales of chromium ore.  The type of products we buy and sell are subject to change and are dependent upon availability and the demands of our customers.

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2013 was $24.8 million, representing an increase of $21.3 million and a gross profit margin of 8.5%, compared to $3.6 million and a gross profit margin of 17%, in the same period in 2012.  In the second quarter of 2013, a $0.5 million inventory of cost or market adjustment was made as a result of a revaluation on scrap metals inventory. The profit margin decrease in the quarter was primarily due to an abnormally high margin in the same period of last year that was caused by an adjustment as a result of invoicing changes. Cost of goods sold for the six months ended June 30, 2013 was $38.5 million, representing a decrease of $12.8 million, a gross profit margin of 7%, compared to $51.4 million and a gross profit margin of 4%, in the same period in 2012.  This profit margin increase was primarily due to increase in profit margin in sales of scrap metal compared to prior period as a result of improved recycling business operation. The gross margin for our scrap metal recycling business increased for the six month period to 9.7% compared to 1.1% for the same period of 2012.

Total Operating Expenses

Operating expenses for the three and six months ended June 30, 2013 were $1.2 million and $2.9 million, representing decrease of $0.7 million for each period, compared to the three and six months ended June 30, 2012, respectively.

For the three months ended June 30, 2013, the decrease in operating expenses was primarily due to a decrease in general and administrative expenses of $0.47 million, a decrease in operating cost of idle manufacturing facility of $0.17 million as a result of the higher production level, and a decrease in selling expenses of $0.08 million. These decreases were partially offset by an increase in professional fees of $0.03 million.

For the six months ended June 30, 2013, the decrease in operating expenses was primarily due to a decrease in general and administrative expenses of $0.46 million primarily resulting from decreased non-cash shares compensation to management and employees of $0.31 million, a decrease in operating cost of idle manufacturing facility of $0.25 million resulting from increased production, and a decrease in selling expenses of $0.27 million. These decreases were partially offset by an increase in professional fees of $0.21 million, including legal fees, audit fees, investor relations, website design and SEC filing services. .

Other (Income) expense

Total other expense for the three and six months ended June 30, 2013 were $0.08 million and $0.13 million, respectively. During the three and six months ended June 30, 2012, we had other expense of $0.43 million and $1.78 million, respectively.

For the three months ended June 30, 2013, interest expenses decreased slightly to$0.38 million from $0.42 million compared to the comparative period in 2012. During the second quarter, the change in fair value of derivative liability and foreign currency transaction loss-marketable securities decreased $0. 3 million and $0.03 million respectively, compared to same period of 2012.

For the six months ended June 30, 2013, total other expenses decreased $1.6 million, compared to the same period in 2012, mainly due to a decrease in change in fair value of derivative liability of $0.92 million, a decrease in impairment other than temporary – marketable securities of $0.39 million, a decrease in other expense of $0.17 million, a decrease in interest expense of $0.1 million, and a decrease in foreign currency transaction loss – marketable securities of $0.06 million.

Income tax expense

Income tax expenses for the three and six months ended June 30, 2013 was $0.07 million and $0.06 million, respectively. In the comparative periods in 2012, income tax expense was $0.06 million and $0.15 million, respectively.  Our income tax expense was derived mainly from operational results at our Hong Kong subsidiary applying an effective tax rate of 16.5%.

Net Income (loss)

For the three and six months ended June 30, 2013, we had a net income of $0.95 million and a net loss of $0.14 million, respectively, comparable to a net loss totaling $1.7 million and $3.4 million, respectively for the comparable 2012 periods. The increase in net income and the decrease in net loss were due to significantly increased revenues and improved gross margin in our recycling business which recycling business revenues increased 548% and 139%, respectively, for the three and six month periods, and recycling business gross margin increased to 11% and 9.7% from (-0.47%) and 1.1%, respectively, for three and six months comparable periods of 2012. For the six months ended June 30, 2013, the total other expense decreased $1.6 million compared to same period of 2012, which also accounts for the decrease in net loss.

Comprehensive Income (Loss)

During the three and six months ended June 30, 2013, our comprehensive income amounted to $0.35 million and $1.68 million, respectively, compared to comprehensive loss of $1.69 million and $3.11 million in the comparative periods in 2012. Comprehensive income (loss) consists of our net income and other comprehensive income, including change in unrealized loss of marketable securities and foreign currency translation gain (loss).  The functional currency of four of our subsidiaries operating in the PRC is the Chinese Yuan or RMB. The financial statements of our subsidiaries are translated to U.S. dollars using the exchange rate prevailing as of the date of the balance sheet for assets and liabilities, and average exchange rates (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations.  As a result of these translations, we reported a foreign currency translation gain of $0.91 million for the first six months of 2013, comparable to a gain of $0.25 million for the same period in 2012. The non-cash gains had the effect of increasing our reported comprehensive income in both periods. We had an unrealized loss of marketable securities of $0.41 million for the first six months of 2013, comparable to an unrealized income of marketable securities of $797 for the same period in 2012.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash.

Our cash balance at June 30, 2013 totaled $1.2 million, a decrease of $0.2 million as compared to $1.4 million at December 31, 2012.  At June 30, 2013 our working capital was $3.0 million, as compared to $0.3 million at December 31, 2012.

As of June 30, 2013, we had invested a total of approximately $50 million for the acquisition of land use rights, construction and equipment purchases for the facilities we operate. We expect to expand the production capacity at the facilities in the future and to build or acquire additional facilities in the future, depending on market conditions.  We have not set a timeframe for this expansion.

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

We believe we can get sufficient working capital for our operations for at least the next 12 months.  We have bank facilities which provide for cash borrowings or the issuance of commercial letters of credit that we require in our metal ore trading business in the aggregate amount of $61 million.  Approximately $40 million was available under these facilities at June 30, 2013.

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

On November 13, 2012, Armco HK entered into Amendment No. 3 to the March 25, 2009 uncommitted Trade Finance Facility with RZB Austria Finance (Hong Kong) Limited.  The amendment provides for the issuance of $15,000,000 of commercial letters of credit in connection with the purchase of metal ore, an increase of $5,000,000 over the amounts provided for in the March 25, 2010 facility.  The Company pays interest at 200 basis points per annum plus the lender’s cost of funds per annum on issued letters of credit in addition to fees upon issuance of the letter of credit of 1/16% for issuance commissions, negotiation commissions, commission-in-lieu and collection commissions.  Amounts advanced under this facility are repaid from the proceeds of the sale of metal ore.  The lender may, however, terminate the facility at any time or at its sole discretion upon the occurrence of any event which causes a material market disruption in respect of unusual movement in the level of funding costs to the lender or the unusual loss of liquidity in the funding market. The lender has the sole discretion to decide whether or not such event has occurred.  The facility is secured by restricted cash deposits held by the lender, the personal guarantee of Mr. Kexuan Yao, the Company’s guarantee, and a security interest in the contract for the purchase of the ore for which the letter of credit has been issued and the contract for the sale of the ore. At June 30, 2013, no balance was outstanding under this facility.

On June 8, 2013, Henan Armco obtained a RMB 30,000,000 (approximately $4.8 million) line of credit from Bank of China for issuance of letters of credit to finance the purchase of metal ore and scrap metal expiring May 23, 2014. The facility is secured by the guarantee provided by Renewable Metals and the pledge of movable assets provided by the borrower. Amounts advanced under this line of credit are repaid from the proceeds of the sale of metal ore. At June 30, 2013, the balance outstanding under this facility was approximately $1.65 million.

On June 18, 2012, Henan Armco obtained a RMB 40,000,000 (approximately $6.4 million) line of credit from China Citic Bank, Zhengzhou Branch, for issuance of letters of credit to finance the purchase of metal ore and scrap metal expiring one (1) year from the date of issuance. The facility is guaranteed by Renewable Metals and Mr. Kexuan Yao, the Company’s Chairman, President and Chief Executive Officer. At June 30, 2013, no balance was outstanding under this facility.

On September 19, 2012, Henan Armco obtained a RMB 78,000,000 (approximately $12.6 million) line of credit from Guangdong Development Bank Zhengzhou Branch for issuance of letters of credit to finance the purchase of metal ore.  The Company pays interest at 120% of the applicable base rate for lending published by the People’s Bank of China (“PBC”) at the time the loan is made on issued letters of credit.  The facility is secured by the guarantee provided by Mr. Kexuan Yao and Renewable Metals jointly and the pledge of movable assets provided by the borrower. Amounts advanced under this line of credit are repaid from the proceeds of the sale of metal ore. At June 30, 2013, the balance outstanding under this facility was $1.61 million.

On March 15, 2013, Renewable Metals entered into a line of credit facility in the amount of RMB50, 000,000 (approximately $8.0 million) from Bank of China, Lianyungang Branch for the purchase of raw materials. The facility is expiring December 27, 2015 with interest at 7.872% per annum. The facility is secured by Renewable metals properties and guaranteed by Mr. Kexuan Yao, Ms. Yi Chu, and Henan Armco, respectively. At June 30, 2013, the balance outstanding under this facility was $8.0 million.

On July 24, 2012, Renewable Metals entered into a line of credit facility in the amount of RMB 15,000,000 (approximately $2.4 million) from Shanghai Pudong Development Bank for the purchase of raw materials. The term of the facility is 12 months with interest at 120% of the applicable base rate for lending published by the People’s Bank of China (“PBOC”) at the time the loan is drawn down per annum. The facility is secured by Armco machinery’s land use right and guarantees provided Mr. Kexuan Yao, Ms. Yi Chu. At June 30, 2013, the balance outstanding under this facility was approximately $2.4 million.

On July 5, 2011, Renewable Metals obtained a RMB 72,000,000 (approximately $11.6 million) line of credit from Bank of Communications, Lianyungang Branch expiring two (2) years from the date of issuance, for issuance of letters of credit in connection with the purchase of scrap metal. The letters of credit require Renewable Metals to pledge cash deposit equal to 20% of the letter of credit for letters of credit at sight, or 30% for other domestic letters of credit and for extended domestic letters of credit, the collateral of inventory equal to 166% of the letter of credit. The facility is secured by Renewable Metals inventories and guarantee provided by Mr. Kexuan Yao, the Company’s Chairman, President and Chief Executive Officer. At June 30, 2013, the balance outstanding under this facility was $6.8 million.

The following table provides certain selected balance sheet comparisons as of June 30, 2013 and December 31, 2012.

	June 30, 2013	December 31, 2012	Increase (Decrease)	% of change
Cash	$1,156,813	$1,367,171	(210,358)	-15.4%
Pledged deposits	10,209,744	4,590,829	5,618,915	122.4%
Marketable securities	802,035	1,213,641	(411,606)	-33.9%
Banker's acceptance notes receivable	1,140,647	7,926	1,132,721	14291.2%
Accounts receivable, net	9,375,065	15,699,390	(6,324,325)	-40.3%
Inventories	21,359,682	13,378,445	7,981,237	59.7%
Advance on purchases	2,325,010	2,238,652	86,358	3.9%
Prepayments and other current assets	1,155,975	453,299	702,676	155.0%
Total Current Assets	47,524,971	38,949,353	8,575,618	22.0%

Loans payable	15,783,650	19,109,930	(3,326,280)	-17.4%
Banker's acceptance note payable and letters of credit	16,179,397	8,624,734	7,554,663	87.6%
Current maturities of capital lease obligation	3,018,616	2,615,296	403,320	15.4%
Accounts payable	5,066,255	1,141,583	3,924,672	343.8%
Advances received from Chairman and CEO	1,440,677	-	1,440,677	n/a
Customer deposits	285,886	1,577,194	(1,291,308)	-81.9%
Corporate income tax payable	374,459	407,621	(33,162)	-8.1%
Derivative Warrant liability	10,179	306,708	(296,529)	-96.7%
Value added tax and other taxes payable	1,298,091	2,504,677	(1,206,586)	-48.2%
Accrued expenses and other current liabilities	1,046,541	2,355,903	(1,309,362)	-55.6%
Total Current Liabilities	44,503,751	38,643,646	5,860,105	15.2%

Our current assets at June 30, 2013 were $47.5 million, an increase of $8.6 million, or 22%, from December 31, 2012. This overall increase reflects an increase of $8.0 million in inventories, an increase of $5.6 million in pledged deposits, an increase of $1.1 million in banker’s acceptance notes receivable, an increase of $0.7 million in prepayment and other current assets, and an increase of $0.1 million in advance on purchase, partially offset by a decrease of $6.3 million in accounts receivable, a decrease of $0.4 million in marketable securities, and a decrease of $0.21 million in cash.

Inventories increased $8.0 million at June 30, 2013 compared to December 31, 2012, primarily due to the increase of scrap metal inventories for increased production with expanded customer base.

Pledged deposits at June 30, 2013 of $10.2 million represent deposits with financial institutions as collateral to letters of credit and bank acceptable notes payable we provide to suppliers for the purchase of inventories.  The amounts will be released to pay vendors upon acceptance of goods.

Our accounts receivable decreased $6.3 million at June 30, 2013 from December 31, 2012 mainly due to the timing difference between the sales and collections of sales and our collections of scrap metals sales during the quarters.

Bank acceptance notes receivable increased $1.1 million at June 30, 2013 from December 31, 2012 primarily attributable to the increase in scrap metals sales amount to be collected under bank acceptance notes.

Our prepayments and other current assets increased $0.7 million at June 30, 2013 compared to December 31, 2012 primarily due to the increases in deposits related to our scrap metal recycling operations and prepayments and deposits for our metal ore trading business.

Advance on purchases increased $0.1 million at June 30, 2013 compared to December 31, 2012, and consisted of prepayments to vendors for merchandise and deposits on pending purchases.  These advances on purchases are customary in our business and help us secure inventory below prevailing market prices, thereby providing us with a better opportunity to increase our gross profit margins.

Marketable securities decreased $0.41 million at June 30, 2013 compared to December 31, 2012 due to the temporary decrease in the market value of our securities.

Cash decreased $0.2 million at June 30, 2013 compared to December 31, 2012 reflecting more cash using in operation.

At June 30, 2013, our total current liabilities increased $5.9 million, or 15%, from December 31, 2012, which reflected  mainly an increase in banker's acceptance notes payable and letter of credit of $7.55 million, an increase in accounts payable of $3.92 million, an increase from advances received from chairman and CEO of $1.44 million, and an increase in current maturities of capital lease obligation of $0.40 million, partially offset by a decrease in loan payable of $3.33 million, a decrease in accrued expenses and other current liabilities of $1.31 million, a decrease in customer deposits of $1.29 million, a decrease in value added tax and other taxes payable of $1.21 million, a decrease in derivative warrant liability of $0.30 million, and a decrease in corporate income tax payable of $0.03 million.

Banker's acceptance note payable increased $7.55 million at June 30, 2013 compared to December 31, 2012 primarily due to an increase in short-term borrowing used in raw materials acquisition.

Accounts payable increased $3.9 million at June 30, 2013 compared to December 31, 2012 mainly due to the new purchases we made but not yet paid during the first two quarters.

At June 30, 2013, we owed our Chairman and CEO, Mr. Kexuan Yao, $1.44 million for funds he advanced to us for working capital purposes, a net increase of $1.44 million from December 31, 2012 as result of new advances used for our operation during the second quarter.

Customer deposits decreased $1.29 million at June 30, 2013 compared to December 31, 2012 due to timing of customer orders and amounts that we require for deposits. We recognize customer deposit as revenue when the goods have been delivered and the risk of loss has transferred to the customer either at the port of origin or port of destination based on the shipping terms we agree to with our customer.

Loans payable decreased $3.33 million at June 30, 2013, compared to December 31, 2012, primarily due to our repayment of short-term borrowing under our letter of credit facilities in the first two quarters of 2013. The short-term borrowing usually is used to finance the payment of our purchase and is paid when we collected the payment from our customer. We used collections of accounts receivable to repay these short-term borrowings.

Accrued expenses and other current liabilities decreased $1.31 million at June 30, 2013 compared to December 31, 2012 due to timing difference of booking and payment of our payables. Accrued expenses consist of accrued expenses and other payables related to expenses and fees occurred in our operation.

Value added tax and other taxes payable decreased $1.2 million at June 30, 2013 from December 31, 2012 mainly due to the offset by our newly increased purchases and payment in the first six months of 2013.

Derivative warrant liability decreased $0.30 million at June 30, 2013 from December 31, 2012 reflecting the fair valuation of the outstanding warrants issued in 2008 and expiring in July and August, 2013.

Current maturities of capital lease obligation increased $0.4 million at June 30, 2013 compared to December 31, 2012 reflecting the increase of capital lease obligation due within one year.

Corporate income tax payable decreased $0.03 million at June 30, 2013 compared to December 31, 2012 mainly due to tax payable decrease for the first six months of 2013.

We do not have any commitments for capital expenditures at June 30, 2013.

Statement of Cash Flows

For the first six months of 2013, our net decrease in cash totaled $0.21 million, and was comprised of $2.08 million used in operating activities and $5.69 million used in investing activities, offset by $8.26 million provided by financing activities.

For the first six months of 2012, our net decrease in cash totaled $0.16 million, and was comprised of $4.95 million used in operating activities and $2.85 million used in investing activities, offset by $7.65million provided by financing activities.

Cash flows from Operating Activities

For the first six months of 2013 cash used in operations of $2.08 million was mainly comprised of an increase in inventory of $7.69 million, a decrease in customer deposits of $1.32 million, a decrease in accrued expenses and other current liabilities of $1.25 million, a decrease in taxes payable of $1.29 million, an increase in bank acceptance notes receivable of 1.13 million, and an increase of prepayments and other current assets of $0.76 million. These cash outflows were partially offset by a decrease in accounts receivable of $6.64 million and an increase in accounts payable of $3.88 million.

For the first six months of 2012 cash used in operations of $4.95 million was mainly comprised of a decrease in accounts payable of $17.6 million, a decrease in customer deposits of $5.2 million, a decrease in accrued expenses and other current liabilities of $1.1 million, and an increase of prepayments and other current assets of $0.58 million. These cash outflows were partially offset by a decrease in inventory of $19.8 million, an increase in advance on purchase of $0.8 million, an increase in taxes payable of $0.3 million.

Cash flows from Investing Activities

For the six months ended June 30, 2013 cash used in investing activities of $5.69 million was due to payment made toward pledged deposits of $11.04 million and purchases of property and equipments of $0.17 million, partially offset by proceeds received from the release of pledge deposits of $5.52 million

For the six months ended June 30, 2012 cash used in investing activities of $2.85million was due to purchases of property and equipments of $1.3 million and payment made toward pledged deposits of $13.67 million, partially offset by proceeds received from the release of pledge deposits of $12.16 million

Cash provided by Financing Activities

For the six months ended June 30, 2013 cash provided by financing activities of $8.26 million was mainly due to proceeds from loans payable of $20.90 million, banker's acceptance notes payable of $7.38 million, advances from chairman and CEO of $2.15 million, proceeds from sales of common stock of $1.62 million, and proceeds from related party loan of $1.02 million, partially offset by the repayment of loans payable of $24.50 million and repayment of mortgage payable of $0.32 million.

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

Contractual Obligations and Commitments.

At June 30, 2013, our long-term debt and financial obligations and commitments by due dates were as follows:

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
BBanker's acceptance notes payable and letters of credit (1)	16,179,397	16,179,397	-	-	-
Long-Term Debt Obligations(2)	1,019,302	1,019,302	-	-	-
Short-Term Loans Payable (3)	15,783,650	15,783,650	-	-	-
Capital Lease Obligations (4)	4,140,011	3,018,616	1,121,395	-	-
Operating Lease Obligations (5)	138,096	76,149	61,947	-	-
Purchase Obligations	-	-	-	-	-
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP	-	-	-	-	-
Total	37,260,456	36,077,114	1,183,342	-	-

(1)	See Note 10 – Banker's acceptance notes payable and letters of credit in our unaudited consolidated financial statements included in this Report.
(2)	See Note 11 – Long-Term Debt from our CEO in our unaudited consolidated financial statements included in this report.
(3)	See Note 9 – Loans Payable in our unaudited consolidated financial statements included in this Report.
(4)	See Note 12 – Capital lease obligation in our unaudited consolidated financial statements included in this Report.
(5)	See Note 14 – Operating lease in our unaudited consolidated financial statements included in this Report.

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

The fair value of options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows

☐

Expected term of share options and similar instruments: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding.  Pursuant to Paragraph 718-10-50-2 of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and employees’ expected exercise and post-vesting employment termination behavior into the fair value (or calculated value) of the instruments.  The Company uses historical data to estimate employee termination behavior.  The contractual term of share options or similar instruments is used as expected term of share options or similar instruments for the Company if it is a newly formed corporation.

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

Recently Issued Accounting Pronouncements

In January 2013, the FASB issued ASU No. 2013-01, "Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities". This ASU clarifies that the scope of ASU No. 2011-11, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities." applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013.

In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." The ASU adds new disclosure requirements for items reclassified out of accumulated other comprehensive income by component and their corresponding effect on net income. The ASU is effective for public entities for fiscal years beginning after December 15, 2013.

In February 2013, the Financial Accounting Standards Board, or FASB, issued ASU No. 2013-04, "Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date." This ASU addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several arrangements including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The ASU is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In March 2013, the FASB issued ASU No. 2013-05, "Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." This ASU addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The guidance outlines the events when cumulative translation adjustments should be released into net income and is intended by FASB to eliminate some disparity in current accounting practice. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In March 2013, the FASB issued ASU 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting.” The amendments require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). If a plan for liquidation was specified in the entity’s governing documents from the entity’s inception (for example, limited-life entities), the entity should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified at the entity’s inception. The amendments require financial statements prepared using the liquidation basis of accounting to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The entity should include in its presentation of assets any items it had not previously recognized under U.S. GAAP but that it expects to either sell in liquidation or use in settling liabilities (for example, trademarks). The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2013. Based on that evaluation, we have identified a material weakness in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)): a lack of sufficiently qualified accounting and other finance personnel with appropriate U.S. GAAP knowledge and experience. Solely as a result of these material weaknesses, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of June, 2013. The general experience of our accounting and finance personnel and the qualifications of our audit committee financial expert are described in more detail below.

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

Mr. Thomson currently serves as a director of theScore Inc., Asia Bio-Chem Group Co. Ltd. and Chile Mining Technologies Inc., in addition to our company. He has served on a total of at least 16 boards of public companies, beginning in 1968. Of these companies, Mr. Thomson has served on the audit committee for six and was the audit committee chair of each of these six companies. He is currently the audit committee chair of each of the four boards on which he serves.

Remediation

As an effort to improve our disclosure controls and procedures and internal controls and procedures, we have engaged a consultant, who has U.S. GAAP knowledge, to assist in the preparation of our U.S. GAAP financial statements since February 2011.

During the quarter covered by this report, we did not make any meaningful progress in improving our disclosure controls and procedures and internal controls and procedures. We believe that the following measures would remediate the discussed material weaknesses:

●	hiring additional personnel with sufficient U.S. GAAP experience;
●	engaging a professional service firm that has expertise in assisting accounting matters with publicly-traded companies; and

●	providing trainings to improve understanding of U.S. GAAP of our CFO and other accounting personnel.

Management intends to implement the above measures to remediate the material weaknesses in our internal controls as soon as practicable after the Company’s financial position permits.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Except as described below, there are no material pending legal proceedings to which we are a party or of which any of our property is the subject.

Our company and our directors are a party to a lawsuit filed on March 29, 2013 by Albert Perron in the District Court for Clark Count, Nevada (Case No.: A-13-679151-C), which seeks a declaratory judgment, rescission, unspecified damages, equitable and injunctive relief, and attorney’s fees. The complaint alleges that the directors breached their fiduciary duties to the Company by exceeding their authority under the Company’s Amended and Restated 2009 Stock Incentive Plan, as further amended (the “Plan”), by issuing shares to Mr. Kexuan Yao that exceeded the amount allowed under the Plan.

On August 12, 2013, the Company and certain directors filed an answer to the complaint denying all the allegations of wrongdoing. The Company’s position is that the shares at issue in this matter granted to Mr. Yao were authorized under the Plan. The Company and the directors intend to defend this matter vigorously.

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

10.1	Form of Subscription Agreement dated as of January 28, 2013, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K for as filed on January 29, 2013.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*

Financial statements from the quarterly report on Form 10-Q of Armco Metals Holdings, Inc. for the quarter ended June 30, 2013, formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements tagged as blocks of text.

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

Armco Metals Holdings, Inc.

Date: August 14, 2013	By:	/s/ Kexuan Yao
Kexuan Yao
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)
Date: August 14, 2013	By:	/s/ Fengtao Wen
Fengtao Wen
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)