Form 10-Q
period 2013-09-30
Armco Metals Holdings, Inc.
filed 2013-11-14
CIK 1410711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

As of November 13, 2013, 27,518,258 shares of common stock of the registrant, par value $0.001, were outstanding.

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

●	Our dependence on our key management personnel.
●	Our potential inability to meet the filing requirements imposed by the securities laws in the United States.
●	Our ineffective internal control over financial reporting.
●	The effect of changes resulting from the political and economic policies of the Chinese government on our assets and operations located in China.
●	The limitation on our ability to receive and use our revenues effectively as a result of restrictions on currency exchange in China.
●	The impact of future inflation in China on economic activities in China.
●	Our ability to enforce our rights due to policies regarding the regulation of foreign investments in China.
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

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

Armco Metals Holdings, Inc.

(Formerly China Armco Metals, Inc.)

September 30, 2013and 2012

Index to the Consolidated Financial Statements

Contents	Page(s)

Consolidated Balance Sheets at September 30, 2013(Unaudited) and December 31, 2012	F-2

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months and Nine Months Ended September 30, 2013and 2012 (Unaudited)	F-3

Consolidated Statement of Stockholders’ Equity for the Period Ended September 30, 2013(Unaudited)	F-4

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2013and 2012 (Unaudited)	F-5

Notes to the Consolidated Financial Statements (Unaudited)	F-6

ARMCO METALS HOLDINGS, INC

(FORMERLY CHINA ARMCO METALS, INC.)

CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$2,761,520	$1,367,171
Pledged deposits	6,338,496	4,590,829
Marketable securities	1,090,089	1,213,641
Bank acceptance notes receivable	1,635,769	7,926
Accounts receivable, net	7,831,856	15,699,390
Inventories	21,981,311	13,378,445
Advance on purchases	1,619,771	2,238,652
Prepayments and other current assets	1,166,568	453,299

Total Current Assets	44,425,380	38,949,353

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	44,629,206	43,319,218
Accumulated depreciation	(8,604,711)	(6,284,162)

PROPERTY, PLANT AND EQUIPMENT, net	36,024,495	37,035,056

LAND USE RIGHTS
Land use rights	6,647,304	6,473,761
Accumulated amortization	(383,678)	(260,897)

LAND USE RIGHTS, net	6,263,626	6,212,864

Total Assets	$86,713,501	$82,197,273

(FORMERLY CHINA ARMCO METALS, INC.)

CONSOLIDATED BALANCE SHEETS

	September 30, 2013	Decemeber 31, 2012
	(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Loans and convertible note payable	$23,968,968	$19,109,930
Banker's acceptance notes payable and letters of credit	10,254,073	8,624,734
Current maturities of capital lease obligation	2,074,275	2,615,296
Accounts payable	1,434,150	1,141,583
Advances received from Chairman and CEO	953,827	-
Loan from CEO	1,025,407	-
Customer deposits	1,812,458	1,577,194
Corporate income tax payable	361,761	407,621
Derivative liability - convertible note	114,586	-
Derivative liability - warrant	-	306,708
Value added tax and other taxes payable	1,407,832	2,504,677
Accrued expenses and other current liabilities	1,324,999	2,355,903
Deposit for stock subscription	813,815	-

Total Current Liabilities	45,546,151	38,643,646

LONG-TERM LIABILITIES
Capital lease obligation, net of current maturities	466,278	1,749,955

Total Long-Term Liabilities	466,278	1,749,955

Total Liabilities	46,012,429	40,393,601

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock par value $0.001: 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock par value $0.001: 74,000,000 shares authorized, 24,626,992 and 20,319,698 shares issued and outstanding, respectively	24,627	20,320
Additional paid-in capital	33,117,559	31,542,083
Retained earnings	3,069,556	6,756,699
Accumulated other comprehensive income (loss):
Change in unrealized gain (loss) on marketable securities	(123,552)	-
Foreign currency translation gain	4,612,882	3,484,570

Total Stockholders' Equity	40,701,072	41,803,672

Total Liabilities and Stockholders' Equity	$86,713,501	$82,197,273

See accompanying notes to the consolidated financial statements.

ARMCO METALS HOLDINGS, INC

(FORMERLY CHINA ARMCO METALS, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Nine Months Ended September 30, 2013	For the Three Months Ended September 30, 2013	For the Nine Months Ended September 30, 2012	For the Three Months Ended September 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

NET REVENUES	$62,497,489	$20,470,236	$68,939,767	$15,360,842

COST OF GOODS SOLD
Cost of goods sold	59,377,256	20,827,982	64,834,976	13,441,066
Lower of cost or market adjustment	1,991,275	1,509,350	-	-

Total cost of goods sold	61,368,531	22,337,332	64,834,976	13,441,066

GROSS PROFIT	1,128,958	(1,867,096)	4,104,791	1,919,776

OPERATING EXPENSES:
Selling expenses	131,033	41,347	308,902	39,550
Professional fees	320,629	3,644	179,560	73,626
General and administrative expenses	2,431,288	708,617	3,018,709	834,253
Operating cost of idle manufacturing facility	1,283,120	467,481	1,489,693	427,872

Total operating expenses	4,166,070	1,221,089	4,996,864	1,375,301

INCOME (LOSS) FROM OPERATIONS	(3,037,112)	(3,088,185)	(892,073)	544,475

OTHER (INCOME) EXPENSE:
Interest income	(84,263)	(37,402)	(162,252)	(118,079)
Interest expense	1,476,816	365,133	1,709,883	498,581
Foreign currency transaction (gain) loss - marketable securities	-	-	36,255	(25,740)
Impairment other than temporary - marketable securities	-	-	386,941	-
Change in fair value of derivative liability	(928,915)	(8,577)	(88)	(217)
Loan guarantee expense	35,500	12,667	43,614	12,650
Forgiveness of debt	-	-	(16,343)	(16,343)
Other (income) expense	101,823	138,041	197,681	66,833

Total other (income) expense	600,961	469,862	2,195,691	417,685

INCOME (LOSS) BEFORE INCOME TAX PROVISION	(3,638,073)	(3,558,047)	(3,087,764)	126,790

INCOME TAX PROVISION	49,070	(12,618)	143,177	(7,865)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(3,687,143)	(3,545,429)	(3,230,941)	134,655

NET INCOME ( LOSS)	(3,687,143)	(3,545,429)	(3,230,941)	134,655

OTHER COMPREHENSIVE INCOME (LOSS):
Change in unrealized income (loss) of marketable securities	(123,552)	288,054	797	-
Foreign currency translation gain (loss)	1,128,312	221,419	176,876	(77,860)

COMPREHENSIVE INCOME ( LOSS)	$(2,682,383)	$(3,035,956)	$(3,053,268)	$56,795

NET INCOME ( LOSS) PER COMMON SHARE - BASIC AND DILUTED:

Net Income (loss) per common share - basic and diluted	$(0.15)	$(0.14)	$(0.18)	$0.01
Net income (loss) per common share - diluted	$(0.15)	$(0.14)	$(0.18)	$0.01

Weighted Average Common Shares Outstanding - basic and diluted	24,228,958	24,693,663	18,201,385	19,469,163
Weighted Average Common Shares Outstanding - diluted	24,228,958	24,693,663	18,201,385	19,469,163

 See accompanying notes to the consolidated financial statements.

ARMCO METALS HOLDINGS, INC

(FORMERLY CHINA ARMCO METALS, INC.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

For the Interim Period Ended September 30, 2013

(Unaudited)

	Common Stock Par Value $0.001				Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Change in Unrealized Loss on Marketable Securities	Foreign Currency Translation Gain (Loss)	Total Stockholders' Equity

Balance, December 31, 2011	15,421,008	$15,421	$29,733,619	$9,366,035	$(797)	$3,221,038	$42,335,316

Issuance of restricted stock to a Director for future services valued at $0.28 per share granted on December 20, 2011	50,000	50	13,950				14,000

Issuance of restricted stock to a Director for future services valued at $0.28 per share granted on December 20, 2011			(14,000)				(14,000)

Loan guarantee services received and quarterly shares vested from common shares issued to Chaoyang Steel on June 11, 2010 for 5 year loan guarantee services expiring June 30, 2016	33,333	33	16,634				16,667

Issuance of restricted stock to a Director pursuant to the 2009 Stock Incentive Plan for future services valued at $0.2851 per share granted on December 19, 2011	6,250	6	1,776				1,782

Issuance of restricted stock to a Director pursuant to the 2009 Stock Incentive Plan for future services valued at $0.2851 per share granted on December 19, 2011			(1,782)				(1,782)

Issuance of restricted stock to a Director pursuant to the 2009 Stock Incentive Plan for future services valued at $0.28 per share granted on December 20, 2011							-

Issuance of restricted stock to a Director pursuant to the 2009 Stock Incentive Plan for future services valued at $0.28 per share granted on December 20, 2011							-

Issuance of common stock to employees pursuant to the 2009 Stock Incentive Plan for services valued at $0.57 per share granted on February 6, 2012	57,743	58	33,260				33,318

Issuance of restricted stock to CEO pursuant to an employment agreement for future services valued at $0.499 per share granted on February 8, 2012	1,500,000	1,500	747,000				748,500

Issuance of restricted stock to CEO pursuant to the 2009 Stock Incentive Plan for future services valued at $0.499 per share granted on February 8, 2012			(748,500)				(748,500)

Loan guarantee services received and quarterly shares vested from common shares issued to Chaoyang Steel on June 11, 2010 for 5 year loan guarantee services expiring June 30, 2016	33,333	34	14,263				14,297

Issuance of common shares for legal services to All Bright for service so one year starting from Apirl 1, 2012	75,000	75	32,093				32,168

Cancellation of restricted stock to a Director for future services valued at $0.28 per share granted on December 20, 2011 on May 4, 2012	(50,000)	(50)	(13,950)				(14,000)

Cancellation of restricted stock to a Director for future services valued at $0.28 per share granted on December 20, 2011 on May 4, 2012			14,000				14,000

Issuance of restricted stock to a Director for future services valued at $0.69 per share granted on May 4, 2012	50,000	50	34,450				34,500

Issuance of restricted stock to a Director for future services valued at $0.69 per share granted on May 4, 2012			(34,500)				(34,500)

Loan guarantee services received and quarterly shares vested from common shares issued to Chaoyang Steel on June 11, 2010 for 5 year loan guarantee services expiring June 30, 2016	33,333	34	12,616				12,650

Issuance of common shares for legal services to All Bright for service of one year starting from Apirl 1, 2012	75,000	75	28,388				28,463

Facilities leasing services received and quarterly shares vested from common shares Issued to Hebang on June 24, 2012 for 2 years facilities leasing expiring June 23, 2014	125,000	125	47,313				47,438

Issuance of common stock to employees pursuant to the 2009 Stock Incentive Plan for the first half year of 2012; services valued at $0.33 per share on the grant date on July 30, 2012	561,640	561	184,780				185,341

Issuance of common stock to employees pursuant to the 2009 Stock Incentive Plan for the 3rd quarter of 2012; services valued at $0.33 per share on the grant date on July 30, 2012	400,000	400	131,600				132,000

Issuance of common stock to employees pursuant to the 2009 Stock Incentive Plan for the 4th quarter of 2012; services valued at $0.35 per share on the grant date on November 12, 2012	980,991	981	342,366				343,347

Issuance of common stock to CEO in conversion of his advance to Company to shares	717,067	717	353,036				353,753

Loan guarantee services received and quarterly shares vested from common shares issued to Chaoyang Steel on June 11, 2010 for 5 year loan guarantee services expiring June 30, 2016	33,333	34	16,096				16,130

Issuance of common shares for legal services to All Bright for service of one year starting from Apirl 1, 2012	75,000	75	36,218				36,293

Facilities leasing services received and quarterly shares vested from common shares Issued to Hebang on June 24, 2012 for 2 years facilities leasing expiring June 23, 2014	125,000	125	60,363				60,488

Issuance of common shares for consulting services to Broad Max Holding for service of one year starting from December 1, 2012	16,667	16	8,049				8,065

Amortization of deferred employee services			492,946				492,946

Comprehensive income (loss)
Net Loss				(2,609,336)			(2,609,336)
Change in unrealized loss on marketable securities					797		797
Foreign currency translation gain						263,532	263,532

Total comprehensive income (loss)							(2,345,007)

Balance, December 31, 2012	20,319,698	20,320	31,542,083	6,756,699	-	3,484,570	41,803,672

Issuance of common shares at $0.50 per share for cash	3,242,712	3,243	1,618,113				1,621,356

Reclassification of the fair value of warrants to purchase 1,031,715 common shares at January 11, 2013 from additional paid-in capital to derivative liability to reflect the re-instatement of the derivative feature			(623,809)				(623,809)

Loan guarantee services received and quarterly shares vested from common shares issued to Chaoyang Steel on June 11, 2010 for 5 year loan guarantee services expiring June 30, 2016	33,333	33	12,467				12,500

Issuance of common shares for legal services to All Bright for service of one year starting from Apirl 1, 2012	75,000	75	28,050				28,125

Facilities leasing services received and quarterly shares vested from common shares Issued to Hebang on June 24, 2012 for 2 years facilities leasing termindated on 3/31/2013	750,000	750	280,500				281,250

Issuance of common shares for consulting services to Broad Max Holding for service of one year starting from December 1, 2012	50,000	50	18,700				18,750

Loan guarantee services received and quarterly shares vested from common shares issued to Chaoyang Steel on June 11, 2010 for 5 year loan guarantee services expiring June 30, 2016	33,333	33	10,300				10,333

Issuance of common shares for consulting services to Broad Max Holding for service of one year starting from December 1, 2012	33,333	34	10,299				10,333

Issuance of restricted stock to a Director for future services valued at $0.389 per share granted on May 3, 2013	50,000	50	19,400				19,450

Issuance of restricted stock to a Director for future services valued at $0.389 per share granted on May 3, 2013			(19,450)				(19,450)

Issuance of restricted stock to a Director pursuant to the 2009 Stock Incentive Plan for future services valued at $0.3301 per share granted on May 2, 2013	6,250	6	2,057				2,063

Issuance of restricted stock to a Director pursuant to the 2009 Stock Incentive Plan for future services valued at $0.3301 per share granted on May 2, 2013			(2,063)				(2,063)

Loan guarantee services received and quarterly shares vested from common shares issued to Chaoyang Steel on June 11, 2010 for 5 year loan guarantee services expiring June 30, 2016	33,333	33	12,634				12,667

Amortization of deferred employee services			208,278				208,278

Comprehensive income (loss)
Net Loss				(3,687,143)			(3,687,143)
Change in unrealized loss on marketable securities					(123,552)		(123,552)
Foreign currency translation gain						1,128,312	1,128,312

Total comprehensive income (loss)							(2,682,383)

Balance, September 30, 2013	24,626,992	$24,627	$33,117,559	$3,069,556	$(123,552)	$4,612,882	$40,701,072

See accompanying notes to the consolidated financial statements.

ARMCO METALS HOLDINGS, INC

(FORMERLY CHINA ARMCO METALS, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30, 2013	For the Nine Months Ended September 30, 2012
	(Unaudited)	(Unaudited)

Net loss	$(3,687,143)	$(3,230,941)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Loss on write-off of prepaid income taxes	-	119,635
Depreciation expense	2,160,238	2,035,465
Amortization expense	115,787	37,219
Change in fair value of derivative liability	(928,915)	(88)
Amotization on discount on note	1,480	-
(Gain) loss from foreign currency exchange rate change on marketable securities	-	36,255
Impairment other than temporary - marketable securities	-	386,941
Stock based compensation	582,236	787,588
Bank acceptance notes receivable	(1,627,631)	-
Accounts receivable	8,276,715	(1,974,982)
Inventories	(7,525,611)	16,067,502
Advance on purchases	(19,986)	366,161
Prepaid value added taxes	-	350,275
Prepayments and other current assets	(769,536)	667,709
Bank acceptance notes payable	(1,628)	-
Accounts payable	220,374	(16,394,678)
Customer deposits	192,984	(4,283,980)
Taxes payable	(1,159,877)	142,650
Accrued expenses and other current liabilities	(1,084,168)	(300,445)

NET CASH USED IN OPERATING ACTIVITIES	(5,254,681)	(5,187,715)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from release of pledged deposits	16,370,116	18,666,779
Payment made towards pledged deposits	(17,994,943)	(16,154,504)
(Purchase) disposal of property, plant and equipment	(169,369)	(810,090)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(1,794,196)	1,702,185

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	35,857,925	53,038,261
Repayment of loans payable	(31,233,878)	(45,629,273)
Banker's acceptance notes payable	1,399,762	1,485,814
Repayment of capital lease obligation	(1,941,717)	(1,635,420)
Repayment of long-term debt	-	(3,951,632)
Advances from (repayment to) Chairman and CEO	1,019,701	(253,262)
Proceeds from Related Party Loan	1,025,407	-
Deposit for stock subscription	813,815	-
Proceeds from sales of common stock	1,621,356	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	8,562,371	3,054,488

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(119,145)	(22,222)

NET CHANGE IN CASH	1,394,349	(453,265)

Cash at beginning of the period	1,367,171	1,042,591

Cash at end of the period	$2,761,520	$589,328

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$1,629,969	$1,709,883
Income tax paid	$51,298	$-

See accompanying notes to the consolidated financial statements.

Armco Metals Holdings, Inc.

(Formerly China Armco Metals, Inc.)

September 30, 2013and 2012

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

On July 3, 2013, the Company changed its name from “China Armco Metals, Inc.” to “Armco Metals Holdings, Inc.”(“Armco Metals Holdings” or the “Company”)..

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

The consolidated financial statements include all accounts of the Company and the consolidated subsidiaries and/or entities as of reporting period ending date(s) and for the reporting period(s) then ended.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, pledged deposits, accounts receivable, advance on purchases, prepayments and other current assets, accounts payable, customer deposits, corporate income/VAT tax payable, accrued expenses and other current liabilities approximate their fair values because of the short maturity of these instruments.

The Company’s loans payable, banker’s acceptance notes payable, and capital lease obligation approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at September 30, 2013 and December 31, 2012.

The Company’s Level 3 financial liabilities consist of the derivative warrant issued in July 2008 and convertible note with embedded conversion feature, for which there are no current market for these securities such that the determination of fair value requires significant judgment or estimation.  The Company valued the automatic conditional conversion, re-pricing/down-round, change of control; default and follow-on offering provisions using a lattice model, with the assistance of a valuation specialist, for which management understands the methodologies. These models incorporate transaction details such as Company stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of the date of issuance and each balance sheet date.

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

The Company did not employ foreign currency forward contracts to convert unforeseeable foreign currency exchange rates to fixed foreign currency exchange rates for the interim period ended September 30, 2013 or 2012.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended September 30, 2013 or 2012.

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

	September 30, 2013	December 31, 2012	September 30, 2012	December 31, 2011

Balance sheets	6.1439	6.3086	6.3265	6.3585

Statements of operations and comprehensive income (loss)	6.2174	6.3116	6.3180	6.4640

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

The following table shows the potentially outstanding dilutive common shares excluded from the diluted net income (loss) per common share calculation as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares

	For the Interim Period Ended September 30, 2013	For the Interim Period Ended September 30, 2012

Stock Option Shares

An option issued on October 5, 2010 to an employee to purchase 40,000 common shares exercisable at $5.00 per share expiring five (5) years from the date of issuance	40,000	40,000

Sub-total: Stock option shares	40,000	40,000

Warrant Shares

Warrants issued on August 1, 2008 remaining outstanding and unexercised in connection with the Company’s August 1, 2008 equity financing at $0.50 per share expiring five (5) years from date of original issuance, as amended on January 11, 2013	-	1,218,021

Warrants issued on April 20, 2010 in connection with the Company’s April 20, 2010 equity financing inclusive of warrants to purchase 1,538,464 shares to the investors and warrants to purchase 76,923 shares to the placement agent at $7.50 per share expiring five (5) years from date of issuance	1,615,387	1,615,387

Sub-total: Warrant shares	1,615,387	2,833,408

Total potentially outstanding dilutive common shares	1,655,387	2,873,408

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

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the consolidated financial statements.

Note 3 – Pledged Deposits

Pledged deposits consist of amounts held in financial institutions for (i) outstanding letters of credit and (ii) open banker’s acceptance notes payable maturing between three (3) to nine (9) months from the date of issuance.

Pledged deposits consisted of the following:

	September 30, 2013	December 31, 2012

Armco HK

Letters of credit (i)	$11,743	$8,442

Sub-total – Armco HK	11,743	8,442

Renewable Metals

Bank acceptance notes payable (ii)	2,929,735	475,541

Letters of credit (iii)	1,957,851	2,445,676

Deposit for capital lease obligation (iv)	488,289	475,541

Sub-total – Renewable Metals	5,375,875	3,396,758

Henan Armco

Letters of credit (v)	950,878	1,185,629

Sub-total – Henan Armco	950,878	1,185,629

	$6,338,496	$4,590,829

(i)	$11,743 is to be released to the Company when the related banker’s acceptance notes payable mature on November 30, 2013.

(ii)	$2,929,735 is to be released to the Company when the related banker's acceptance notes payable mature ranging from November 30, 2013 through March 27, 2014.

(iii)	$1,957,851 is to be released to the Company for payment towards fulfilled letters of credit when those letters of credit matures on February 11, 2014.

(iv)	$488,289 is to be released to the Company as part of the payment towards capital lease installment payment when the capital lease agreement matures on December 15, 2014.

(v)	$45,970 was released to the Company as part of the payment toward fulfilled letters of credit when those letters of credit matured and the remaining balance is to be released when letters of credit mature ranging from December 31, 2013 through January 10, 2014.

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

As of September 30, 2013, the Company’s available for sale marketable securities were marked to market to its fair value of $1,090,089 and reported a $123,552 change in unrealized loss on marketable securities as other comprehensive income (loss) in its Stockholders’ Equity.

The table below provides a summary of the changes in the fair value of marketable securities, available for sale measured at fair value on a recurring basis using Level 1 of the fair value hierarchy to measure the fair value.

		Fair Value Measurement Using Level 1 Inputs
	Original cost	Impairment – Other Than Temporary	Accumulated Foreign Currency Transaction Gain (Loss)	Other Comprehensive Income (Loss) - Change in Unrealized Loss	Fair Value

Balance, December 31, 2011	$3,396,658	$(1,980,000)	$220,881	$(797)	$1,636,742

Purchases, issuances and settlements

Total gains or losses (realized/unrealized) included in:

Net Loss: Impairment – other than temporary		(386,941)			(386,941)

Net Loss: Gain (loss) on foreign currency rate change			(36,957)	-	(36,957)

Other comprehensive income (loss): Changes in unrealized loss			-	797	797

Balance, December 31, 2012	3,396,658	(2,366,941)	183,924	(-)	1,213,641

Purchases, issuances and settlements

Total gains or losses (realized/unrealized) included in:

Net Loss: Impairment – other than temporary		-			-

Net Loss: Gain (loss) on foreign currency rate change			-	-	-

Other comprehensive income (loss): Changes in unrealized loss			-	(123,552)	(123,552)

Balance, September 30, 2013	$3,396,658	$(2,366,941)	$183,924	$(123,552)	$1,090,089

Note 5 – Accounts Receivable

Accounts receivable consisted of the following:

	September 30, 2013		December 31, 2012

Accounts receivable	$7,875,006	*	$15,742,540

Allowance for doubtful accounts	(43,150)		(43,150)

	$7,831,856		$15,699,390

*

The Company collected $3,374,858 through November 12, 2013, and the remaining balance of the accounts receivable is within the normal credit terms granted to the customers and expected to be collected when due.

Note 6 – Inventories

Inventories consisted of the following:

	September 30, 2013		December 31, 2012

Raw materials – scrap metal	$2,601,075	*	$5,371,867

Finished goods – processed scrap metal	14,895,961	*	2,517,948

Purchased merchandise for resale	4,484,275		5,488,630

	$21,981,311		$13,378,445

*

Renewable Metals raw materials and finished goods are collateralized for loans from the Bank of Communications Limited Lianyungang Branch. Raw materials consisted of scrap metals to be processed and finished goods were comprised of all of the processed scrap metal at Renewable Metals. Due to the short duration time for the processing of its scrap metal, there was no material work-in-process inventory at September 30, 2013 or December 31, 2012.

Slow-Moving or Obsolescence Markdowns

The Company recorded no inventory obsolescence adjustments for the interim period ended September 30, 2013 or 2012.

Lower of Cost or Market Adjustments

There was $1,991,275 and nil of lower of cost or market adjustments for the interim period ended September 30, 2013 or 2012.

Note 7 – Property, Plant and Equipment

Property, plant and equipment, stated at cost, less accumulated depreciation consisted of the following:

	Estimated Useful Life (Years)			September 30, 2013	December 31, 2012

Buildings and leasehold improvements (i)		20		$24,925,638	$24,175,794

Construction in progress				4,682,589	4,560,340

Machinery and equipment		7		12,523,054	12,193,408

Vehicles		5		2,145,156	2,048,305

Office equipment	5	-	8	352,769	341,371

				44,629,206	43,319,218

Less accumulated depreciation (ii)				(8,604,711)	(6,284,162)

				$36,024,495	$37,035,056

(i)     Capitalized Interest

The Company did not capitalize any of interest to fixed assets for the interim period ended September 30, 2013 or 2012.

(ii)     Depreciation and Amortization Expense

Depreciation and amortization expense was $2,160,238 and $2,035,465 for the interim period ended September 30, 2013 and 2012, respectively.

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

The Company needs to pay an additional RMB16,320,000 (equivalent to $2,640,478 at September 30, 2013exchange rate) to acquire the land use right to use the remaining 100,045 square meters of land.

The short term plan for this parcel of land is for warehouse of raw materials and products when Renewable Metals’ space becomes scarce for future expansion and the long term plan for the land is to construct automobile dismantling production line or build a scrap metal trading market center, depending on the Company’s progress on obtaining necessary license and permits and market conditions.

Land use rights, stated at cost, less accumulated amortization consisted of the following:

	September 30, 2013	December 31, 2012

Renewable Metals

Land use right	$2,516,366	$2,450,671

Accumulated amortization	(306,216)	(260,897)

	2,210,150	2,189,774

Lianyungang Armco

Land use right	4,130,938	4,023,090

Accumulated amortization	(77,462)	(-)

	4,053,476	4,023,090

Total

Land use right	6,647,304	6,473,761

Accumulated amortization	(383,678)	(260,897)

	$6,263,626	$6,212,864

(i)     Amortization Expense

Amortization expense was $115,787 and $37,219 for the interim period ended September 30, 2013 and 2012, respectively.

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

Note 9 – Loans and Convertible Note Payable

Loans payable consisted of the following:

	September 30, 2013	December 31, 2012

Armco HK

Loan payable to RZB Austria Finance (Hong Kong) Limited, collateralized by certain of the Company’s inventory, guaranteed by the Company’s Chairman and Chief Executive Officer, with interest at the bank’s cost of funds plus 200 basis points per annum, with principal and interest due and $435,552 was repaid on January 7, 2013 and remaining balance was repaid on March 21, 2013.	$-	$585,113

Loan payables to DBS, collateralized by certain of the Company’s inventory, guaranteed by the Company’s Chairman and Chief Executive Officer, with interest at an average of 3.23% per annum, and $470,354 was repaid in October 2013 and remaining balance is due on December 10, 2013.	696,761	5,599,314

Sub-total - Armco HK	696,761	6,184,427

Renewable Metals

Loan payable to Bank of Communications, Lianyungang Branch, under trade credit facilities, collateralized by Renewable Metals inventories and guaranteed by the Company’s Chairman and Chief Executive Officer, with interest at 120% of the bank’s benchmark rate per annum (average 7.2%), and is due December 5, 2013	1,953,157	4,755,413

Loan payable to Bank of China, Lianyungang Branch, under trade credit facilities, guaranteed by the Company’s Chairman and Chief Executive Officer, with interest at 7.39% per annum payable monthly, and are due from March 25, 2014 through May 21, 2014.	8,138,153	7,925,689

Loan payable, with interest at 6% per annum and due January 21, 2014	3,485,302	-

Sub-total – Renewable Metals	13,576,612	12,681,102

Henan Armco

Loan payable to Guangdong Development Bank Zhengzhou Branch, collateralized by certain of Henan’s inventory, with interest at 6.5% per annum, $3,563,838 was repaid in October 2013 and the remaining balance is due from December 13, 2013 through December 27, 2013.	6,951,732	244,401

Loan Payable to Guanhutun Credit Union, collateralized by Henan’s building and leasehold improvement, with interest at 9.6% per annum, and is due on February 20, 2014	162,763	-

Loans payable, with interest at 8% per annum , and are due October 17, 2013 through December 18, 2013.	2,539,104	-

Sub-total – Henan Armco	9,653,599	244,401

Armco Metals Holdings

Convertible note payable with interest at 8% per annum, maturing on June 25, 2014, net of discount	41,996	-

Sub-total – Armco Metals Holdings	41,996	-

	$23,968,968	$19,109,930

Note 10 – Banker’s Acceptance Notes Payable and Letters of Credit

Banker’s acceptance notes payable consisted of the following:

	September 30, 2013	December 31, 2012

Renewable Metals

Banker’s acceptance notes payable maturing from November 30, 2013 through March 27, 2014	$5,371,181	$3,867,736

Letters of credit maturing on February 11, 2014	4,882,892	4,755,413

Henan Armco

Banker’s acceptance notes payable maturing June 27, 2013	-	1,585

	$10,254,073	$8,624,734

Note 11 – Related Party Transactions

Advances from Stockholder

From time to time, the Chairman, CEO and significant stockholder of the Company advances funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand. As of September 30, 2013 and December 31, 2012, the advance balance was $953,827 and $nil, respectively.

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

Operating Lease from Chairman, CEO and Stockholder

On January 1, 2006, Henan entered into a non-cancellable operating lease for its 176.37 square meters commercial office space in the City of Zhengzhou, Henan Province, PRC from the Chairman, Chief Executive Officer and significant stockholder of the Company for RMB10,000 per month, which expired on December 31, 2008 and has been extended through December 31, 2013.  Total lease payments for the interim period ended September 30, 2013 and 2012 amounted to RMB 90,000 (equivalent to $14,475 and $14,245).

Note 12 – Capital Lease Obligation

Capital lease obligation consisted of the following:

	September 30, 2013	December 31, 2012

Renewable Metals

(i) Capital lease obligation to a financing company for a term of three (3) years, collateralized by certain of Renewable Metals machinery and equipment, with interest at 11.8% per annum, with principal and interest due and payable in monthly installments of RMB 497,897 on the 23rd of each month.	$321,974	$819,659

Less current maturities	(321.974)	(819,659)

Capital lease obligation, net of current maturities	-	-

(ii) Capital lease obligation to a financing company for a term of three (3) years, collateralized by certain of Renewable Metals machinery and equipment, with interest at 11.0% per annum, with principal and interest due and payable in quarterly installments of RMB3,609,102 on the 15th of each quarter.	2,218,579	3,545,592

Less current maturities	(1,752,301)	(1,795,637)

Capital lease obligation, net of current maturities	466,278	1,749,955

Total capital lease obligation	2,540,553	4,365,251

Less current maturities	(2,074,275)	(2,615,296)

TOTAL CAPITAL LEASE OBLIGATION, net of current maturities	$466,278	$1,749,955

The future minimum payments under this capital lease obligation at September 30, 2013 were as follows:

Year ending December 31:

2013 (remainder)	543,242

2014	2,254,348

Total capital lease obligation payments	2,797,590

Less amounts representing interest	(257,037)

Present value of total future capital lease obligation payments	$2,540,553

Less current maturities of capital lease obligation	(2,074,275)

Capital lease obligation, net of current maturities	$466,278

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

●	The Holder would exercise the warrant at maturity if the stock price was above the exercise price;

●	Reset events projected to occur are based on no future projected capital needs;

●	The Holder would exercise the warrant as they become exercisable at target prices of $7.50 for the 2008 Offering, and lowering such target as the warrants approached maturity;

●	The probability weighted cash flows are discounted using the risk free interest rates.

●	The risk-free interest rate is based on a yield curve of U.S treasury interest rates on the date of valuation based on the contractual life of the warrants

●	Expected annual rate of quarterly dividends is based on the Company’s dividend history and anticipated dividend policy.

(c)	Fair Value of Derivative Warrants

The fair value of the 2008 derivative warrants were computed using the lattice model with the following assumptions:

	September 30, 2013	December 31, 2012

Expected life (year)	0.08	1.00

Expected volatility	57.00%	75.00%

Risk-free interest rate	0.02%	0.19%

Expected annual rate of quarterly dividends	0.00%	0.00%

The fair value of the embedded derivative warrants is marked-to-market at each balance sheet date and the change in the fair value of the embedded derivative warrants is recorded in the consolidated statements of operations and comprehensive income (loss) as other income or expense.

As of September 30, 2013, 2008 warrants were expired and the Company written off the derivative warrants liability of $10,179 to the consolidated statements of operations and comprehensive income (loss) as other income.

The table below provides a summary of the fair value of the remaining derivative warrant liability and the changes in the fair value of the remaining derivative warrants to purchase 12,180,210 shares of the Company’s common stock, including net transfers in and/or out, of derivative warrants measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Fair Value Measurement Using Level 3 Inputs
	Derivative warrants Assets (Liability)	Total

Balance, December 31, 2011	$(203)	$(203)

Purchases, issuances and settlements	-	-

Transfers in and/or out of Level 3	-	-

Total gains or losses (realized/unrealized) included in:

Net income (loss)	(306,505)	(360,505)

Other comprehensive income (loss)	-	-

Balance, December 31, 2012	(306,708)	(306,708)

Purchases, issuances and settlements	(623,809)	(623,809)

Transfers in and/or out of Level 3	-	-

Total gains or losses (realized/unrealized) included in:

Net income (loss)	930,517	930,517

Other comprehensive income (loss)	-	-

Balance, September 30, 2013	$-	$-

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

2008 Warrants Outstanding

As of September 30, 2013, all of 2008 warrants to purchase 12,180,210 shares of Company’s common stock were expired.

The table below summarizes the Company’s 2008 derivative warrant activity

	2008 Warrant Activities				APIC	(Gain) Loss
	Derivative Shares	Non-derivative Shares	Total Warrant Shares	Fair Value of Derivative Warrants	Reclassification of Derivative Liability	Change in Fair Value of Derivative Liability

Derivative warrant at December 31, 2012	186,306	1,031,715	1,218,021	(203)		(137,940)

Mark to market				(306,505)		306,505

Derivative warrant at December 31, 2012	186,306	1,031,715	1,218,021	(306,708)		306,505

Reclassification of warrants to purchase 1,031,715 common shares from additional paid-in capital to derivative liability at January 11, 2013 to reflect the re-instatement of the derivative feature	1,031,715	(1,031,715)	(-)	(623,809)	623,809	(-)

Increased number of warrant shares per Amendment No. 2 to the Subscription Agreement and Common Stock Purchase Warrant ("2008 Unit Offering Agreement") dated July 2008 and Amendment No. 1 to 2008 Unit Offering Agreement upon completion of January 2013 Offering.	10,962,189	-	10,962,189	(-)		-

Mark to market				930,517		930,517

Warrants expired	12,180,210		12,180,210	-		-

Derivative warrant at September 30, 2013	-	-	-	-		-

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

2010 Warrants Outstanding

As of September 30, 2013, 2010 warrants to purchase 1,615,387 shares of its common stock remain outstanding.

The table below summarizes the Company’s 2010 non-derivative warrant activities through September 30, 2013:

	Number of Warrant Shares	Exercise Price Range Per Share		Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, December 31, 2011	1,615,387		$7.50	$7.5	$-	$-

Granted	-		-	-	-	-

Canceled for cashless exercise	(-)		-	-	-	-

Exercised (Cashless)	(-)		-	-	-	-

Exercised	(-)		-	-	-	-

Expired	-		-	-	-	-

Balance, December 31, 2012	1,615,387	$	- 7.50	$7.5	$-	$-

Granted	-		-	-	-	-

Canceled for cashless exercise	(-)		-	-	-	-

Exercised (Cashless)	(-)		-	-	-	-

Exercised	(-)		-	-	-	-

Expired	-		-	-	-	-

Balance, September 30, 2013	1,615,387		$7.50	$7.5	$-	$-

Earned and exercisable, September 30, 2013	1,615,387		$7.50	$7.5	$-	$-

Unvested, September 30, 2013	-		$-	$-	$-	$-

The following table summarizes information concerning outstanding and exercisable 2010 warrants as of September 30, 2013:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$7.50	1,615,387	1.55	$7.50	1,615,387	1.55	$7.50

$0.50 - $7.50	1,615,387	1.55	$7.5	1,615,387	1.55	$7.5

(iii)	Convertible Note

On September 23, 2013, the Company issued a Convertible Note to Asher Enterprises, Inc. (the “Holder”), in the amounts of $153,500 (the “Note”). The Convertible Note: (a) bears interest at 8% per annum; (b) the principal and accrued interest and is due and payable on June 25, 2014; (c) is convertible optionally by the Holder at any time after 180 days; (d) bears 22% interest on default with a 150% payment penalty under specific default provisions; (e) redeemable at 115% through 140% for days 0-180; (f) and is subject to dilutive adjustments for share issuances (full ratchet reset feature). The embedded conversion feature in the Note was accounted for as a derivative liability due to the variable conversion provision.

Valuation Methodology

The Company has utilized a third party valuation consultant to assist the Company to fair value the compound embedded derivatives using a multinomial lattice models that values the derivative liabilities within the convertible notes based on a probability weighted discount cash flow model.

Valuation Assumptions – Initial valuation and Change in Fair Value of Derivative Liability Related to Asher Note

The following assumptions were used for the valuation of the derivative liability related to the Notes at September 23, 2013(issuance date) and September 30, 2013:

●	The underlying stock price $0.350 and $0.380 was used as the fair value of the common stock;

●

The Asher note face amount as of issuance 9/23/13 is $153,500 and 9/30/13 are $153,500 with the same terms as at issuance and effectively convert at a discount of 52.306% and 52.293% after 180 from issuance.

●	The projected volatility for each valuation period was based on the historical volatility of the Company which has been actively trading for the last 3 years:

	1 year	2 year	3 year	4 year	5 year
9/23/13	147%	204%	229%	247%	284%
9/30/13	143%	202%	229%	247%	283%

●

An event of default would occur 5% of the time, increasing 1.00% per month to a maximum of 10% – to-date the 1 note is not in default and has not been converted by the holder nor redeemed by the Company;

●	Capital raising events of $1,000,000 would occur in each quarter at 75% of market generating dilutive reset events at prices below $0.1831 and $0.1987 (rounded) for the Note;

●	The Holder would redeem in the first 180 days based on availability of alternative financing, 10% of the time increasing 1.0% monthly to a maximum of 20%; and

●	The Holder would automatically convert the note at maturity if the registration was effective and the company was not in default.

As of September 30, 2013, the estimated fair value of derivative liabilities on convertible notes of Asher was $114,586.

Note 14 – Commitments and Contingencies

Litigation

The Company is a party to a lawsuit filed on March 29, 2013 by Albert Perron in the District Court for Clark County, Nevada (Case No.: A-13-679151-C), which seeks a declaratory judgment, rescission, unspecified damages, equitable and injunctive relief, and attorney’s fees. The complaint alleges that the directors of the Company breached their fiduciary duties to the Company by exceeding their authority under the Company’s Amended and Restated 2009 Stock Incentive Plan, as further amended (the “Plan”), by issuing shares to Mr. Kexuan Yao that exceeded that allowed under the Plan.

On August 12, 2013, the Company and certain directors filed an answer to the complaint denying all the allegations of wrongdoing. The Company’s position is that the shares at issue in this matter granted to Mr. Yao were authorized under the Plan. The Company and the directors intend to vigorously defend this matter.

Uncommitted Trade Credit Facilities

The Company entered into uncommitted trade credit facilities with certain financial institutions. Substantially all of the uncommitted trade credit facilities were guaranteed by Mr. Yao, the Company’s Chairman, Chief Executive Officer and principal stockholder.

The uncommitted trade credit facilities at September 30, 2013 were as follows:

	Date of Expiration	Total Facilities	Facilities Used	Facilities Available

Armco HK

DBS (Hong Kong) Limited (i)	October 21, 2014	20,000,000	3,873,570	16,126,430

RZB (Beijing) Branch (ii)	February 28, 2014	15,000,000	-	15,000,000

Sub-total - Armco HK		35,000,000	3,873,570	31,126,430

Henan Armco

Bank of China (iii)	May 23, 2014	4,882,892	-	4,882,892

China CITIC Bank (iv)	May 31, 2014	6,510,523	-	6,510,523

ICBC (v)	September 09, 2014	3,255,261	2,631,290	623,971

Guangdong Development Bank Zhengzhou Branch (vi)	January 10, 2014	12,695,519	9,306,240	3,389,279

Sub-total – Henan Armco		27,344,195	11,937,530	15,406,665

Renewable Metals

Bank of China Lianyungang Branch (vii)	December 27, 2015	8,138,153	8,138,153	-

Shanghai Pudong Development Bank (viii)	August 25, 2014	2,441,446	1,627,631	813,815

Bank of Communications Lianyungang Branch (ix)	February 8, 2014	11,718,941	5,696,707	6,022,234

Sub-total – Renewable Metals		22,298,540	15,462,491	6,836,049

		$84,642,735	$31,273,591	$53,369,144

(i)

On December 21, 2011, Armco HK entered into a Banking Facilities Agreement with DBS Bank (Hong Kong) Limited of $20,000,000 for issuance of commercial letters of credit in connection with the Company’s purchase of metal ore.  The Company pays interest at LIBOR or DBS Bank’s cost of funds plus 2.50% per annum on issued letters of credit in addition to an export bill collection commission equal to 1/8% of the first $50,000 and 1/16% of the balance and an opening commission of 1/4% on the first $50,000 and 1/16% of the balance for each issuance.  Amounts advanced under this facility are repaid from the proceeds of the sale of metal ore.  The lender may terminate the facility at anytime at its sole discretion. The facility is secured by the charge on cash deposit of the borrower, the borrower’s restricted pledged deposit in the minimum amount of 3% of the letter of credit amount, the Company’s letter of comfort and the guarantee of Mr. Kexuan Yao. .

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

(iv)

On June 18, 2012, Henan Armco obtained a RMB 40,000,000 (approximately $6.5 million) line of credit from China Citic Bank, Zhengzhou Branch, for issuance of letters of credit to finance the purchase of metal ore and scrap metal expiring one (1) year from the date of issuance. The facility is guaranteed by Renewable Metals and Mr. Kexuan Yao, the Company’s Chairman and Chief Executive Officer.

(v)

On September 10, 2013, Henan Armco obtained a RMB 20,000,000 (approximately $3.2 million) line of credit from ICBC, for issuance of letters of credit to finance the purchase of metal ore and scrap metal expiring one (1) year from the date of issuance. The facility is guaranteed by Renewable Metals and Mr. Kexuan Yao, the Company’s Chairman and Chief Executive Officer.

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

(vii)

On March 15, 2013, Renewable Metals entered into a line of credit facility in the amount of RMB50, 000,000 (approximately $8.1 million) from Bank of China, Lianyungang Branch for the purchase of raw materials. The facility is expiring December 27, 2015 with interest at 7.872% per annum. The facility is secured by Renewable metals properties, machinery and equipment and land use rights, and guaranteed by Mr. Kexuan Yao, Ms. Yi Chu, and Henan Armco, respectively.

(viii)

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

(ix)

On July 1, 2011, Renewable Metals obtained a RMB 72,000,000 (approximately $11.7 million) line of credit from Bank of Communications, Lianyungang Branch expiring two (2) years from the date of issuance, for issuance of letters of credit in connection with the purchase of scrap metal. The letters of credit require Renewable Metals to pledge cash deposit equal to 20% of the letter of credit for letters of credit at sight, or 30% for other domestic letters of credit and for extended domestic letters of credit, the collateral of inventory equal to 166% of the letter of credit. The facility is secured by Renewable Metals inventories and guarantee provided by Mr. Kexuan Yao, the Company’s Chairman and Chief Executive Officer.

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

Operating Leases

(i)     Operating Lease - San Mateo Office

On December 17, 2010, China Armco entered into a non-cancelable operating lease for office space that will expire on December 31, 2013.

Future minimum payments required under this non-cancelable operating lease were as follows:

Year ending December 31:

2013 (remainder)	11,526

$11,526

(ii)     Operating Lease - Armco Shanghai Office

On July 16, 2012, Armco Shanghai entered into a non-cancelable operating lease for office space that will expire on July 31, 2014.

Future minimum payments required under this non-cancelable operating lease were as follows:

Year ending December 31:

2013 (remainder)	26,708

2014	62,318

$89,026

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

33,333 common shares earned for the quarter ended September 30, 2013 were valued at $0.38 per share, or $12,667, which was recorded as loan guarantee expense.

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

On March 31, 2013, Renewable Metals and Hebang terminated the Leasing Agreement ("Termination Agreement"). Under the terms and conditions of the Termination Agreement, Hebang agreed to forgive the cash amount to be paid under the amended Leasing Agreement and Renewable Metals agreed to let Hebang to keep the remaining unearned 625,000 common shares, which was valued at $0.375 per share or $234,375, which was recorded as facility leasing expenses.

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

Shares Awarded during 2013

On May 2, 2013, the Company agreed to pay Director Mr. Kam Ping Chan 6,250 shares of the Company’s restricted common stock in conjunction with his re-appointment to the Company's board of directors vesting 50% on June 30, 2013 and 50% on December 31, 2013, effectively January 1, 2013.  The restricted stock vests only if Mr. Chan is still a director of the Company on the vesting date (with limited exceptions), and the shares are eligible for the payment of dividends, if the Board of Directors was to declare dividends on the Company’s common stock. These shares were valued at $0.3301 per share or $2,063 on the date of grant and are being amortized over the vesting period, or $516 per quarter in 2013.

On May 3, 2013, the Company agreed to pay Director Mr. Weiping Shen 50,000 shares of the Company’s restricted common stock in conjunction with his re-appointment to the Company's board of directors vesting 50% on September 30, 2013 and 50% on May 3, 2014.  The restricted stock vests only if Mr. Shen is still a director of the Company on the vesting date (with limited exceptions), and the shares are eligible for the payment of dividends, if the Board of Directors was to declare dividends on the Company’s common stock. These shares were valued at $0.389 per share or $19,450 on the date of grant and are being amortized over the vesting period, or $4,863 per quarter.

Summary of the Company’s Amended and Restated 2009 Stock Incentive Plan Activities

The table below summarizes the Company’s Amended and Restated 2009 Stock Incentive Plan activities:

	Number of Shares or Options	Fair Value at Date of Grant

Balance, December 31, 2011	698,507	$1,151,945

Options – granted	-	-

Options – canceled	-	-

Shares – granted	3,550,374	1,477,006

Shares – canceled	(50,000)	(14,000)

Balance, December 31, 2012	4,198,881	$2,614,951

Options – granted	-	-

Options – canceled	-	-

Shares – granted	56,250	21,513

Shares – canceled	(-)	(-)

Balance, September 30, 2013	4,255,131	$2,636,464

Vested, September 30, 2013	3,599,403	2,324,589

Unvested, September 30, 2013	655,728	$311,875

As of September 30, 2013, there were 3,944,869 shares of common stock remaining available for issuance under the Amended and Restated 2009 Stock Incentive Plan.

Note 16 – Concentrations and Credit Risk

Credit Risk Arising from Financial Instruments

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents.

As of September 30, 2013, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, none of which are insured. However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

Customers and Credit Concentrations

Customer concentrations and credit concentrations are as follows:

	Net Sales for the Interim Period Ended		Accounts Receivable at
	September 30, 2013	September 30, 2012	September 30, 2013	December 31, 2012

Customer A	-%	12.7%	-%	-%

Customer B	-%	11.5%	-%	-%

Customer C	-%	26.2%	-%	96.5%

Customer D	-%	10.7%	-%	-%

Customer E	18.7%	-%	-%	-%

Customer F	24.0%	-%	-%	-%

Customer G	-%	-%	-%	96.5%

Customer H	-%	15.2%	-%	-%

Customer I	12.6%	-%	58.3%	-%

Customer J	-%	-%	20.2%	-%
	55.3%	76.3%	78.5%	96.5%

A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition.

Vendor Concentrations

Vendor purchase concentrations and accounts payable concentration as follows:

	Net Purchases for the Interim Period Ended		Accounts Payable at
	September 30, 2013	September 30, 2012	September 30, 2013	December 31, 2012

Vendor A	-%	34.1%	-%	-%

Vendor B	-%	-%	24.5%	30.0%

Vendor C	-%	-%	-%	10.0%

Vendor D	75.3%	32.5%	-%	-%

Vendor E	-%	-%	16.0%	-%

	75.3%	66.6%	40.5%	40.0%

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

The Company had no foreign currency hedges in place to reduce such exposure for the interim period ended September 30, 2013 or 2012.

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

As of Septebmer 30, 2013, the Company had no Statutory Surplus Reserve and the Statutory Common Welfare Fund established and segregated in retained earnings.

Note 18 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued.  The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

On October 28, 2013, following receipt of an approval letter from the NYSE MKT marketplace (the “Exchange”), Armco Metals Holdings, Inc. (the “Company”) sold, via the conversion of the Note (as described below), 2,010,327 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), to Kexuan Yao, the Chief Executive Officer, President and Chairman of the Board of Directors of the Company, pursuant to a Conversion Letter and a Subscription Agreement entered into between the Company and Mr. Yao on October 22, 2013 (the “Subscription Agreement”). Mr. Yao purchased the shares through the conversion of that certain 8% Promissory Note dated March 29, 2013 in the amount of $1,000,000, with accrued interest in the amount of $45,369.86, for an aggregate amount of $1,045,369.86 (the “Note”) issued by the Company. The Note was converted at a conversion price of $0.52 per Share, such price being equal to the average of the last three closing bid prices of the Common Stock on the Exchange as of the date on which the Subscription Agreement was signed. The conversion and issuance of the Shares was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were paid with respect to such sales.

On October 28, 2013, following receipt of an approval letter from the Exchange, the Company sold 1,570,371 shares (the “PS Shares”) of Common Stock to a non-affiliated investor (the “Investor”) pursuant to a Subscription Agreement dated October 22, 2013 (the “PS Subscription Agreement”). In consideration for the PS Shares, the Investor paid an aggregate of US$816,593 or $0.52 per PS Share, such price being equal to the average of the last three closing bid prices of the Common Stock on the Exchange prior to the execution of the PS Subscription Agreement. The sale and issuance of the PS Shares was exempt from registration under the Securities Act in reliance on Section 4(a)(2). No underwriting discounts or commissions were paid with respect to such sale.

On November 7, 2013(the “Closing Date), the Company executed a securities purchase agreement (the “Purchase Agreement ”) dated November 4, 2013 with Hanover Holdings I, LLC, a New York limited liability company (“ Hanover ”).  Pursuant to the Purchase, Hanover purchase from the Company a senior convertible note with an initial principal amount of $450,000 (the “ Initial Convertible Note ”) for a purchase price of $300,000 (an approximately 33.33% original issue discount), bearing interest at 4.0% per annum, and maturing on November 7, 2014. Additionally, the Company has the right to require Hanover to purchase, on the 10 th  trading day after the effective date of the Registration Statement (defined below) (the “ Additional Closing Date ”), an additional senior convertible note with an initial principal amount of $500,000 (the “ Additional Convertible Note ” and, together with the Initial Convertible Note, the “ Convertible Notes ”) for a purchase price of $500,000. The Company may exercise its right to require Hanover to purchase the Additional Convertible Note on the Additional Closing Date by delivering to Hanover, on, or within 10 days following, the effective date of the Registration Statement, an irrevocable written notice that the Company has exercised its right to require Hanover to purchase the Additional Convertible Note. Pursuant to the Purchase Agreement, on the Closing Date, the Company issued the Initial Convertible Note to Hanover.

With respect to the Initial Convertible Note, $50,000 of the outstanding principal amount of the Initial Convertible Note (together with any accrued and unpaid interest with respect to such portion of the principal amount) will be automatically extinguished (without any cash payment by the Company) if (i) the Company has properly filed the Registration Statement with the Securities and Exchange Commission on or prior to December 23, 2013 covering the resale by Hanover of shares of the Company’s common stock, par value $0.001 per share (the “ Common Stock ”) issued or issuable upon conversion of the Convertible Notes and (ii) no event of default, or an event that with the passage of time or giving of notice would constitute an event of default, has occurred on or prior to such date. Moreover, $100,000 of the outstanding principal amount of the Initial Convertible Note (together with any accrued and unpaid interest with respect to such portion of the principal amount) shall be automatically extinguished (without any cash payment by the Company) if (i) the Registration Statement filed by the Company is declared effective by the SEC on or prior to the earlier of (i) the 120 th  calendar day after the Closing Date and (ii) the fifth business day after the date the Company is notified by the SEC and the prospectus contained therein is available for use by Hanover for the resale by Hanover of the shares of Common Stock issued or issuable upon conversion of the Convertible Notes and (ii) no event of default, or an event that with the passage of time or giving of notice would constitute an event of default, has occurred on or prior to such date.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the information contained in our unaudited consolidated financial statements and the notes thereto appearing elsewhere herein. The unaudited interim consolidated financial statements furnished in this report reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2012 and notes thereto and the Management’s Discussion and Analysis set forth in our Annual Report on Form 10-K for the year ended December 31, 2012, as amended (the “Form 10-K”).

We are on a calendar year; as such the three month period ended September 30, 2013 is referred to as our “third quarter” and the nine month period ended September 30, 2013 is referred to as the “first nine months of fiscal 2013”, and the prospective three month period ended December 31, 2013 is referred to as the "fourth quarter of 2013". The past year ended December 31, 2012 is referred to as “2012,” the current year ending December 31, 2013 is referred to as “2013,” and the coming year ending December 31, 2014 is referred to as “2014.”

Certain statements in this section contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements contained in this report and not clearly historical in nature are forward-looking, and the words “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “intends,” “potential,” and similar expressions (as well as other words or expressions referencing future events, conditions or circumstances) generally are intended to identify forward-looking statements.  Any statements in this report that are not historical facts are forward-looking statements. Actual results may differ materially from those projected or implied in any forward-looking statements. Such statements involve risks and uncertainties, including but not limited to those relating to product and customer demand, market acceptance of our products, the ability to create new products, the ability to achieve a sustainable profitable business, the effect of economic conditions, the ability to protect our intellectual property rights, competition from other providers and products, risks in product development, our ability to raise capital to fund continuing operations, and other factors discussed from time to time in the Company's Securities and Exchange Commission filings. The Company undertakes no obligation to update or revise any forward-looking statement for events or circumstances after the date on which such statement is made except as required by law.

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

China steel industry sees a brighter a third quarter which most domestic steelmakers are seeing an improvement in their third-quarter performance. The steel industry’s better performance in the third quarter was associated with boosts from infrastructure construction, and the automotive and real estate markets. After growing for two consecutive months, China’s steel price index edged down 1.54 points to 100.57 at the end of September, with the indicator slipping below the neutral 100 mark in October. Although steel firms' profit declined along with the descending steel price in September, they still estimated to stay profitable on average in the three months from July to September, outperforming the previous two quarters. While on China domestic steel raw material market, both prices of scrap steel and metal ores were widely fluctuating and constantly declining through September. Industrial experts and officers from China Association of Metalscrap Utilization and China Iron Ore and Steel Association estimate the steel scrap use this year is expected to reduce because of some policy and financial reasons. Consequently, the wide swings and decline in prices of scrap steel and metal ores adversely affect our profit margin on both trading and recycling business in the third quarter, especially the prices decline in scrap steel resulting an approximately $1.5 million of inventory deprecation in our recycling business.

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

We formally commenced the operation of our scrap metal recycling facility in the Banqiao Industrial Zone of Lianyungang Economic Development Zone in the Jiangsu province of the PRC (the “Facility”) in the late third quarter of 2010.    The Facility recycles automobiles, machinery, building materials, dismantled ships and various other scrap metals.  We sell and distribute the recycled scrap metal to the metal refinery industry in the PRC utilizing our existing network of metal ore customers while continuing to seek new customers. During the third quarter of 2013, our net revenue in the scrap metal recycling business decreased by 8% to $12 million from $13 million in the third quarter of 2012.  Our production decreased by 23% to 34,692 metric tons (“MT”) from 44,793 MT in the third quarter of 2012.   The decrease in sales and production in our scrap metal recycling business is primarily due to the weaken demand and price decline for our scrap products in the quarter which resulted in an approximately $1.5 million inventory write-off.  Consequently, for the third quarter of 2013, our scrap metal business sold approximately 30,469 MT of scrap metals, generating approximately $12 million of revenue and - $1.9 million of gross profit; for the first nine months of 2013, our scrap metal business sold approximately 96,063 MT, generating approximately $40 million of revenue and $0.8 million of gross profit.

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

We invested approximately $51 million in the aggregate to acquire land use rights, construct the Recycling Facility and purchase equipment at the Recycling Facility in 2009 and 2010. These capital expenditures were funded from a portion of the net proceeds we received from our equity and debt offerings and vendor financing. During the third quarter of 2013, we continued to utilize bank facilities to finance our operations and expansions. We maintain nine bank facilities, which provide for the issuance of commercial lines of credit for letters of credit in the aggregate amount of $85 million, of which approximately $53 million is available to us at September 30, 2013.

Our Performance

Our net revenues increased by approximately 33% in the third quarter of 2013 compared to the same period in 2012 while our gross profit margin decreased significantly to -9.1% from 12.5%. Our operating expenses decreased by 11% or $0.2 million in the third quarter compared to the same period in 2012 mainly due to the decreases in general and administrative expenses and professional fees.  Our net loss in the third quarter was - $3.5 million, compared with net income of $0.13 million in the third quarter of 2012.  The substantial decline in profit was resulted from significantly decrease in our gross margin both in our recycling business and trading business during the quarter. By business section, in third quarter our net revenue from recycling business decreased by 11% to $12 million from $13 million and the gross margin decreased to -15.5% from 14% respectively, compared to same period of 2012.  Our net revenue from trading business increased by 323% to $8.5 million from $2.0 million and the gross margin decreased to 2.12% from 14%, respectively, compared to the same period of 2012.

Our net revenues decreased by 10% in the first nine months of 2013 compared to the same period in 2012 and our gross profit margin decreased slightly to 1.8% from 6.0%, respectively.  The decrease in revenues in the first nine month was due to significantly decreased sales from our metal ore trading business during the first nine months compared to the same period of 2012and partially offset by the increase in revenues from scrap metals recycling business in the first nine months compared to same period of 2012.   Our operating expenses during the first nine months of 2013 decreased by $0.8 million or 17% compared to the same period in 2012, mainly due to decreased general and administrative expenses and operating cost of idle manufacturing facility.  Our net loss for the first nine months of 2013 was $3.7 million, compared to net loss of $3.2 million from the same period of a year ago.  The 2013 results reflect the decreased revenue and profit margin occurred mainly in the third quarter of 2013.

Our Outlook

Our performance during the third quarter of 2013 showed moderately decreased sales with a substantially lower gross margin in comparison to the same period in 2012. In the short term, we believe domestic steel output is expected to decline modestly in the fourth quarter on softening demand which will keep steel prices at low levels. Market demand is expected to moderate in coming months due to the lower pace of steel production. In the middle and long term, we believe that the low income housing construction, ongoing urbanization and increasing domestic consumption in China will continue to support the growth of the steel industry.    In the long run, we also expect our recycling business to benefit substantially from the measures and policies to be implemented gradually by the Chinese government according to its 12th Five Year Plan (2011-2015).  Under this plan, China intends to restructure its iron and steel industry to be more energy efficient and have increased environmental protection by adopting and developing the most advanced technology in the world.

Metal Ore Trading.   The metal ore prices experienced high price volatility in the third quarter of 2013.  The imported iron ore price rebounded rapidly in July from June and reached its high in the middle of August then began to fall. . We expect the price of iron ore may stabilize at its current level in the remaining of the year.  Our trading business increased significantly in net revenues during the third quarter of 2013 compared to the same period in 2012 while gross profit margin decreased to -0.1% from 3.5% compared to same period of last year due to high price volatility in the quarter. We continued to firm our business relationship with worldwide suppliers and stabilize our supply capacity. We believe that our effort to build our supply capacity will benefit us in the long term and strengthen our market position in the industry in the PRC. Moreover, we continued to develop our new “Commodity Financing” model and expect to make some major progresses which we have obtained support from several banks.

Scrap Metal Recycling. Gross profit margin for our recycling business decreased significantly compared to same period of prior year due to the factors described above. The gross profit margin for our recycling business decreased significantly to -15.5% and 2.1%, respectively, for the three months and nine months ended September 30, 2013 compared to 14% and 8%, respectively, for the same periods of 2012 due to price decline and weak demand. The weak market for steel scrap may continue in the rest of 2013 while steel price is expected to stabilize after decline in the third quarter. However, in the long-term, we believe the country's ongoing urbanization process will increase new steel demand which will definitely drive the steel scrap market during the 13th Five-Year-Plan period. Through the past two years’ operation, we have achieved many major goals such as optimizing production process, improving cost control and management, developing and streamlining supply chain, establishing long term strategic partnership with key clients, obtaining various qualifications and licenses, and building our brand in the industry. We believe that we will benefit from the Chinese governmental mandates to increase the use of scrap metal steel as it encourages the use of scrap as opposed to the use of iron ore to satisfy the demand for steel products per China’s Five Year Plan and related national policies. We intend to devote a significant amount of our resources towards the improvement of our operations and if appropriate, its expansion. At the same time, we will continue to pursue our strategy to create a local network of raw material suppliers for our Recycling Facility and expand our oversea supply channels.

While we believe our business is well positioned to grow in the coming years, we will need to continue our efforts to provide capital liquidity to support that growth, although we can offer no assurances that we can acquire such capital on terms acceptable to us.

RESULTS OF OPERATIONS

The table below summarizes the consolidated operating results for the three and nine months ended September 30, 2013 and 2012.

	For the Nine Month Ended September,				For the Three Month Ended September,
	2013		2012		2013		2012
Net revenues	$62,497,489		$68,939,767		$20,470,236		$15,360,842
Cost of goods sold	61,368,531	98.2%	64,834,976	94%	22,337,332	109.1%	13,441,066	87.5%
Gross profit	1,128,958	1.8%	4,104,791	6%	(1,867,096)	(9.1)%	1,919,776	12.5%

Total operating expenses	4,166,070	6.7%	4,996,864	7.2%	1,221,089	6.0%	1,375,301	9.0%

Operating income (loss)	(3,037,112)	(4.9)%	(892,073)	(1.3)%	(3,088,185)	(15.1)%	544,475	3.5%

Net Revenues

Net revenues for the third quarter of 2013 decreased by approximately 33.3% over the same period in 2012, primarily as a result of an increase in sales of Chromium $7.0 million, partially offset by $1.4 million decrease in sales of scrap steel and $.7 million decrease in sales of manganese ore.

Net revenues for the first nine months of 2013 decreased by approximately 9.3% over the same period in 2012, mainly as sales of iron ore decreased by $34 million, partially offset by $15.5 million increase in sales of scrap steel, 7.8 million increase in sales of Chromium, and 2.5 million in sales of manganese. Revenue for the nine month period decreased compared to the same period of 2012 primarily due to sluggish market and decreased demand for our products in the period which our customers decreased orders.   The type of products we buy and sell are subject to change and are dependent upon availability and the demands of our customers.

Cost of Goods Sold

Cost of goods sold for the third quarter of 2013 was $22.3 million, a decrease of $9.0 million over the same period in 2012 and represents a gross profit margin of -9.1% compared to 12.5% in the third quarter of 2012. This gross profit margin decrease was primarily due to the significantly decreased margins on our sales of scrap metals which we acquired the raw materials of scrap at higher price during the market rebound during the period and we had an inventory write-off of $2.0 million as result of the price decline at end of the quarter.

For the first nine months of 2013, cost of goods sold was $61.4 million, a decrease of $3.47 million from the same period in 2012, and represents a gross profit margin of 1.8% compared to 6.0% for the same period in 2012. This profit margin decrease was primarily due to the decrease in profit margins in sales of scrap metals compared to same period in 2012.

Total Operating Expenses

Operating expenses for the three and nine months ended September 30, 2013 were $1.2 million and $4.2 million, representing decreases of $0.15 million and $0.83 million, compared to the three and nine months ended September 30, 2012, respectively.

For the three months ended September 30, 2013, the decrease in operating expenses was primarily due to a decrease in general and administrative expenses of $0.13 million, and a decrease in profession fees of $0.07million including legal fees, audit fees, investor relations, website design and SEC filing services.  These decreases were partially offset by an increase in operating cost of our idle of $0.04 million.

For the nine months ended September 30, 2013, the decrease in operating expenses was primarily due to a decrease in selling expenses of $0.18 million, a decrease in general and administration expenses of $0.59 million, and a decrease in operating cost of idle manufacturing facility of $0.21 million. These decreases were partially offset by an increase in professional fees of $0.14 million including legal fees, audit fees, investor relations, website design and SEC filing services.

Other (Income) expense

Total other expense for the three and nine months ended September 30, 2013 were $0.047 million and $0.6 million, respectively. During the three and nine months ended September 30, 2012, we had other expenses of $0.42 million and $2.2 million, respectively.

For the three months ended September 30, 2013, interest expenses decreased $0.13 million over the comparative period in 2012, mainly due to decreases in use of borrowings in the third quarter, partially offset by $0.05 million decrease in interest income. During the third quarter, we accounted for other expense of $0.14million.

For the nine months ended September 30, 2013, total other expenses decreased $1.6 million, compared to the same period in 2012, mainly due to a decrease in interest expense of $0.23 million, a decrease in other expense of $0.1 million, and a decrease in Change in fair value of derivative liability of $0.9 million. These decreases in total other expenses were partially offset by a decrease in interest income of $0.08 million.

Income tax (benefit) expense

Income tax (benefit) expenses for the three and nine months ended September 30, 2013 was ($12,618) and $0.05 million, respectively. In the comparative periods in 2012, income tax (benefit) expense was $($8,000) and $0.14 million, respectively.  .

Net income (loss)

Our net loss in the third quarter of 2013 was ($3.5) million, compared with a income of $0.13 million in the third quarter of 2012. The significant decline in profit is primarily due to the substantial decrease in gross profit margin to -15% in this quarter from 12.5% of same period in 2012, partially offset by a $1.6 million decrease in total other expenses.

Our net loss for the first nine months of 2013 was $3.7 million, compared to net loss of $3.2 million from the same period of 2012 due to a decrease of $0.9 million in, a decrease of $6.4 million in net revenues and a decrease of $3.0 million in gross profit, partially offset by a decrease of $0.8 million in total operating expenses and a decrease of $1.6 million in total other expenses.

Comprehensive Income (Loss)

During the three and nine months ended September 30, 2013, our comprehensive income (loss) amounted to ($2.7) million and ($3.0) million, respectively, compared to comprehensive income of $0.06 million and ($3.1 million) in the comparative periods in 2012, respectively. Comprehensive income (loss) consists of our net income and other comprehensive income, including change in unrealized loss of marketable securities and foreign currency translation gain (loss).  The functional currency of four of our subsidiaries operating in the PRC is the Chinese Yuan or RMB. The financial statements of our subsidiaries are translated to U.S. dollars using the exchange rate prevailing as of the date of the balance sheet for assets and liabilities, and average exchange rates (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations.  As a result of these translations, we reported a foreign currency translation gain of $1.1 million the first nine months of 2012, comparable to a gain of $0.2 million for the same period in 2012. These non-cash losses and gains had the effect of increasing our reported comprehensive income in both periods.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash.

Our cash balance at September 30, 2013 totaled $2.8 million, an increase of $1.4 million as compared to $1.4 million at December 31, 2012.  At September 30, 2013 our working capital was ($1.12) million, as compared to $0.31 million at December 31, 2012.

As of September 30, 2013, we had invested a total of approximately $50 million for the acquisition of land use rights, construction and equipment purchases for the Facility. We expect to expand the production capacity at the Facility in the future and to build or acquire additional facilities in the future, depending on market conditions.  We have not set a timeframe for this expansion.

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

We believe we can get sufficient working capital for our operations for at least the next 12 months.  We have bank facilities which provide for cash borrowings or the issuance of commercial letters of credit that we require in our metal ore trading business in the aggregate amount of $85 million.  Approximately $53 million was available under these facilities at September 30, 2013.

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

On October 28, 2013, following receipt of an approval letter from the NYSE MKT marketplace (the "Exchange"), Armco Metals Holdings, Inc. (the "Company") sold, via the conversion of the Note (as described below), 2,010,327 shares (the "Shares") of the Company's common stock, par value $0.001 per share (the "Common Stock"), to Kexuan Yao, the Chief Executive Officer, President and Chairman of the Board of Directors of the Company, pursuant to a Conversion Letter and a Subscription Agreement entered into between the Company and Mr. Yao on October 22, 2013 (the "Subscription Agreement"). Mr. Yao purchased the shares through the conversion of that certain 8% Promissory Note dated March 29, 2013 in the amount of $1,000,000, with accrued interest in the amount of $45,369.86, for an aggregate amount of $1,045,369.86 (the "Note") issued by the Company. The Note was converted at a conversion price of $0.52 per Share, such price being equal to the average of the last three closing bid prices of the Common Stock on the Exchange as of the date on which the Subscription Agreement was signed. The conversion and issuance of the Shares was exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were paid with respect to such sales.

On October 28, 2013, following receipt of an approval letter from the Exchange, the Company sold 1,570,371 shares (the "PS Shares") of Common Stock to a non-affiliated investor (the "Investor") pursuant to a Subscription Agreement dated October 22, 2013 (the "PS Subscription Agreement"). In consideration for the PS Shares, the Investor paid an aggregate of US$816,593 or $0.52 per PS Share, such price being equal to the average of the last three closing bid prices of the Common Stock on the Exchange prior to the execution of the PS Subscription Agreement. The sale and issuance of the PS Shares was exempt from registration under the Securities Act in reliance on Section 4(a)(2). No underwriting discounts or commissions were paid with respect to such sale.

On October 22, 2013, Armco HK extended the Banking Facilities Agreement with DBS Bank (Hong Kong) Limited (originally entered on December 21, 2011) of $20,000,000 for issuance of commercial letters of credit in connection with the Company’s purchase of metal ore.  The Company pays interest at LIBOR or DBS Bank’s cost of funds plus 2.50% per annum on issued letters of credit in addition to an export bill collection commission equal to 1/8% of the first $50,000 and 1/16% of the balance and an opening commission of 1/4% on the first $50,000 and 1/16% of the balance for each issuance.  Amounts advanced under this facility are repaid from the proceeds of the sale of metal ore.  The lender may terminate the facility at anytime at its sole discretion. The facility is secured by the charge on cash deposit of the borrower, the borrower’s restricted pledged deposit in the minimum amount of 3% of the letter of credit amount, the Company’s letter of comfort and the guarantee of Mr. Kexuan Yao.  At September 30, 2013, the balance outstanding under this facility was $3,873,570.

 On November 7, 2013 (the “Closing Date”), Armco Metals Holdings, Inc. consummated the transactions contemplated by that certain securities purchase agreement (the “Purchase Agreement”) dated November 4, 2013 with Hanover Holdings I, LLC, a New York limited liability company (“Hanover”). The Purchase Agreement provided that, upon the terms and subject to the conditions set forth therein, Hanover purchase from the Company a senior convertible note with an initial principal amount of $450,000 (the “Initial Convertible Note”) for a purchase price of $300,000 (an approximately 33.33% original issue discount). Additionally, the Company has the right to require Hanover to purchase, on the 10th trading day after the effective date of the Registration Statement (defined below) (the “Additional Closing Date”), an additional senior convertible note with an initial principal amount of $500,000 (the “Additional Convertible Note” and, together with the Initial Convertible Note, the “Convertible Notes”) for a purchase price of $500,000. The Company may exercise its right to require Hanover to purchase the Additional Convertible Note on the Additional Closing Date by delivering to Hanover, on, or within 10 days following, the effective date of the Registration Statement, an irrevocable written notice that the Company has exercised its right to require Hanover to purchase the Additional Convertible Note. Pursuant to the Purchase Agreement, on the Closing Date, the Company issued the Initial Convertible Note to Hanover. The full disclosure is included in the Form 8K filed with SEC on November 13, 2013. On November 13, 2013 the Company issued 47,022 commitment shares to the investor as per the Purchase Agreement.

On November 13, 2012, Armco HK entered into Amendment No. 3 to the March 25, 2009 uncommitted Trade Finance Facility with RZB Austria Finance (Hong Kong) Limited. The amendment provides for the issuance of $15,000,000 of commercial letters of credit in connection with the purchase of metal ore, an increase of $5,000,000 over the amounts provided for in the March 25, 2010 facility. The Company pays interest at 200 basis points per annum plus the lender’s cost of funds per annum on issued letters of credit in addition to fees upon issuance of the letter of credit of 1/16% for issuance commissions, negotiation commissions, commission-in-lieu and collection commissions. Amounts advanced under this facility are repaid from the proceeds of the sale of metal ore. The lender may, however, terminate the facility at any time or at its sole discretion upon the occurrence of any event which causes a material market disruption in respect of unusual movement in the level of funding costs to the lender or the unusual loss of liquidity in the funding market. The lender has the sole discretion to decide whether or not such event has occurred. The facility is secured by restricted cash deposits held by the lender, the personal guarantee of Mr. Kexuan Yao, the Company’s guarantee, and a security interest in the contract for the purchase of the ore for which the letter of credit has been issued and the contract for the sale of the ore. At September 30, 2013, no balance was under this facility.

On June 8, 2013, Henan Armco obtained a RMB 30,000,000 (approximately $4.8 million) line of credit from Bank of China for issuance of letters of credit to finance the purchase of metal ore and scrap metal expiring May 23, 2014. The facility is secured by the guarantee provided by Renewable Metals and the pledge of movable assets provided by the borrower. Amounts advanced under this line of credit are repaid from the proceeds of the sale of metal ore. At September 30, 2013, no balance was under this facility.

On June 18, 2012, Henan Armco obtained a RMB 40,000,000 (approximately $6.5 million) line of credit from China Citic Bank, Zhengzhou Branch, for issuance of letters of credit to finance the purchase of metal ore and scrap metal expiring one (1) year from the date of issuance. The facility is guaranteed by Renewable Metals and Mr. Kexuan Yao, the Company’s Chairman and Chief Executive Officer. At September 30, 2013, no balance was under this facility.

On September 10, 2013, Henan Armco obtained a RMB 20,000,000 (approximately $3.2 million) line of credit from ICBC, for issuance of letters of credit to finance the purchase of metal ore and scrap metal expiring one (1) year from the date of issuance. The facility is guaranteed by Renewable Metals and Mr. Kexuan Yao, the Company’s Chairman and Chief Executive Officer. At September 30, 2013, the balance outstanding under this facility was $2,631,290.

On September 19, 2012, Henan Armco obtained a RMB 78,000,000 (approximately $12.6 million) line of credit from Guangdong Development Bank Zhengzhou Branch for issuance of letters of credit to finance the purchase of metal ore.  The Company pays interest at 120% of the applicable base rate for lending published by the People’s Bank of China (“PBC”) at the time the loan is made on issued letters of credit.  The facility is secured by the guarantee provided by Mr. Kexuan Yao and Renewable Metals jointly and the pledge of movable assets provided by the borrower. Amounts advanced under this line of credit are repaid from the proceeds of the sale of metal ore. At September 30, 2013, the balance outstanding under this facility was $9,306,240.

On March 15, 2013, Renewable Metals entered into a line of credit facility in the amount of RMB50, 000,000 (approximately $8.1 million) from Bank of China, Lianyungang Branch for the purchase of raw materials. The facility is expiring December 27, 2015 with interest at 7.872% per annum. The facility is secured by Renewable metals properties, machinery and equipment and land use rights, and guaranteed by Mr. Kexuan Yao, Ms. Yi Chu, and Henan Armco, respectively. At September 30, 2013, the balance outstanding under this facility was $8,138,153.

On July 24, 2012, Renewable Metals entered into a line of credit facility in the amount of RMB 15,000,000 (approximately $2.4 million) from Shanghai Pudong Development Bank for the purchase of raw materials. The term of the facility is 12 months with interest at 120% of the applicable base rate for lending published by the People’s Bank of China (“PBOC”) at the time the loan is drawn down per annum. The facility is secured by Armco machinery’s land use right and guarantees provided Mr. Kexuan Yao, Ms. Yi Chu. At September 30, 2013, the balance outstanding under this facility was $1,627,631.

On July 1, 2011, Renewable Metals obtained a RMB 72,000,000 (approximately $11.7 million) line of credit from Bank of Communications, Lianyungang Branch expiring two (2) years from the date of issuance, for issuance of letters of credit in connection with the purchase of scrap metal. The letters of credit require Renewable Metals to pledge cash deposit equal to 20% of the letter of credit for letters of credit at sight, or 30% for other domestic letters of credit and for extended domestic letters of credit, the collateral of inventory equal to 166% of the letter of credit. The facility is secured by Renewable Metals inventories and guarantee provided by Mr. Kexuan Yao, the Company’s Chairman and Chief Executive Officer. At September 30, 2013, the balance outstanding under this facility was $5,696,707.

The following table provides certain selected balance sheet comparisons as of September 30, 2013 and December 31, 2012.

	30-Sep-13	31-Dec-12	Increase (decrease)%
Cash	$2,761,520	$1,367,171	$1,394,349	102%
Pledged deposits	6,338,496	4,590,829	1,747,667	38.07%
Marketable securities	1,090,089	1,213,641	(123,552)	(10)%
Bank acceptance notes receiveable	1,635,769	7,926	1,627,843	n/a
Accounts receivable, net	7,831,856	15,699,390	(7,867,534)	(50.1)%
Inventories	21,981,311	13,378,445	8,602,866	64.3%
Advance on purchases	1,619,771	2,238,652	(618,881)	(27.6)%
Prepayments and other current assets	1,166,568	453,299	713,269	157.4%
Total Current Assets	44,425,380	38,949,353	5,476,027	14.1%

Loan and convertible note payable	23,968,968	19,109,930	4,859,038	25.4%
Banker's acceptance note payable and letters of credit	10,254,073	8,624,734	1,629,339	18.9%
Current maturities of capital lease obligation	2,074,275	2,615,296	(541,021)	(20.7)%
Accounts payable	1,434,150	1,141,583	292,567	25.63%
Advance received from Chairman and CEO	953,827	0	953,827	n/a
Loan from CEO	1,025,407	0	1,025,407	n/a
Customer deposits	1,812,458	1,577,194	235,264	14.92%
Corporate income tax payable	361,761	407,621	(45,860)	(11.3)%
Derivative Liability - Convertible note	114,586	0	114,586	n/a
Derivative Liability - Warrant	0	306,708	(306,708)	n/a
Value added tax and other taxes payable	1,407,832	2,504,677	(1,096,845)	(43.8)%
Accrued expenses and other current liabilities	1,324,999	2,355,903	(1,030,904.0)	(43.8)
Deposit for stock subcription	813,815	0	813,815	n/a %
Total Current Liabilities	45,546,151	38,643,646	6,902,505	17.9%

Our current assets at September 30, 2013 were $44 million, an increase of $5.5 million, or 14%, from December 31, 2012. This overall increase reflects an increase of $8.6 million in inventories, an increase of $1.7 million in pledged deposits, an increase of $1.6 million in bank acceptance notes receivable, an increase of $1.4 million in cash, and an increase in prepayments and other current assets of $0.7 million. These increases were partially offset by a decrease of $7.9 million in accounts receivable, a decrease of $0.6 million in advance on purchases, and a decrease of $0.1 million in marketable securities.

Inventories increased $8.6 million at September 30, 2013 compared to December 31, 2012, primarily due to increased purchase of scrap metals, chrome and manganese ore during the quarters.

Our pledged deposits increased $1.7 million at September 30, 2013 from December 31, 2012, primarily due to the transactions associated with the pledged deposits have been settled which the related pledged deposits either have been released to us or used for payments to vendors.

Our accounts receivable decreased $7.9 million at September 30, 2013 from December 31, 2012, mainly due to the timing difference between the sales and collections of sales of Chrome and scrap metal transactions during the quarters.

Our prepayments and other current assets increased $0.7 million at September 30, 2013 compared to December 31, 2012 primarily due to the increases in prepayments and deposits for our metal ore trading business and deposits related to our scrap metal recycling operations.

Marketable securities decreased $0.12 million at September 30, 2013 compared to December 31, 2012 due to the temporary decrease in the market value of our securities.

Our cash increased $1.4 million at September 30, 2013 compared to December 31, 2012 as less cash has been used in company operation expenses.

Advance on purchases decreased $0.6 million at September 30, 2013 compared to December 31, 2012, and consisted of prepayments to vendors for merchandise and deposits on pending purchases.  These advances on purchases are customary in our business and help us secure inventory below prevailing market prices, thereby providing us with a better opportunity to increase our gross profit margins.

At September 30, 2013, our total current liabilities increased $6.9 million, or 18%, from December 31, 2012, which reflected  mainly an increase in banker's acceptance notes payable and letter of credit of $1.6 million, an increase in loans and convertible note payable of $4.9 million, an increase in loan from CEO of 1.0 million, an increase in advances received from Chairman and CEO of $0.95 million, an increase in deposit for stock subscription, an increase in accounts payable of $0.3 million, an increase in customer deposits of $0.23 million, and an increase in derivative liability of $0.1 million. These increases are partially offset by a decrease in value added tax and other taxes payable of $1.1 million, a decrease in accrued expenses and other current liabilities of $1.0 million, a decrease in current maturities of capital lease obligation, a decrease in derivative liability-warrant of $0.3 million, and a decrease in corporate income tax payable of $0.05 million .

Accounts payable increased $0.29 million at September 30, 2013 compared to December 31, 2012 primarily due to the increased outstanding balance owed to our suppliers during the first three quarters.

Customer deposits increased $0.23 million at September 30, 2013 compared to December 31, 2012due to timing of customer orders and amounts that we require for deposits. We recognize customer deposit as revenue when the goods have been delivered and the risk of loss has transferred to the customer either at the port of origin or port of destination based on the shipping terms we agree to with our customer. The increase in customer deposits also partially resulted from our implementation of pre-selling strategy to speed our fund turnover.

Loans and convertible note payable increased $4.9 million at September 30, 2013 compared to December 31, 2012 due to short-term borrowings under our letter of credit facilities in the first nine months of 2013 used to finance the payment of purchases. We used collections of accounts receivable to repay these short-term borrowings.

Banker's acceptance note payable increased $1.6 million at September 30, 2013 compared to December 31, 2012 primarily due to increases in short-term borrowings used in raw materials acquisition.

Accrued expenses and other current liabilities decreased $1.0 million at September 30, 2013 compared to December 31, 2012 due to timing difference of shipments and payment of our payables. Accrued expenses consist of accrued expenses and other payables related to shipping fees.

At September 30, 2013, we owed our Chairman and CEO, Mr. Kexuan Yao, $0. 95 million for funds he advanced to us for working capital purposes and a $1.0 million loan from CEO for working capital.

Corporate income tax payable decreased $0.05 million at September 30, 2013 compared to December 31, 2012 mainly due to tax payable increase for the first nine months of 2013.

We do not have any commitments for capital expenditures at September 30, 2013.

Statement of Cash Flows

For the first nine months of 2013, our net increase in cash totaled $1.4 million, and was comprised of $8.6 million provided by financing activities and $1.8 million from investing activities, offset by $5.3 million used in operating activities.

For the first nine months of 2012, our net decrease in cash totaled $0.45 million, and was comprised of $3.1 million provided by financing activities and $1.7 million from investing activities, offset by $5.2 million used in operating activities.

Cash Flows from Operating Activities

For the first nine months of 2013 cash used in operations of $5.3 million was mainly comprised of an increase in inventories of $7.5 million, an increase in bank acceptance notes receivable of $1.6 million, a decrease in taxes payable of $1.2 million, a decrease in accrued expenses and other current liabilities of $1.1 million, an increase in prepayments and other current assets of $0.8 million, and an increase in advance on purchases of $0.02 million. These cash outflows were partially offset by a decrease in accounts receivable of $8.3 million, a decrease in accounts payable of $0.22 million, and a decrease in customer deposits of $0.2 million.

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

Cash Flows from Investing Activities

For the nine months ended September 30, 2013 net cash from in investing activities of $1.8 million was due to proceeds received from the release of pledge deposits of $16.4 million, partially offset by purchases of property and equipments of $0.2 million and payment made toward pledged deposits of $18.0 million.

For the nine months ended September 30, 2012 net cash from in investing activities of $1.7 million was due to proceeds received from the release of pledge deposits of $18.7 million, partially offset by purchases of property and equipments of $0.8 million and payment made toward pledged deposits of $16.2 million.

Cash Flows from Financing Activities

For the nine months ended September 30, 2013 cash provided by financing activities of $ 8.6 million was mainly due to proceeds from loans payable of $35.9 million, banker’s acceptance notes payable of $1.4 million, proceeds from sales of common stock of $1.6 million, proceeds from CEO loan of $1.0 million, advances from CEO of $1.0 million, deposit for stock subscription of $0.8 million, partially offset by repayment of loans payable of $31.2 million, and repayment of capital lease obligation of $2.0 million.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS.

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Banker's acceptance notes payable and letters of credit (1)	$10,254,073	$10,254,073	$-	$-	$-
			-	-	-
Short-Term Loans Payable (2)	23,968,968	23,968,968	-	-	-
Capital Lease Obligations (3)	2,540,553	2,074,275	466,278	-	-
Operating Lease Obligations (4)	100,552	38,234	62,318	-	-
Purchase Obligations	-	-	-	-	-
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP	-	-	-	-	-
Total	$36,864,146	$36,335,550	$528,596	$-	$-

At September 30, 2013, our long-term debt and financial obligations and commitments by due dates were as follows:

(1)	See Note 10 – Banker's acceptance notes payable and letters of credit in our unaudited consolidated financial statements included in this Report.

(2)	See Note 9 – Loans Payable in our unaudited consolidated financial statements included in this Report.

(3)	See Note 12 – Capital lease obligation in our unaudited consolidated financial statements included in this Report.

(4)	See Note 14 – Operating lease in our unaudited consolidated financial statements included in this Report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company and therefore, we are not required to provide information required by this Item of Form 10-Q.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, to allow timely decisions regarding required disclosure.  Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2013.  Based on that evaluation, we have identified a material weakness in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)): a lack of sufficiently qualified accounting and other finance personnel with appropriate U.S. GAAP knowledge and experience. Solely as a result of these material weaknesses, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of September 30, 2013. The general experience of our accounting and finance personnel and the qualifications of our audit committee financial expert are described in more detail below.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Except as described below, there are no material pending legal proceedings to which we are a party or of which any of our property is the subject.

Our company and our directors (the “Defendants”) are a party to a lawsuit filed on March 29, 2013 by Albert Perron in the District Court for Clark Count, Nevada (Case No.: A-13-679151-C), which seeks a declaratory judgment, rescission, unspecified damages, equitable and injunctive relief, and attorney’s fees. The complaint alleges that the directors breached their fiduciary duties to the Company by exceeding their authority under the Company’s Amended and Restated 2009 Stock Incentive Plan, as further amended (the “Plan”), by issuing shares to Mr. Kexuan Yao that exceeded the amount allowed under the Plan.

The Defendants have filed an answer to this lawsuit in which they have denied the claims being made. Some pretrial discovery has been completed. The Company’s position is that the shares at issue in this matter granted to Mr. Yao were authorized under the Plan. The Defendants intend to move for summary judgment based upon Defendants’ belief that Plaintiffs’ case is meritless. The Company and the directors intend to defend this matter vigorously.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC.  Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition.  Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

No.	Description
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f 2002
32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 0f 2002
101.INS *	XBRL Instance Document
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH *	XBRL Taxonomy Extension Schema Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

#

This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended (Securities Act), or the Exchange Act.

*

XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Armco Metals Holdings, Inc.

Date: November 14, 2013	By:	/s/ Kexuan Yao
Kexuan Yao
Chief Executive Officer

Date: November 14, 2013	By:	/s/ Fengtao Wen
Fengtao Wen
Chief Financial Officer