Form 10-K
period 2013-12-31
Armco Metals Holdings, Inc.
filed 2014-04-04
CIK 1410711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________________ TO __________________________

COMMISSION FILE NUMBER: 001-34631

ARMCO METALS HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-0491904
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Waters Park Drive, Suite 98, San Mateo, California	94403
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(650) 212-7620

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $0.001 per share	NYSE MKT

Securities registered under Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	☐	Yes	☒	No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐	Yes	☒	No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒	Yes	☐	No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.4.05 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒	Yes	☐	No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $5,530,377 on June 28, 2013.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 31,433,968 shares of common stock are issued and outstanding as of April 2, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None.

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

The following listing represents some, but not necessarily all, of the factors that may cause actual results to differ from those we may have anticipated or predicted:

●	We operate in cyclical industries and we experience volatile demand for our products;
●	Our ability to operate our scrap metal recycling facility efficiently and profitably;
●	Our ability to obtain sufficient capital to fund a potential expansion of our scrap metal recycling facility;
●	Our ability to establish adequate management, legal and financial controls in the United States and China;
●	The availability to us of supplies of metal ore and scrap metal upon favorable terms;
●	The availability of electricity to operate our scrap metal recycling facility;
●	Fluctuations in raw material prices may affect our operating results as we may not be able to pass on cost increases to customers;
●

The lack of various legal protections, which may be customarily contained in similar contracts among parties in the United States and are material to our operations, in certain agreements to which we are a party;

●	Our dependence on our key management personnel;
●	Our potential inability to meet the filing requirements imposed by the securities laws in the United States;
●	Our ineffective internal control over financial reporting;
●	The effect of changes resulting from the political and economic policies of the Chinese government on our assets and operations located in China;
●	The limitation on our ability to receive and use our revenues effectively as a result of restrictions on currency exchange in China;
●	The impact of future inflation in China on economic activities in China;
●	Our ability to enforce our rights due to policies regarding the regulation of foreign investments in China;
●

The restrictions imposed under regulations relating to offshore investment activities by Chinese residents, causing us increased administrative burdens and regulatory uncertainties, may limit or adversely affect our ability to complete any business combinations with our subsidiaries based in China;

●	Our ability to comply with the United States Foreign Corrupt Practices Act which could subject us to penalties and other adverse consequences;
●	The provisions of our articles of incorporation and by-laws that may delay or prevent a takeover may sometimes work against the best interests of our stockholders; and
●	Our controlling stockholders may take actions that conflict with the interests of our stockholders.

You should read thoroughly this report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements including those made in Part I. Item 1A. Risk Factors appearing elsewhere in this report. Other sections of this report include additional factors which could adversely impact our business and financial performance. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Unless otherwise set forth to the contrary, when used in this report the terms the “Company,” "we," "us," "ours," and similar terms refers to Armco Metals Holdings, Inc., a Nevada corporation, and our subsidiaries, the term “MT” refers to metric tons, and the term “Recycling Facility” refers to our metal recycling facility located in the Banqiao Industrial Zone, part of Lianyungang Economic Development Zone in the Jiangsu province of China.

The information which appears on our web site at www.armcometals.com is not part of this report.

PART I

ITEM 1.          DESCRIPTION OF BUSINESS.

Overview We engage in the business of metal ore trading and distribution and scrap metal recycling. Our operations are conducted primarily in China.

In our metal ore trading and distribution business, we import, sell and distribute to the metal refinery industry in China, a variety of metal ore that includes iron, chrome, nickel, copper, titanium and manganese ore, as well as non-ferrous metals, and coal. We obtain these raw materials from global suppliers primarily in Brazil, India, Indonesia, Ukraine and the United States and distribute them in China. In addition, we provide sourcing and pricing services for various metals to our network of customers.

In our scrap metal recycling business, we recycle scrap metal at our recycling facility and sell the recycled product to steel mills in China for use in the production of recycled steel. Our recycling facility commenced formal operations in the third quarter of 2010, and is located in Banqiao Industrial Zone, part of Lianyungang Economic Development Zone, in the Jiangsu province of China. Our organization structure is summarized below:

Our Industry and Market

Steel Industry and Market for Iron Ore

China is the largest developing country in the world, and the demand for steel has been growing steadily over the past decade as the country continues to experience an industrial revolution. The steel industry is an important basic industry of China’s national economy, and it plays a vital role in the country’s industrialization efforts. Our management believes that domestic steel production in China will continue to increase at current levels as the country continues to grow. According to the World Steel Association, worldwide crude steel production reached 1,607 million MT for 20131, and increased 3. 5% from 2012 to 2013 and 1.2% from 2011 to 2012. Crude steel production in China reached 779 million MT in 2013, and increased 7.5% from 2012 to 20132, 3.1% from 2011 to 2012 and 8.9% from 2010 to 2011. China accounts for 33.8% of the world steel production in 2006, and increased to 48.5% of global production in 2013.

1 http://www.worldsteel.org/media-centre/press-releases/2014/World-crude-steel-output-increases-by-3-5--in-2013.html

2 http://www.worldsteel.org/media-centre/press-releases/2014/World-crude-steel-output-increases-by-3-5--in-2013.html

Scrap Metal Recycling Industry.

China is the largest market in the world for scrap metal used in the production of steel. China produced 779 million MT of steel in 2013 and expects to produce 810 million MT in 20143. According to a report released at year end of 2013 by the Ministry of Industry and Information Technology (MIIT), steel industry will grow at a slow rate, which will continue to earn merger profit in 2014. Our management anticipates that our growth will be enhanced by the favorable environmental and other economic stimulus policies of the Chinese government. The Chinese government is seeking to, reduce pollution and save energy, and recycling metal offers advantages in line with these goals. Recycling steel requires 60% less energy, reduces air pollution by 86% and water pollution by 76% as compared to the traditional iron ore to steel processing methods. In addition, recycling metal is believed to be less costly than mining iron ore and manipulating it through the production process to form 'new' steel. Metal does not lose its inherent physical properties during the recycling process and the recycling process drastically reduces required energy and material compared to the refinement from iron ore.

The Chinese government’s stated goal in its 12th Five Year Plan (2011-2015) is to increase consumption of scrap metal by producers from 15% to 20% between 2010 and 2015. The Chinese government estimates that the scrap metals demand will be in 92 million MT which increases 4 million MT comparing to 2013 and 880 million MT of steel will be consumed annually by the year 20154 and therefore domestic demand for scrap is likely to substantially increase by 2015. Accordingly we expect that demand for scrap metal will continue to be strong. For the steel industry, the Chinese government’s stated goal in the 12th Five Year Plan (2011-2015) is to increase consumption of scrap metal by producers from 15% in 2010 to 20% in 2015. The government’s stated goal will have impact on the development of our scrap steel business favorably in the next few years. So it is estimated that China’s total demand for scrap metal in 2015 should be approximately 140 million MT.

The amount of domestic steel available for recycling is largely a function of the amount of steel in products or other applications nearing the end of their useful lives. Much of China’s steel reserves or the steel in use in China today, has only recently been put into use. For example, according to the China Iron and Steel Association, the accumulated steel product consumption in China from 1949 to 2007, or the total volume of steel products consumed during that period, was approximately 4.13 billion MT, of which approximately 2.23 billion MT, or approximately 54%, was consumed in the period from 2001 to 2007.

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

3 http://www.chinafastener.com/news-shows/fastener-news-1736.htm
4 http://www.hjkxyj.org.cn/ch/reader/view_abstract.aspx?file_no=20111118&flag=1

The Chinese government has identified the scrap metal recycling industry as a way to minimize the use of scarce natural resources and reduce energy consumption and emissions in the steel manufacturing industry. In July 2005, China’s “Steel Industry Development Policy” recommended that domestic steel producers increase the use of scrap metal in the production of steel. Chinese scrap companies once paid 17% VAT on their scrap transactions but could apply for a rebate. In 2010, this was reduced to 50% of the VAT charge, down from 70% in 2009. However, the policy expired on January 1, 2011 and was not renewed. In February 2006, The National Development and Reform Commission of China, The Ministry of Science and Technology of China, and The Ministry of Environmental Protection of China jointly issued the “Automotive Products Recycling Technology Policy.” Under the terms of this policy, auto makers were charged with the responsibility to recover and recycle abandoned vehicles. We believe that this law has increased the availability of raw materials necessary for scrap metal recycling.

The Chinese government also encourages the development of the scrap metal recycling industry. After the accession to the World Trade Organization, Chinese government adopted a favorable policy of zero tariffs on scrap steel imports and implemented a quota-free policy on the volume of imports via self-registration. In order to facilitate and regulate the domestic scrap steel recycling market, the Chinese government further revised China’s taxation policy on waste to encourage development of the scrap steel recycling industry. The Chinese government once increased the export tax to 13% for some steel and non-ferrous metal products effected for the period between April 2009 and the end of 2010. Since 2011, scrap steel and non-ferrous metal products no longer enjoy rebate for export tax. The favorable tariffs and taxation policies for scrap steel continue being in place, and we believe these policies will further benefit the scrap metal industry in China over the next few years.

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

Customers

We sell processed and non-ferrous ore to end-users such as specialty steelmakers, foundries, aluminum sheet and ingot manufacturers, copper refineries and smelters, brass and bronze ingot manufacturers, wire and cable producers, utilities and telephone networks. In addition to coal and steel billet (which is a section of steel used for rolling into bars, rods and sections), we buy and sell the following metal ore from time to time:

●	Iron Ore, which is the raw material used to make pig iron, which is in turn one of the main raw materials used to make steel. Approximately 98% of the mined iron ore is used to make steel;
●	Chrome Ore, which is used to reinforce steel and, in association with high carbon, gives resistance to wear and abrasion. It is also used in heat-resisting steels and high duty cast irons;
●

Nickel Ore, which is a silvery-white metal that takes on a high polish. It belongs to the transition metals, and is hard and ductile. It occurs most usually in combination with sulfur and iron in pentlandite, with sulfur in millerite, with arsenic in the mineral nickeline, and with arsenic and sulfur in nickel glance;

●	Copper Ore, which is used as a heat conductor, an electrical conductor, as a building material and as a constituent of various metal alloys;
●	Manganese Ore, which is a chemical element that is used industrially as pigments and as oxidation chemicals;
●	Magnesium Ore, which is used in aluminum alloying. The addition of magnesium to aluminum produces high-strength, corrosion-resistant alloys; and
●	Titanium Ore, which is one of the most widely distributed elements in the crust and an important raw material to manufacture titanium products and electrode coating.

The following table sets forth our major customers for metal ore whose sales accounted for more than 10% of our total revenues for the year of 2013:

●	Shanxi Gangxu Trade Co., Ltd.;
●	Broad Max Holding Ltd.; and
●	Sichuan Ming Da (Group) Enterprises Co., Ltd.

Suppliers

In general, we obtain ferrous and non-ferrous ore from a variety of sources, including mining companies, brokers and other intermediaries. Our metal ore distribution business requires a significant amount of working capital to pay for the various ore and scrap metal we purchase and distribute. We currently finance these purchases through a combination of various facilities, including letters of credit, bank credit lines, internally generated funds and loans from Kexuan Yao, our Chairman, President and Chief Executive Officer. In September 2012, we purchased 30,000 MT of chrome ore from Mineracao Usiminas S.A. In March 2013, we signed sales contract of 28,000 MT with our customers and we have delivered approximately 27,000 MT of the chrome ore under the sales contract to the customers. We have been focusing our efforts on securing additional contracts for various ore and metals and are still in the early stages of evaluating potential new supply opportunities.

In 2013, our major suppliers in our metal ore business were:

●	Fremery holdings Ltd; and
●	Beijing CNR CR transportation Equipment Co., Ltd.

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

Depending upon future market conditions and our ability to operate our plant at its current production capacity, we may seek to expand the capacity of the recycling facility, and we have begun to formulate a plan for the second phase of these operations. This next phase would include an expansion to increase our production capacity to two million MT per year and construction of additional scrap automobile dismantling lines to address the emerging market demand of automobile recycling. China has become the largest automobile market in the world since 2009. Expansion of the recycling facility would require a significant investment by us and would likely require us to raise additional capital. Our decisions regarding the need to expand our recycling operations will be made in future periods as market conditions and availability of capital dictate.

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

Customers

In 2012 and 2013, we sold scrap metal of approximately 148,983 and 157,772MT, respectively. The following table sets forth our major customers for scrap metal whose sales accounted for more than 10% of our total revenues for the year of 2013:

●	Shanxi Gangxu Trade Co., Ltd.;
●	Sinosteel Zhejiang Co., Ltd.; and
●	Dafeng HengMao metal renewable Co., Ltd.

In addition, CNBM International Corporation ("CNBM") is one of our major customers in 2013 whose sales accounted for approximately 9.4% of our total revenues for the year of 2013. We signed a long-term contract with CNBM but the customer was not able to perform the contract during December of 2013 and the first quarter of 2014 due to the deteriorate market condition and strict public finance and monetary policy in China. It is not clear if CNBM is able to perform the remaining contract while the contract has not been terminated.

Suppliers

In 2013, we entered into short-term agreements with multiple small deliveries at spot prices with local suppliers for the purchase of scrap metals. The names of our major suppliers are as follows:

●	LianYunGang HeBang Renewable Resource Co., Ltd.; and
●	Beijing CNR CR transportation Equipment Co., Ltd.

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

Our primary target customers in our scrap metal recycling operations are steel mills, which use our recycled metal in the production of steel. In December 2012 and January 2013, we entered into annual sales agreements with Jiangsu Lihuai Steel Co., Ltd. and ZhongJin Renewable Resources (Tianjin) Investment Co., Ltd., respectively. PRC’s 12th Five Year Plan (2011-2015) implemented beginning January 1, 2011 includes as one of its stated objectives the increase use of recycled steel to save energy and reduce emission. For the steel industry, the 12th Five Year Plan's goal is to increase consumption of scrap metal by producers from 15% in 2010 to 20% in 2015. In addition, according to such Five Year Plan, China will likely to force out low-end steel manufacturers, by way of shutting down their businesses or initiating merger with other manufacturers. The low-end steel manufacturers are believed to have contributed to declining industry profit margins and undermining the government’s goal of more orderly industry development. The planned consolidation in the industry is expected to expel a number of small unqualified players and better discipline the industry. We expect to benefit from this policy to achieve more market shares as a qualified company. We expect that the customer and supplier bases for our metal recycling operations will increase as a result of the 12th Five Year Plan and we believe we are well-positioned to benefit directly from this government mandate in 2014 and beyond. The number of our major customers for our recycling business has increased to 14 since we started our recycling operation, including recently added Mitsui & Co.(Shanghai) Ltd., a wholly owned subsidiary of Mitsui & Co., Ltd., a globally well-known company. We also expanded our supplier base which we have been working with 12 middle and large-scale suppliers whose annual supply capacity is over 1 million MT since 2010 when we started the recycling operation.

Sales and Marketing

We operate our sales network through our offices in China and we supervise certain import and export activities in our office in San Mateo, California. As of March 2014, our sales and marketing team included approximately eight employees. Our sales teams are responsible for coordinating with our PRC customers, and our U.S. staff focuses on both overseas and PRC customers. Members of our sales team contact our customers to negotiate sales orders and prices and provide after-sales services, including delivery logistics and handling questions and feedback on our products. The sales team members in China and the United States also visit customers to provide administrative and logistical support where necessary.

Competition

Each of our businesses operates in highly competitive environments.

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

In the 12th Five Year Plan, China is aiming to increase the share of top ten steel manufacturers with intention to achieve an economy of scale, energy-efficiency and better bargaining power with raw material suppliers. A consolidated steel industry is also expected to have a positive effect on global steel markets as greater competitiveness and therefore production discipline will gradually solve the problem of overcapacity. We are facing challenges as well as opportunities. We expect to benefit from a better regulated and healthier market and achieve more market shares when malignant competition and small unfair players gradually phase out from the industry.

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

In September 2006, the Ministry of Commerce, or MOFCOM, promulgated the Regulations on Foreign Investors’ Mergers and Acquisitions of Domestic Enterprises (M&A Regulations) in an effort to better regulate foreign investment in China. The M&A Regulations were adopted in part as a needed codification of certain joint venture formation and operating practices, and also in response to the government's increasing concern about protecting domestic companies in perceived key industries and those associated with national security, as well as the outflow of well-known trademarks, including traditional Chinese brands.

Effective in September 2009, China simplified the procedures for the import of scrap by removing the licensing requirements from Ministry of Commerce.

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

Environment. We are currently subject to numerous Chinese provincial and local laws and regulations relating to the protection of the environment that are highly relevant to our metal ore business and the recycling facility. These laws continue to evolve and are becoming increasingly stringent. The ultimate impact of complying with such laws and regulations is not always clearly known or determinable because regulations under some of these laws have not yet been promulgated or are undergoing revision. In 2012 and 2013 we did not spend any funds related to compliance with environmental regulations.

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

The Market Access Conditions for Scrap Iron and Steel Processing Industry, or the Market Access Conditions, are formulated and promulgated for implementation on September 28, 2012, with the purpose of promoting the comprehensive utilization of scrap iron and steel resources, regulating and advancing the healthy development of the scrap iron and steel processing industry, guiding the effective and reasonable utilization of the scrap iron and steel resources, facilitating the energy conservation and emission reduction in the iron and steel industry. The Market Access Conditions, including, among other things, updated enterprise layout and construction requirements, scale, technology and equipment requirements, standard for product quality, energy consumption and comprehensive utilization of resources, shall prevail for all departments concerned, autonomous regions and municipalities directly under the Central Government when approving (recording) and managing the investment, conducting management on land and resources, environmental impact assessment, credit financing and safety supervision etc. in relation to the processing and construction projects of the scrap iron and steel.

Employees

As of March 31, 2014, we had 58 full time employees, including 55 in China and three full time employees in the United States. We believe we have good working relationships with our employees. We are currently not a party to any collective bargaining agreements.

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

On June 27, 2008, we entered into a share purchase agreement with Armco HK, and Feng Gao, the sole stockholder of Armco HK. In connection with the acquisition, we purchased from Ms. Gao 100% of the issued and outstanding shares of Armco HK’s capital stock for $6,890,000 by delivery of our purchase money promissory note. In addition, we issued to Ms. Gao a stock option entitling Ms. Gao to purchase a total of 5,300,000 shares of our common stock exercisable at $1.30 per share which expired on September 30, 2008 and 2,000,000 shares exercisable at $5.00 per share which expired on June 30, 2010. On August 12, 2008, Ms. Gao exercised her option to purchase and we issued 5,300,000 shares of our common stock in exchange for our $6,890,000 note held by Ms. Gao. Prior to the acquisition, there were 10,000,000 shares of our common stock issued and outstanding. In connection with the acquisition, 7,694,000 shares of common stock held by Mr. Cox were cancelled, leaving 2,306,000 shares of common stock issued and outstanding. The 5,300,000 shares issued to Ms. Gao represented approximately 69.7% of our then issued and outstanding common stock giving effect to the cancellation of 7,694,000 shares of our common stock owned by Mr. Cox. No additional common stock was issued to Mr. Cox in connection with the acquisition. After the cancellation of 7,694,000 shares of common stock, Mr. Cox held 6,200 shares. These shares were exchanged on December 30, 2008 for all of the assets and liabilities of our fertilizer business, after which time we no longer operated the fertilizer business and Mr. Cox was no longer a stockholder.

On June 27, 2008, we amended our articles of incorporation to change our name to China Armco Metals, Inc. to better identify our company with the business conducted, through its wholly owned subsidiaries in China, import, export and distribution of ferrous and non-ferrous ores and metals, and processing and distribution of scrap steel.

On January 9, 2007, Armco HK formed Renewable Metals, a WOFE, subsidiary in the City of Lianyungang, Jiangsu Province, PRC. Renewable Metals engages in the processing and distribution of scrap metal. On December 28, 2007, Armco HK entered into a share transfer agreement with Renewable Metals, whereby Armco HK transferred to Renewable Metals all of its equity interest in Henan Armco, a company incorporated on June 6, 2002 in the City of Zhengzhou, Henan Province, PRC and under common control of Armco HK. Henan Armco engages in the import, export and distribution of ferrous and non-ferrous ores and metals. On December 1, 2008, Armco HK transferred its 100% equity interest in Renewable Metals to our company.

On June 4, 2009, we formed Lianyungang Armco, a WOFE subsidiary in the City of Lianyungang, Jiangsu Province, PRC. Lianyungang Armco intends to engage in marketing and distribution of the recycled scrap steel. Lianyungang Armco currently has no material business operations.

On July 16, 2010, we formed a new subsidiary named Armco Shanghai. Armco Shanghai serves as our China operations headquarters and oversees the activities of the company regarding financing and international trading.

On July 3, 2013, we filed a certificate of amendment to articles of incorporation to change our corporate name to Armco Metals Holdings, Inc.

ITEM 1.A     RISK FACTORS.

Our business, operations and financial condition are subject to various significant risks. Some of these risks are described below and you should take these risks into account in making a decision to invest in our common stock. If any of the following risks actually occurs, we may not be able to conduct our business as currently planned and our financial condition and operating results could be seriously harmed. In that case, the market price of our common stock could decline and you could lose all or part of your investment in our common stock.

Risks Related to Our Business

We have a history of losses, and we cannot guarantee that we will not incur continued losses for the foreseeable future.

We reported net losses of approximately $4.1 million and $2.6 million in 2013 and 2012, respectively. For 2013, we had net cash used in operating activities of approximately $9.5 million. Although we achieved positive gross profits from our operations for 2013, we cannot guarantee that we will become profitable in the future. Our ability to achieve profitability is based on numerous factors, many of which are out of our control, including but not limited to, cost of our raw materials, demand of our products, inability to maintain our bank facilities as result of deterioration of financial market environment, significant increase in interest expenses due to financial market turmoil, additional new costs or expenses occurred in our operation attribute to new government regulation.

We will need additional financing to fund our operations and working capital and the potential expansion of the recycling facility. Additional capital raising efforts in future periods is likely to be dilutive to our then current stockholders or result in increased interest expense in future periods.

We will need to raise additional capital to fund our operations and working capital. Moreover, if we decide to expand the capacity of our recycling facility, we will also need additional capital to fund that expansion. Our future capital requirements depend on a number of factors. These factors include, but are not limited to, the scope of our expansion efforts and the amount of available metal ore, our ability to manage growth and expansion and our ability to control expenses. In the event we seek to raise additional capital through the issuance of debt or its equivalents, this will result in increased interest expense. If we raise additional capital through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing stockholders will be reduced and those stockholders may experience significant dilution. As we will generally not be required to obtain the consent of our stockholders if we elect to expand the recycling facility or to purchase more raw materials required in our operations, stockholders are dependent upon the sole discretion and judgment of our management in determining the number of, and characteristics of, stock issued to raise funds for these purposes and others. In addition, new securities may contain certain rights, preferences or privileges that are senior to those of our common stock. We cannot assure you that we will be able to raise the working capital as needed in the future on terms acceptable to us, if at all. Any inability to raise capital as needed would have a material adverse effect on our business, financial condition and results of operations.

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

Our business depends on adequate supply and availability of electricity, which has recently been curtailed by the PRC authorities.

We rely on electricity to operate equipment at the recycling facility. Our steel mill and other customers are also dependent on electricity to convert our recycled scrap metal into steel and other products. Accordingly, the successful operation of our business and the recycling facility requires a reliable supply of electricity. China’s electricity industry has historically experienced shortages and price volatility as a result of a variety of factors, including surging demand as a result of rapid growth in China and disruptions in the supply of coal used to produce electricity. In addition, the PRC authorities mandated a significant reduction of energy usage and instituted “rolling brownouts” during the third and fourth quarters of 2010 in an effort to meet targets for energy consumption and emissions set by the 11th Five Year Plan (2006-2010). This policy adversely impacted our revenues in the end of third quarter and the entire fourth quarter of 2010 by reducing our ability to operate the recycling facility. The energy restrictions also negatively affected steel companies’ production thereby reducing the demand and prices for the metal ore we distributed and the processed scrap metal produced at the recycling facility. As a result, we experienced a decrease in revenues, which adversely impact our business, financial condition and results of operations for the third and fourth quarters of 2010. While the “rolling brownouts” restrictions has been eliminated with the implementation of China’s 12th Five Year Plan (2011-2015) on January 1, 2011, there can be no assurances that additional energy use restrictions will not be imposed in the future. Any continuation of these restrictions will have a material adverse effect on our business, financial condition and results of operations. We are also unable to predict whether other energy or environmental policies will be adopted by the PRC government that could adversely impact our operations in future periods.

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

The recycling facility is not currently operating at full production capability.

We have carried the operations at the recycling facility for about three years and we are currently still operating at significantly less than full production capacity. Our ability to achieve full production capacity is dependent upon, among other items, our ability to attract sufficient customers to purchase the scrap metal that we recycle and our ability to obtain raw materials at favorable prices to support our production. There can be no assurance that we will achieve full production capability at the recycling facility in the future.

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

In 2013, our largest customers purchased products from us on a spot or short term contract basis and in the future may choose not to continue to purchase our products. A loss of order volumes from any major customer, or a significant reduction in their purchase orders could have a material adverse effect on our business, financial condition and results of operations. In addition, if we experience such a loss of order volumes or significant reduction in purchase orders, we would likely be required to increase borrowings under our credit facilities to meet our cash flow needs.

During uncertain economic conditions, customers may be unable to fulfill their contractual obligations.

We enter into sales contracts preceded by negotiations that include fixing price, quantities, shipping terms and other contractual elements. Upon finalization of these terms and satisfactory completion of other contractual contingencies by us, our customers typically open a letter of credit to satisfy their obligation under the contract prior to shipment by us. In many instances, and particularly during uncertain economic conditions, we are at risk on consummating the transaction until our customers successfully obtain the letter of credit. As a result, the customer may not be able to fulfill its obligation under the contract in times of illiquid market conditions. Moreover, as described elsewhere in this report, suppliers and customers in China often breach contracts and there may be inadequate recourse for us to enforce such agreements.

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

Our future performance depends substantially on the services of our senior management and other key personnel, as well as our ability to retain and motivate them. The loss of the services of any of our executive officers, including Mr. Kexuan Yao, our Chairman, President and Chief Executive Officer, or other key employees could have a material adverse effect on our business, results of operations and financial condition. Although we entered into a three-year employment agreement with Kexuan Yao, our Chairmen of the Board, President, and Chief Executive Officer and pursuant to such employment agreement we will purchase on the life of Kexuan Yao up to $50 million of key man life insurance with our company as the beneficiary of the death benefit, we cannot guarantee that these measures will sufficiently secure Kexuan Yao’s services with us or remedy the loss of the services of Kexuan Yao if that occurs. Our business also depends on attracting and retaining key personnel. Our future success also will depend on our ability to attract, train, retain and motivate highly skilled technical, managerial, sales, and customer support personnel. Competition for these personnel is intense, and we may be unable to successfully attract, integrate, or retain sufficiently qualified personnel.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

We are subject to reporting obligations under the U.S. securities laws. The SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring every public company to include a management report on such company’s internal controls over financial reporting in its annual report, which contains management’s assessment of the effectiveness of our internal controls over financial reporting. As of December 31, 2013, our management has determined that our internal controls and procedures are not effective due to insufficiently qualified accounting and other finance personnel with an appropriate level of U.S. GAAP knowledge and experience. Management believes that our lack of experience with U.S. GAAP constitutes a material weakness in our internal control. As a result of management’s assessment of our internal controls, we are considering the costs and benefits associated with remediating our control deficiencies. We plan to devote significant resources to remediate, improve and document our disclosure controls and procedures and internal controls and procedures, including our engagement of a CPA consultant who has U.S. GAAP knowledge to assist in the preparation of our U.S. GAAP financial statements. We have taken below procedures in implementing our remediation plan in 2013:

●	hired a U.S. CPA firm assist our financial reporting and SEC filing including consolidation preparation, and
●	engaged a professional services firm that has expertise in accounting and U.S. GAAP matters with publicly-traded companies.

We continue to consider the following remediation options, or some combination thereof:

●	hiring additional personnel with sufficient U.S. GAAP experience, and
●	implementing ongoing training in U.S. GAAP requirements for our CFO and accounting and other finance personnel.

Therefore, we may, in turn, experience weakness and potential problems in implementing and maintaining adequate internal controls as required under Section 404 of the “Sarbanes-Oxley” Act of 2002. This weakness also includes a deficiency, or combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. If we fail to achieve and maintain the adequacy of our internal controls, as such requirements are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

Failure to comply with the United States Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

We are subject to the United States Foreign Corrupt Practices Act, or FCPA, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. We have implemented these policies through our Code of Conduct. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in China. While we make every effort to comply with FCPA and our company Code of Conduct, we can make no assurance that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that will likely have a material adverse effect on our business, financial condition and results of operations.

Risks Associated With Doing Business in China

A substantial portion of our assets and operations are located in China and are subject to changes resulting from the political and economic policies of China government.

Our business operations could be restricted by the political environment in China. China has operated as a socialist state since 1949 and is controlled by the Communist Party of China. In recent years, however, the government has introduced reforms aimed at creating a "socialist market economy" and policies have been implemented to allow business enterprises greater autonomy in their operations. Changes in the political leadership of China may have a significant effect on laws and policies related to the current economic reform programs, the other policies affecting business and the general political, economic and social environment in China, including the introduction of measures to control inflation, changes in the rate or method of taxation, the imposition of additional restrictions on currency conversion and remittances abroad, and foreign investment. China’s economy has experienced significant growth in the past decade, although growth has recently been slowing. Moreover, economic reforms and growth in China have been more successful in certain provinces than in others, and the continuation or increases of such disparities could affect the political or social stability of China. Because these economic reform measures may be inconsistent or ineffective, there are no assurances that:

●	the Chinese government will continue its pursuit of economic reform policies;
●	economic policies, even if pursued, will be successful;
●	policies will not be significantly altered from time to time; or
●	operations in China will not become subject to the risk of nationalization.

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

Our subsidiaries include companies organized under the PRC laws and which conduct all of their business and operations in the PRC and Hong Kong. We are a party to certain contracts related to our operations in the PRC and Hong Kong. While these contracts contain the basic business terms of the agreements between the parties, these contracts do not contain certain clauses which are customarily contained in similar contracts among parties in the United States. These clauses include representations and warranties of the parties, confidentiality and non-compete clauses, provisions outlining events of defaults and termination provisions. In addition, remedies and dispute resolution mechanisms in our contracts are typically vague, rendering enforcement of these contracts difficult. Because our contracts in China omit these customary clauses, notwithstanding the differences in the PRC and U.S. laws, we may not have the same legal protections as we would if the contracts contained these additional clauses. We anticipate that our PRC and Hong Kong subsidiaries will likely enter into contracts in the future which will likewise omit these customary legal protections. While we have not been subject to any material adverse consequences as a result of the omission of these customary clauses, and we generally consider the contracts to which we are a party to contain all the material terms of our business arrangements with the other party, future events may occur which lead to a dispute which could have been avoided if the contracts included customary clauses in conformity with U.S. standards. Contractual disputes which may arise from this lack of legal protection could divert management's time from the operation of our business, require us to expend funds attempting to settle a possible dispute, limit the time our management would otherwise devote to the operation of our business, and have a material adverse effect on our business, financial condition and results of operations.

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

Chinese regulations relating to offshore investment activities by Chinese residents and employee stock options granted by overseas-listed companies may increase our administrative burden. If our stockholders who are Chinese residents, or our PRC employees who are granted or exercise stock options, fail to make any required registrations or filings, we may be unable to distribute profits and may become subject to liability under Chinese laws.

The State Administration of Foreign Exchange, or SAFE, has promulgated regulations that require Chinese residents and PRC corporate entities to register with local branches of SAFE in connection with their direct or indirect offshore investment activities. Under the SAFE regulations, Chinese residents who make, or have previously made, direct or indirect investments in offshore companies will be required to register those investments. In addition, any Chinese resident who is a direct or indirect stockholder of an offshore company is required to file or update the registration with the local branch of SAFE with respect to that offshore company regarding certain material changes to the capital of the offshore company. If any Chinese stockholder fails to make the required SAFE registration or file or update the registration, the Chinese subsidiaries of that offshore parent company may be prohibited from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to their offshore parent company. In addition, the offshore parent company may also be prohibited from injecting additional capital into its Chinese subsidiaries. Moreover, failure to comply with the various SAFE registration requirements described above could result in liability under Chinese laws for evasion of applicable foreign exchange restrictions.

We cannot provide any assurances that all of our stockholders who are Chinese residents will make or obtain any applicable registrations or approvals required by these SAFE regulations. The failure or inability of our Chinese resident stockholders to comply with the registration procedures set forth therein may subject us to fines and legal sanctions, restrict our cross-border investment activities, or limit our Chinese subsidiaries' ability to distribute dividends or obtain foreign-exchange-denominated loans used by our company.

On March 28, 2007, SAFE promulgated the Application Procedure of Foreign Exchange Administration for Domestic Individuals Participating in Employee Stock Holding Plan or Stock Option Plan of Overseas Listed Company, or the Stock Option Rule, to regulate foreign exchange procedures for Chinese individuals participating in employee stock holding and stock option plans of overseas companies. Under the Stock Option Rule, a Chinese domestic individual must comply with various foreign exchange procedures through a domestic agent institution when participating in any employee stock holding plan or stock option plan of an overseas listed company. Certain domestic agent institutions, such as the Chinese subsidiaries of an overseas listed company, a labor union of such company that is a legal person or a qualified financial institution, among others things, shall file with SAFE and be responsible for completing relevant foreign exchange procedures on behalf of Chinese domestic individuals. These procedures include but are not limited to applying to obtain SAFE approval for exchanging foreign currency in connection with owning stock or stock option exercises. Concurrent with the filing of such applications with SAFE, the Chinese subsidiary, as a domestic agent, must obtain approval from SAFE to open a special foreign exchange account at a Chinese domestic bank to hold the funds in connection with the stock purchase or option exercise, any returns based on stock sales, any stock dividends issued and any other income or expenditures approved by SAFE. Chinese subsidiaries are also required to obtain approval from SAFE to open an overseas special foreign exchange account at an overseas trust bank to hold overseas funds used in connection with any stock purchase. Under the Stock Option Rule, all proceeds obtained by Chinese domestic individuals from sales of stock shall be fully remitted back to China after relevant overseas expenses are deducted. The foreign exchange proceeds from these sales can be converted into RMB or transferred to the individual's foreign exchange savings account after the proceeds have been remitted back to the special foreign exchange account opened at the Chinese domestic bank. If the stock option is exercised in a cashless exercise, the Chinese domestic individuals are required to remit the proceeds to the special foreign exchange account. We and our Chinese employees who have been granted stock options are subject to this Stock Option Rule. If we or our Chinese employees holding options fail to comply with these regulations, we or our employees may be subject to fines and legal sanctions.

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

Our personnel employed in China are generally unfamiliar with western styles of management and financial reporting concepts and practices, which include sufficient corporate governance, internal controls and computer, financial and other control systems. In addition, we have experienced difficulty in hiring and retaining a sufficient number of qualified employees to work in China, as we compete for global talent with larger and more well funded enterprises. As a result of these factors, we may continue to experience difficulties in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards and applicable law in connection with our operations and our potential future acquisitions, if any. Therefore, we are likely to experience continuing difficulties in implementing and maintaining adequate internal controls. Any such deficiencies, weaknesses or lack of compliance could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Common Stock

The conversion of outstanding convertible notes will be highly dilutive to our stockholders and likely result in a decline in the market price of our common stock.

We presently have outstanding $686,500 principal amount of convertible promissory notes with conversion prices based upon fluctuating market prices. This includes $550,000 principal amount note due on November 1, 2014 and $136,500 principal amount notes due between June and September of 2014. In addition, the shares underlying $686,500 principal amount note may be resold in the market pursuant to Rule 144, and the shares underlying the remaining $550,000 principal amount notes are registered. Because the conversion prices of these notes is based upon a disclosure to the volume weighted average price of the common stock, subject to certain limitation on ownership by the holders, the possible issuance of shares of our common stock upon the holders of these notes will be dilutive to our existing stockholders and will likely adversely impact the market value of our common stock.

Our stock price is highly volatile.

The market price of our common stock is volatile, and this volatility may continue. Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly. In addition to market and industry factors and the conversion features of the outstanding convertible notes, the price and trading volume for our common stock may be highly volatile for factors that are specific to our company. These factors include but are not limited to our low public float, that we have a controlling stockholder, our recent financial performance and the heightened regulatory scrutiny that certain companies with significant operations in China are experiencing in the United States. These and other factors could cause the market price for our shares to change substantially. Securities class action litigation is often instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs to us and divert our management's attention and resources.

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

Our officers and directors beneficially own approximately 31% in the aggregate of our common stock. In this case, all of our officers and directors together will then likely be able to exercise control over all matters requiring stockholder approval, including the election of directors, amendment of our articles of incorporation and approval of significant corporate transactions, and they will have significant control over our management and policies. The directors elected by these security holders will be able to significantly influence decisions affecting our capital structure. This control may have the effect of delaying or preventing changes in control or changes in management, or limiting the ability of our other security holders to approve transactions that they may deem to be in their best interest.

We do not currently intend to pay dividends on our common stock in the foreseeable future, and consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We have never declared or paid cash dividends on our common stock and do not anticipate paying any cash dividends to holders of our common stock in the foreseeable future. Consequently, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares.

Upon dissolution of our company, you may not recoup all or any portion of your investment.

In the event of a liquidation, dissolution or winding-up of our company, whether voluntary or involuntary, the proceeds and/or assets of our company remaining after giving effect to such transaction, and the payment of all of our debts and liabilities will be distributed to the stockholders of common stock on a pro rata basis. There can be no assurance that we will have available assets to pay to the holders of common stock, or any amounts, upon such a liquidation, dissolution or winding-up of our company. In this event, you could lose some or all of your investment.

ITEM 1B.     UNRESOLVED STAFF COMMENTS.

Not applicable to a smaller reporting company.

ITEM 2.        DESCRIPTION OF PROPERTY.

Our principal executive offices in the United States are located at One Waters Park Drive, Suite 98, San Mateo, CA 94403. We paid rent of $4,004.01 per month for 2013 to occupy a 1,970 square foot office pursuant to a lease that expired in December 2013. After the contract expired, we continued the lease with the same landlord on a month by month base . We are currently looking for new office space with long-term lease. We do not expect to incur any material increase in our base rent for any new office space we may lease.

Henan Armco operates from offices located in Zhengzhou, within the Henan Province of China. The office space consists of three suites in approximately 5,611 square feet in total. Henan Armco owns two suites in approximately 3,713 square feet, and leases the third suite in approximately 1,898 square feet from Mr. Yao, our Chairman, President and Chief Executive Officer, pursuant to a lease with a three-year term expiring on December 31, 2014. The monthly rent is approximately $1,614, due on the last day of the previous month.

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

Our subsidiary, Armco Shanghai, leases a suite in Shanghai with approximately 3,333 square feet. The rent is approximately $8,830 per month. The lease was entered into on 7/16/2012 and will expire on 7/31/2014.

ITEM 3.        LEGAL PROCEEDINGS.

Our company and our directors are a party to a lawsuit filed on March 29, 2013 by Albert Perron in the District Court for Clark Count, Nevada (Case No.: A-13-679151-C), which seeks a declaratory judgment, rescission, unspecified damages, equitable and injunctive relief, and attorney’s fees. The complaint alleges that the directors breached their fiduciary duties to our company by exceeding their authority under our Amended and Restated 2009 Stock Incentive Plan, as further amended , by issuing shares to Mr. Kexuan Yao that exceeded the amount allowed under the Plan. The defendants have filed an answer to this lawsuit in which they have denied the claims being made. Some pretrial discovery has been completed. Our position is that the shares at issue in this matter granted to Mr. Yao were authorized under the Plan. The defendants intend to move for summary judgment based upon defendants’ belief that plaintiffs’ case is meritless. We and the directors intend to defend this matter vigorously.

ITEM 4.        MINE SAFETY DISCLOSURES.

Not applicable to our company.

PART II

ITEM 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed on the NYSE MKT under the symbol “AMCO.” The following table sets forth the reported high and low closing prices for our common stock as reported for the periods indicated below. These prices below do not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

	High	Low
January 1, 2012 to March 31, 2012	$0.86	$0.26
April 1, 2012 to June 30, 2012	$0.90	$0.42
July 1, 2012 to September 30, 2012	$0.43	$0.29
October 1, 2012 to December 31, 2012	$0.57	$0.31

January 1, 2013 to March 31, 2013	$0.60	$0.32
April 1, 2013 to June 30, 2013	$0.40	$0.29
July 1, 2013 to September 30, 2013	$0.29	$0.26
October 1, 2013 to December 31, 2013	$0.53	$0.30

The last sale price of our common stock as reported on the NYSE MKT on April 2, 2014 was $0.39 per share. As of April 2, 2014, there were approximately 69 record owners of our common stock.

Dividend Policy

We have not declared any cash dividends on our common stock. Under Nevada law, we are prohibited from paying dividends if the distribution would result in our company not be able to pay its debts as they become due in the usual course of business or if our total assets would be less than the sum of our total liabilities plus the amount that would be needed, if we were to be dissolved at the time of distribution, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights are superior to those receiving the distribution. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Our board of directors has complete discretion on whether to pay dividends. Even if our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other such factors that the board of directors may deem relevant. In addition, our ability to pay dividends may be affected by the foreign exchange controls in China.

Recent sales of unregistered securities

None, except as previously reported.

Purchases of equity securities by the issuer and affiliated purchasers

None.

ITEM 6.        SELECTED FINANCIAL DATA.

Not applicable to a smaller reporting company.

ITEM 7.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our consolidated financial condition and results of operations for the years ended December 31, 2013 and 2012 should be read in conjunction with the consolidated financial statements, including footnotes, and other information presented elsewhere in this Form 10-K.  The year ended December 31, 2013 is referred to as “2013,” the year ended December 31, 2012 is referred to as “2012,” and the coming year which will end December 31, 2014 is referred to as “2014.”

Those statements in the following discussion that are not historical in nature should be considered to be forward looking statements that are inherently uncertain. Actual results and the timing of the events may differ materially from those contained in these forward looking statements due to a number of factors, including those discussed in the “Cautionary Note on Forward Looking Statements” set forth elsewhere in this report. You should review the “Risk Factors” section of this report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

Our Business and Recent Developments

We import, sell and distribute to the metal refinery industry in China a variety of metal ore, including iron, chrome, nickel, titanium, copper and manganese ore, as well as non-ferrous metals and coal.  We obtain these raw materials from global suppliers in Brazil, India, Oman, Turkey, Nigeria, Indonesia, and the Philippines and distribute them in the PRC.  We also recycle scrap metal used by steel mills in the production of recycled steel.

The growth of China's crude steel production in 2013 was higher than a year earlier and China accounted for 48.5% of the world's total crude steel output in 2013, up 1.8% year on year. Domestic steel consumption from major downstream sectors saw stable increment according to the data by China Metallurgical Industry Planning and Research Institute. Chinese steel mills strived to cut costs and improve efficiency and the steel industry gave a better performance in 2013 versus 2012 although profitability remained low. However, Chinese steel market remained in recession in 2013 due to the chronic overcapacity and the government's strengthening environmental protection efforts, which have eaten into profit of domestic steel companies. Production costs of steel mills sustained at high level as steel prices posted a sharp slump compared to year-ago level. As of the end of 2013, China composite steel price index was registered at 99.14 points, down 6 points or 5.9 percent from the previous year. Steel mills reduced usage of scrap metals to control cost which resulted in weakness and decline of scrap metal prices. Chinese steel market underwent fluctuation overall in the third and fourth quarter of 2013. Consequently, the wide swings and decline in prices of scrap steel and metal ores adversely affect our profit margin on both trading and recycling business in the third and fourth quarter, especially the prices decline in scrap steel resulting an approximately $2.3 million of inventory deprecation in our recycling business.

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

We formally commenced the operation of our scrap metal recycling facility in the Banqiao Industrial Zone of Lianyungang Economic Development Zone in the Jiangsu province, China, in the late third quarter of 2010.    The facility recycles automobiles, machinery, building materials, dismantled ships and various other scrap metals.  We sell and distribute the recycled scrap metal to the metal refinery industry in the PRC utilizing our existing network of metal ore customers while continuing to seek new customers. During the fourth quarter of 2013, our net revenue in the scrap metal recycling business decreased by 31% to $25 million from $37 million in the fourth quarter of 2012.  While our production decreased significantly by 81% to 13,004 MT from 69,687 MT in the fourth quarter of 2012.   The decrease in sales and production in our scrap metal recycling business is primarily due to the weaken demand and price decline for our scrap products in the quarter which resulted in an approximately $2.3 million inventory write-off.  Consequently, for the fourth quarter of 2013, our scrap metal business sold approximately 58,758 MT of scrap metals, generating approximately $25 million of revenue and 2.1 million of gross profit; for the year of 2013, our scrap metal business sold approximately 154,821 MT, generating approximately $65 million of revenue and $2.9 million of gross profit.

We continue to believe that our recycling business will become a strong driver in our Company’s growth as natural resources continue to be depleted and larger amounts of unprocessed scrap metal become available as a result of increases in consumer demand. We also believe that the profit margin of our recycling business will gradually stabilize as we gain more experience in operating our recycling facility, marketing our products, and establishing our reputation and presence in the recycled scrap metal industry. We have conducted a series of tests and analysis to improve our cost control and eventually implement precise management at our recycling facility. We have also developed strategies to expand our sources for raw materials and establish a local supply chain to increase and stabilize the availability of raw materials near our recycling operation. In addition, as an effort to improve our operation and profitability of the recycling business, we strived to obtain a series of qualifications from Chinese government. We expect to continue to expand our overseas supply channels through potential business cooperation with suppliers in Japan and the United States. We also continue to expand our customer base with our sales increase in recycling business. In addition, in 2013 we have developed a new business model in our recycling operation which our business partners and customers involved in the entire recycling process from participating in acquisition and preparation of raw materials to delivering of processed scrap products. Our profits, by nature, mainly generate from the process fees by taking advantage of our facility and equipment as a platform for recycling scrap metals. By this unique sales and operation model, we work with our customers more closely, lower our market risks by sharing them with our customers, increase our sales with less or without additional working capital, and improve the efficiency and utilization of our facility and equipment by reducing the operating cost of idle facility. Recently we have signed long-term contract with Mitsui & Co. (Shanghai) Ltd. under this business model and we are working with several other customers and expect to get more similar contracts in 2014.

We invested approximately $51 million in the aggregate to acquire land use rights, construct the recycling facility and purchase equipment at the recycling facility in 2009 and 2010. These capital expenditures were funded from a portion of the net proceeds we received from our equity and debt offerings and vendor financing. In 2013, we continued to utilize bank facilities to finance our operations and expansions. We maintain nine bank facilities, which provide for the issuance of commercial lines of credit for letters of credit in the aggregate amount of $85 million, of which approximately $64 million is available to us at December 31, 2013.

Our Performance

During 2013, our net revenues were $128.7 million, representing a significant increase of approximately 21% from 2012. Our gross profit, as a percentage of revenues, decreased significantly during 2013 to 3.0%, compared to 7.9 % during 2012. The gross profit margins for our metal ore trading business and scrap metal recycling business were approximately 1.0% and 3.4%, respectively, during 2013. Our net loss for 2013 was $4.1 million, compared to a net loss of $2.6 million for 2012. The substantial decline in profit was resulted from significantly decrease in our gross margin both in our recycling business and trading business compared to prior year. Specifically, as described previously, due to the significant price decline, the $2.3 million write-off of inventory at year-end of 2013 decreased our gross margin from 4.8% to 3.0% which would have been $4.8% if back out the write-off. Our total assets at December 31, 2013 were approximately $95 million, increased by 16% compared to $82 million held at December 31, 2012.

Our performance for 2013 for our metal ore trading business fluctuated throughout the four quarters, due to the recession of steel market and slowdown of economy growth in the PRC and the change of the market condition described above. During 2013, our trading business gross profit margin was approximately -3.2 % for the first quarter of 2013 compared to 3.3% during same period of 2012, 5.21% for the second quarter of 2013 compared to 53% during same period of 2012, -0.07% for the third quarter of 2013 compared to 3.5% during the same period of 2012, and 1.8% for the fourth quarter of 2013 compared to 21.7% during the fourth quarter of 2012.

Our performance in 2013 for our scrap metal recycling business was also adversely affected by the recession of domestic steel market and slowdown of economy growth in the PRC, especially the reduction of usage of scrap metals by steel mills for cost control. Our scrap metal recycling business profit margin for 2013 was as low as 3.4%, significantly decreased from 10.2% in 2012, of which the prices decline in scrap steel resulting an approximately $2.3 million of inventory deprecation in our recycling business.

In addition to our current maturities of capital lease obligation of $0.9 million, we borrowed $35.9 million as of the end of 2013 from banks in the PRC on a short term basis to finance the purchase of inventory related to execute resale contracts. These borrowings are secured by the inventory we purchase and the contracts for their sale. This indebtedness is repaid upon receipt of payment from our customers. In addition, our inventory increased by $7.1 million from 2012 which should have increased by $9.4 million if back out the $2.3 million inventory write-down at year-end of 2013. We have been in an effort to speed up our inventory turnover and the turnover of our fund as well to improve the efficiency of our working capital as part of our capital management strategy.

Our Outlook

Our financial performance during 2013 showed increased sales with a substantially lower gross margin in comparison to 2012 partially as result of $2.3 million inventory write-down due to price decline discussed previously. Looking at 2014, management believes China’s steel demand is expected to maintain growing momentum although the pace will pull back. China’s crude steel output growth expect to fall in 2014 and domestic steel prices are estimated to remain running at low level given no significant improvement will take place in the fundamentals of supply-demand. Supply monopoly is expected to drive up iron ore import price and there will be little possibility for a price fall. Chinese government will step up efforts to promote energy price reform and steel production costs are estimated to stay high. The overall steel industry will continue to face merger profits and the situation will remain tough, but effects from backward and excessive capacity eliminations may emerge with the government’s strengthening efforts in air pollution control and overcapacity eliminations. In the middle and long term, we believe that the low income housing construction, ongoing urbanization and increasing domestic consumption in China will continue to support the growth of the steel industry. In the long run, we also expect our recycling business to benefit substantially from the measures and policies to be implemented gradually by the Chinese government according to its 12th Five Year Plan (2011-2015).  Under this plan, China intends to restructure its iron and steel industry to be more energy efficient and have increased environmental protection by adopting and developing the most advanced technology in the world.

Metal Ore Trading.   The metal ore prices experienced high price volatility in 2013.  The imported iron ore price rebounded rapidly in July from June and reached its high in the middle of August then began to fall. We expect the price of iron ore may stabilize at its current level in 2014.  Our trading business increased significantly in net revenues by 42% during 2013 compared to 2012 while gross profit margin decreased to 1% from 4.9% compared to same period of last year due to high price volatility in the quarter. The reason for the significant increase in net revenue from trading business was primary attributable to the sales increase during fourth quarter of 2013 which our fourth quarter trading sales increased to $40 million from $1.1 million in the same period of 2012. We continued to firm our business relationship with worldwide suppliers and stabilize our supply capacity. We believe that our effort to build our supply capacity will benefit us in the long term and strengthen our market position in the industry in the PRC. Moreover, we continued to develop our new “Commodity Financing” model and expect to make some major progresses which we have obtained support from several banks.

Scrap Metal Recycling. Gross profit margin for our recycling business decreased significantly compared to same period of prior year due to the factors described above. The gross profit margin for our recycling business decreased to 8.2% and 4.5%, respectively, for the three months and the year ended December 31, 2013 compared to 11.7% and 10.2%, respectively, for the same periods of 2012 due to price decline and weak demand. The weak market for steel scrap may continue in 2014 while steel price is expected to stabilize after decline in the second half year of 2013. However, in the long-term, we believe the country's ongoing urbanization process will increase new steel demand which will definitely drive the steel scrap market during the 13th Five-Year-Plan period. Through the past three years’ operation, we have achieved many major goals such as optimizing production process, improving cost control and management, developing and streamlining supply chain, establishing long term strategic partnership with key clients, obtaining various qualifications and licenses, and building our brand in the industry. We believe that we will benefit from the Chinese governmental mandates to increase the use of scrap metal steel as it encourages the use of scrap as opposed to the use of iron ore to satisfy the demand for steel products per China’s Five Year Plan and related national policies. We intend to devote a significant amount of our resources towards the improvement of our operations and if appropriate, its expansion. At the same time, we will continue to pursue our strategy to create a local network of raw material suppliers for our recycling facility and expand our oversea supply channels. In addition, we will continue to develop our new sale and operation model in recycling business described above to obtain more customers and business opportunities under the model in the coming years.

In an effort to diversify its revenue streams while leveraging its current customer base, the company intends to explore potential merger and acquisition opportunities in businesses related to the steel industry in 2014.  As of March 2014 the Company has entered into negotiations with one such candidate for a potential merger opportunity.

While we believe our business is well positioned to grow in the coming years, we will need to continue our efforts to provide capital liquidity to support that growth, although we can offer no assurances that we can acquire such capital on terms acceptable to us.

Results of Operations

The table below summarizes the consolidated operating results for the year ended December 31, 2013 and 2012.

	For the Years Ended December 31,
	2013		2012		$ Change	% Change
Net revenues	$128,738,194	100%	$106,569,474	100%	$22,168,720	20.8%
Cost of goods sold	125,426,672	97%	98,102,412	92.1%	27,324,260	27.9%
Gross profit	3,311,522	3%	8,467,062	8%	(5,155,540)	(60.9)%

Total operating expenses	5,927,750	4.6%	7,611,298	7.1%	(1,683,548)	(22.12)%
Operating income (loss)	(2,616,228)	(2)%	855,764	0.8%	(3,471,992)	(405.7)%

Net Revenues

Net revenues in 2013 increased by $22.2 million to $128.7 million compared to 2012, primarily due to an approximately $20.3 million increase in the sale of stainless steel, $14.5 million increase in the sale of nickel plate, $12.2 million increase in the sale of chromium, $5.0 million increase in the sale of manganese, $2.7 million increase in the sale of scrap steel, $1.3 million increase in the sale of billet, and $0.7 million in the sale of titanium. The increases were partially offset by decreases in iron ore sales of $34.7 million. Our recycling business and trading business generated net revenues of approximately $64.9 million and $63.8 million in 2013, respectively, increased by 5% and 42%, respectively, compared to 2012.

The increases in trading business sales are mainly attributable to the increase in the sale of stainless steel, nickel, and chrome, of which the two former products are new products we carry in 2013. To manage market risk, we significantly decreased our iron ore trading business activities in 2013 which offsets increase in sales of other products in our trading business. Our net revenue from recycling business had a moderately increase of 5% compared to 2012. The type of products we buy and sell are subject to change and are dependent upon availability and the demands of our customers.

Cost of Goods Sold

Cost of goods sold includes the cost of the products we purchase from our vendors, shipping and handling costs on shipments to our customers, port charges, depreciation of certain of our machinery and equipment and other direct product cost. Cost of goods sold of $125.4 million increased by $27.3 million compared to 2012, primarily due to the increased sales and decreased margins both on our recycling and trading business. Specifically, as described previously, due to the significant price decline, the $2.3 million write-off of inventory at year-end of 2013 increased our cost of goods sold by $2.3 million and decreased our gross margin from 4.8% to 3.0% which would have been 4.8% if back out the write-off.

Total Operating Expenses

Operating expenses of $5.9 million in 2013 decreased by $1.7 million, or 22.1%, compared to 2012, primarily due to the decrease in general and administrative expenses of $1.7 million, and the decrease in selling expense of $0.24 million. The decrease was partially offset by an increase in profession fee of $0.23 million. Selling expenses include commissions, salaries and travel for the sales agents and warehouse fees. Professional fees of $0.51 million include legal fees, audit fees, investor relations, website design and SEC filing services. Operating cost of idle manufacturing facility, one of our major operating costs, remained flat at $1.8 million compared to 2012. Operating cost of idle manufacturing facility includes mainly depreciation and other operating costs of maintaining our recycling facility.

General and administrative expenses include salaries, depreciation of our fixed assets other than machinery and equipment, and office expenses across all of our operating subsidiaries. Our general and administrative costs decreased by $1.7 million in 2013 as compared to 2012, primarily due to a decreases in $0.26 million of non-cash stock compensation to officers and employees, a decrease of $0.7 million in payroll and overhead cost including travel and business entertainment expenses in our operating subsidiaries, and a decrease of $0.7 million expenses as result of an onetime advance on purchases recovery at Henan Armco which mainly operates metal ore trading business. General and administrative expenses in 2013 as a percentage of net revenues decreased to 2.6%, as compared to 4.8% for 2012, primarily due to a $1.7 million decrease in general and administrative expenses described above and increased net revenue in 2013 compared to prior year. The increase in professional fees of $0.23 million was due to the increases in audit and review fees and consultant services fees.

Total Other (Income) Expense

Total other expense (income) includes interest expense, interest income, foreign currency transaction gain – marketable securities, impairment other than temporary – marketable securities, change in fair value of derivative liability, loan guarantee expense, and other (income) expense.

Total other expense was $1.1million in 2013 and decreased by $1.6 million, compared to total other expenses of $2.7 million for 2012. This change was primarily a result of a decrease in change in fair value of derivative liability of $1.2 million relating to outstanding warrants and convertible notes, a decrease in impairment other than temporary - marketable securities of $0.39 million relating to our Apollo investment, and an increase in interest income of $0.13 million. The decreases in other expenses were partially offset by an increase in interest expenses of $0.16 million.

Income Tax (Benefit) Expense

Income tax expense of $0.42 million in 2013 decreased by $0.31 million compared to 2012. The decrease in income tax expense is due to a $0.10 million decrease in income tax expense for our recycling subsidiary and a $0.21 million decrease in income tax expense for our Hong Kong subsidiary. In 2013, the effective income tax rates for our recycling subsidiary and Hong Kong were 25% and 16.5%, respectively, which our income tax for recycling subsidiary and Hong Kong subsidiary were $0.35 million and $0.1 million in 2013, as compared to $0.45 and $0.28 million in 2012, respectively.

Net income (loss)

Our net loss in 2013 was $4.1 million, compared to net loss of $2.6 million in 2012, the increase in loss primarily due to the decrease in gross profit of $5.2 million as a result of the significant decline in gross margin, partially offset by a decrease in total operating expenses of $1.7 million, a decrease in total other expenses of $1.6 million, and a decrease in income tax expenses of $0.31 million.

Comprehensive Income (Loss)

During 2013 our comprehensive loss was $3.5 million. Comprehensive loss consists of our net loss, change in unrealized loss on marketable securities and foreign currency translation gain (loss). The functional currency of four of our subsidiaries operating in the PRC is the RMB. The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of these translations, we reported a foreign currency translation gain of $1.37 million for 2013 compared to a gain of $0.26 million for 2012, and a change of unrealized loss of marketable securities of ($0.69) million in 2013 compared to a change of unrealized income of $797 in 2012. These non-cash losses and gains had the effect of increasing both our reported comprehensive income (loss) for 2013 and 2012.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash.

At December 31, 2013 and December 31, 2012, we had cash and cash equivalents of $0.6 million and $1.4 million, respectively. At December 31, 2013, our working capital was $0.84 million as compared to $0.31 million at December 31, 2012.

As of December 31, 2013, we had invested a total of approximately $51.5 million for the acquisition of land use rights, construction and equipment purchases for the Facility. We expect to expand the production capacity at the Facility in the future and to build or acquire additional facilities in the future, depending on market conditions.  We have not set a timeframe for this expansion.

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

We believe we can get sufficient working capital for our operations for at least the next 12 months.  We have bank facilities which provide for cash borrowings or the issuance of commercial letters of credit that we require in our metal ore trading business in the aggregate amount of $85 million.  Approximately $64 million was available under these facilities at December 31, 2013.

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

On October 28, 2013, we sold, via the conversion of the promissory note, 2,010,327 shares of our common stock, to Kexuan Yao, the Chief Executive Officer, President and Chairman of the board of directors of the Company, pursuant to a Conversion Letter and a Subscription Agreement entered into between the Company and Mr. Yao on October 22, 2013. Mr. Yao purchased the shares through the conversion of that certain 8% Promissory Note dated March 29, 2013 in the amount of $1,000,000, with accrued interest in the amount of $45,369.86, for an aggregate amount of $1,045,369.86, issued by the Company. The promissory note was converted at a conversion price of $0.52 per share, such price being equal to the average of the last three closing bid prices of the common stock on the Exchange as of the date on which the Subscription Agreement was signed. The conversion and issuance of the shares was exempt from registration under the Securities Act, in reliance on Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were paid with respect to such sales.

On October 28, 2013, we sold 1,570,371 shares of common stock to a non-affiliated investor pursuant to a Subscription Agreement dated October 22, 2013. In consideration for the shares, the investor paid an aggregate of US$816,593 or $0.52 per share, such price being equal to the average of the last three closing bid prices of the common stock on the Exchange prior to the execution of the Subscription Agreement. The sale and issuance of the shares was exempt from registration under the Securities Act in reliance on Section 4(a)(2). No underwriting discounts or commissions were paid with respect to such sale.

On November 7, 2013, we consummated the transactions contemplated by the Purchase Agreement dated November 4, 2013 with Hanover Holdings I, LLC and issued a senior convertible note pursuant to the Purchase Agreement. The full disclosure is included in the Form 8K filed with SEC on November 13, 2013. On November 13, 2013, we issued 47,022 commitment shares to the investor as per the Purchase Agreement. On December 26, 2013, we filed a S-1 registration statement pursuant to the Purchase Agreement which was effective on February 14, 2014. We received total proceeds of $800,000 under the note in two tranches, $300,000 on November 8, 2013 and $500,000 on March 3, 2014. As of March 27, 2014, 919,221 shares were issued for conversion of $300,000 principal and $4,628 interest under the convertible notes and the remaining principal balance of the note was $550,000 including $50,000 penalty due to delay on filing of registration statement.

Between May 2013 and September 2013 our subsidiary Henan Armco & Metawise Trading Co. Ltd. borrowed an aggregate of RMB 19,700,000 (approximately $3.26 million) from four lenders who are not our affiliates under the terms of loan contracts. These loans matured between May 2013 and December 2013. Our subsidiary used the funds for working capital. In January 2014 we and our subsidiary entered into note exchange agreements with each of these lenders pursuant to which we exchanged the loan contracts for 8% convertible notes in the aggregate amount of RMB 15,100,000 (approximately $2.5 million) which represented the remaining principal balance due under the loan contracts. We refer to these notes as the January 2014 Convertible Notes. The lenders waived any accrued but unpaid interest due prior to this exchange. The January 2014 Convertible Notes, which bear interest at the rate of 8% per annum, mature nine months from the date of issuance and, approved at the special shareholder meeting held on March 27, 2014, these notes are convertible at any time prior to maturity at the option of the holder into shares of our common stock at a conversion price of $0.317 per share. Interest is payable at maturity or conversion, and we have the right to prepay the notes at any time without penalty to us.

In unrelated transactions, between November 2013 and December 2013 Henan Armco & Metawise Trading Co. Ltd. also borrowed an additional RMB18,827,240 (approximately US $3.1 million) from 11 non-U.S. lenders who are not our affiliates under the terms of loan contracts. These loans initially matured between August 2014 and September 2014. Our subsidiary used the funds for working capital. In February 2014 we and our subsidiary entered into note exchange agreements with each of these lenders pursuant to which we exchanged the loan contracts for 8% convertible notes in the aggregate amount of RMB18,827,240 (approximately US$3.1 million) which represented the remaining principal balance due under the loan contracts. We refer to these notes as the February 2014 Convertible Notes. The lenders waived any accrued but unpaid interest due prior to this exchange. The convertible notes, which bear interest at the rate of 8% per annum, mature nine months from the date of issuance and, approved at the special shareholder meeting held on March 27, 2014, these notes are also convertible at any time prior to maturity at the option of the holder into shares of our common stock at a conversion price of $0.317 per share. Interest is payable at maturity or conversion, and we have the right to prepay the notes at any time without penalty to us.

On October 22, 2013, Armco HK extended the Banking Facilities Agreement with DBS Bank (Hong Kong) Limited (originally entered on December 21, 2011) of $20,000,000 for issuance of commercial letters of credit in connection with the Company’s purchase of metal ore.  The Company pays interest at LIBOR or DBS Bank’s cost of funds plus 2.50% per annum on issued letters of credit in addition to an export bill collection commission equal to 1/8% of the first $50,000 and 1/16% of the balance and an opening commission of 1/4% on the first $50,000 and 1/16% of the balance for each issuance.  Amounts advanced under this facility are repaid from the proceeds of the sale of metal ore.  The lender may terminate the facility at anytime at its sole discretion. The facility is secured by the charge on cash deposit of the borrower, the borrower’s restricted pledged deposit in the minimum amount of 3% of the letter of credit amount, the Company’s letter of comfort and the guarantee of Mr. Kexuan Yao.  At December 31, 2013, the balance outstanding under this facility was $4,043,744.

On February 28, 2013, Armco HK extended the uncommitted Trade Finance Facility with RZB Austria Finance (Hong Kong) Limited (originally entered on March 25, 2009 and Amendment No. 3 was entered on November 13, 2013). The facility provides for the issuance of $15,000,000 of commercial letters of credit in connection with the purchase of metal ore. The Company pays interest at 200 basis points per annum plus the lender’s cost of funds per annum on issued letters of credit in addition to fees upon issuance of the letter of credit of 1/16% for issuance commissions, negotiation commissions, commission-in-lieu and collection commissions. Amounts advanced under this facility are repaid from the proceeds of the sale of metal ore. The lender may, however, terminate the facility at any time or at its sole discretion upon the occurrence of any event which causes a material market disruption in respect of unusual movement in the level of funding costs to the lender or the unusual loss of liquidity in the funding market. The lender has the sole discretion to decide whether or not such event has occurred. The facility is secured by restricted cash deposits held by the lender, the personal guarantee of Mr. Kexuan Yao, the Company’s guarantee, and a security interest in the contract for the purchase of the ore for which the letter of credit has been issued and the contract for the sale of the ore. At December 31, 2013, the balance outstanding under this facility was $570,000.

On June 8, 2013, Henan Armco obtained a RMB 30,000,000 (approximately $4.9 million) line of credit from Bank of China for issuance of letters of credit to finance the purchase of metal ore and scrap metal expiring May 23, 2014. The facility is secured by the guarantee provided by Renewable Metals and the pledge of movable assets provided by the borrower. Amounts advanced under this line of credit are repaid from the proceeds of the sale of metal ore. At December 31, 2013, no balance was outstanding under this facility.

On May 31, 2013, Henan Armco extended the RMB 40,000,000 (approximately $6.5 million) line of credit (originally obtained on June 18, 2012) from China Citic Bank, Zhengzhou Branch, for issuance of letters of credit to finance the purchase of metal ore and scrap metal expiring one (1) year from the date of issuance. The facility is guaranteed by Renewable Metals and Mr. Kexuan Yao, the Company’s Chairman and Chief Executive Officer. At December 31, 2013, no balance was outstanding under this facility.

On September 10, 2013, Henan Armco obtained a RMB 20,000,000 (approximately $3.3 million) line of credit from ICBC, for issuance of letters of credit to finance the purchase of metal ore and scrap metal expiring one (1) year from the date of issuance. The facility is guaranteed by Renewable Metals and Mr. Kexuan Yao, the Company’s Chairman and Chief Executive Officer. At December 31, 2013, the balance outstanding under this facility was $2,644,937.

On September 27, 2012, Henan Armco obtained a RMB 78,000,000 (approximately $12.7 million) line of credit from Guangdong Development Bank Zhengzhou Branch for issuance of letters of credit to finance the purchase of metal ore.  The Company pays interest at 120% of the applicable base rate for lending published by the PBC at the time the loan is made on issued letters of credit.  The facility is secured by the guarantee provided by Mr. Kexuan Yao and Renewable Metals jointly and the pledge of movable assets provided by the borrower. Amounts advanced under this line of credit are repaid from the proceeds of the sale of metal ore. At December 31, 2013, no balance was outstanding under this facility.

On March 15, 2013, Renewable Metals entered into a line of credit facility in the amount of RMB50, 000,000 (approximately $8.2 million) from Bank of China, Lianyungang Branch for the purchase of raw materials. The facility is expiring December 27, 2015 with interest at 7.872% per annum. The facility is secured by Renewable metals properties, machinery and equipment and land use rights, and guaranteed by Mr. Kexuan Yao, Ms. Yi Chu, and Henan Armco, respectively. At December 31, 2013, the balance outstanding under this facility was $8,180,361.

On September 10, 2013, Renewable Metals extended (originally entered into on July 24, 2012) a line of credit facility in the amount of RMB 15,000,000 (approximately $2.5 million) from Shanghai Pudong Development Bank for the purchase of raw materials. The term of the facility is 12 months with interest at 120% of the applicable base rate for lending published by the PBOC at the time the loan is drawn down per annum. The facility is secured by Armco machinery’s land use right and guarantees provided Mr. Kexuan Yao, Ms. Yi Chu. At December 31, 2013, the balance outstanding under this facility was $2,454,108.

On July 5, 2011, Renewable Metals obtained a RMB 72,000,000 (approximately $11.8 million) line of credit from Bank of Communications, Lianyungang Branch expiring two (2) years from the date of issuance, for issuance of letters of credit in connection with the purchase of scrap metal. The letters of credit require Renewable Metals to pledge cash deposit equal to 20% of the letter of credit for letters of credit at sight, or 30% for other domestic letters of credit and for extended domestic letters of credit, the collateral of inventory equal to 166% of the letter of credit. The facility is secured by Renewable Metals inventories and guarantee provided by Mr. Kexuan Yao, the Company’s Chairman and Chief Executive Officer. At December 31, 2013, the balance outstanding under this facility was $2,944,929.

The following table provides certain selected balance sheet comparisons as of December 31, 2013 and December 31, 2012.

	31-Dec-13	31-Dec-12	Increase (decrease)	Change %
Cash	$596,557	1,367,171	$(770,614)	(56.4)%
Pledged deposits	4,652,222	4,590,829	61,393	1.3%
Marketable securities	519,129	1,213,641	(694,512)	(57.2)%
Bank Acceptance notes receivable	-	7,926	(7,926)	n/a %
Accounts receivable, net	25,595,516	15,699,390	9,896,126	63.04%
Inventories	20,456,920	13,378,445	7,078,475	52.9%
Advance on purchases	733,285	2,238,652	(1,505,367)	(67.2)%
Prepayments and other current assets	1,181,371	453,299	728,072	160.62%
Total Current Assets	53,735,000	38,949,353	14,785,647	38.0%

Loans payable	27,415,638	19,109,930	8,305,708	43.5%
Bank acceptance note payable	8,473,217	8,624,734	(151,517)	(1.8)%
Current maturities of capital lease obligation	904,990	2,615,296	(1,710,306)	(65.4)%
Accounts payable	10,062,463	1,141,583	8,920,880	781.4%
Advances received from Chairman and CEO	668,332	-	668,332	n/a %
Due to Related Party	403,141	-	403,141	n/a %
Customer deposits	649,488	1,577,194	(927,706)	(58.8)%
Corporate income tax payable	822,207	407,621	2,616,337	641.86%
Derivative warrant liability - current portion	61,429	306,708	(245,279)	(80)%
Value added tax and other taxes payable	2,202,331	2,504,677	(302,346)	(12.07)%
Accrued expenses and other current liabilities	1,228,753	2,355,903	(1,127,150)	(47.8)%
Total Current Liabilities	52,891,989	38,643,646	14,248,343	36.9%

Our current assets at December 31, 2013 increased by $14.8 million, or 38%, from December 31, 2012. This increase reflects increases in accounts receivable of $9.8 million, inventories of $7.1 million, prepayments and other current assets of $0.8 million, and pledged deposits of $0.06 million, partially offset by decreases in advance on purchases of $1.5 million, cash of $0.7 million, and market securities of $0.7 million.

Our current liabilities at December 31, 2013 increased by $14.2 million, or 37%, from December 31, 2012. This increase reflects increases in accounts payable of $8.9 million, loans payable of $8.3 million, corporate income taxes payable of $0.41 million, advances from Kexuan Yao, our Chairman, President and Chief Executive Officer of $0.67 million, and due to related party of $0.4 million, partially offset by decreases in value added tax and other taxes payable of $0.3 million, current maturities of capital lease obligation of $1.7 million, accrued expenses and other current liabilities of $1.1 million, customer deposits of $0.9 million, derivative liability - current portion of $0.2 million, and bank acceptance notes payable and letters of credit of $0.15 million.

Our cash at December 31, 2013 decreased by $0.7 million from December 31, 2012, as we used more cash in our recycling operation around year end of 2013 compared to 2012.

Pledged deposits at December 31, 2013 increased by $0.06 million from December 31, 2012. We make these pledged deposits with financial institutions as collateral for letters of credit, bank acceptance notes and capital lease obligation. Pledged deposits are released to pay vendors upon acceptance of goods.

Marketable securities decreased $0.7 million at December 31, 2013 compared to December 31, 2012 due to the temporary decrease in the market value of our Apollo investment.

Our accounts receivable, net of allowance for doubtful accounts, increased approximately $9.9 million, mainly due to the timing difference between the sales and collections of sales scrap metal transactions that generated account receivable of approximately $11 million, stainless steel transactions account receivable of approximately $8.8 million, and chrome ore of $3.3 million. The approximately $6.5 million account receivable in scrap metals has been received. The full payment of accounts receivable for stainless steel of $8.8 million and chrome ore of $3.3 million have been received.

Inventories at December 31, 2013 increased by $7.1 million from December 31, 2012, which is mainly increased scrap metals inventories primarily due to slow sales as result of weak demand and declined price for scrap metals. The prices decline in scrap steel also resulted in an approximately $2.3 million of inventory deprecation in our recycling business.

Advances on purchases at December 31, 2013 decreased by $1.5 million from December 31, 2012, and consisted of prepayments to vendors for merchandise and deposits on pending purchases. These advances on purchases are customary in our business and help us secure inventory below prevailing market prices, thereby providing us with a better opportunity to increase our gross profit margins.

Our prepayments and other current assets increased $0.7 million at December 31, 2013 compared to December 31, 2012, primarily due to receipt of raw materials we prepaid for our Facility.

Loans payable at December 31, 2013 increased approximately $8.3 million from December 31, 2012, due to short-term borrowings under our letter of credit facilities used to finance the payment of purchases and other short term loans. Usually we used collections of accounts receivable to repay these short-term borrowings. Approximately $5.5 million of the short-term borrowings were exchanged for convertible notes in January and February of 2014 which has been approved by our special shareholder meeting as described above.

Bank acceptance note payable and letters of credit decreased $0.15 million at December 31, 2013 compared to December 31, 2012, primarily due to a decrease in short-term borrowings used in raw material acquisitions.

Current maturities of capital lease obligation at December 31, 2013 decreased $1.7 million as compared to December 31, 2012, resulting from our repayment on maturity of the capital lease obligation.

Accounts payable increased $8.9 million at December 31, 2013 compared to December 31, 2012, primarily due to the increased outstanding balance owed to our suppliers in 2013 for purchase of stainless steel plate which has been resold. We have made full payment for this account payable to our supplier in January 2014.

At December 31, 2013, we owed our Chairman and CEO, Mr. Kexuan Yao, $0.7 million for funds he advanced to us for working capital purposes.

Customer deposits at December 31, 2013 decreased $0.9 million compared to $1.6 million at December 31, 2012 due to timing of customer orders and amounts that we require for deposits. We recognize customer deposit as revenue when the goods have been delivered and the risk of loss has transferred to the customer either at the port of origin or port of destination based on the shipping terms we agree to with our customer.

Corporate income tax payable at December 31, 2013 increased $ 0.4 million from December 31, 2012, primarily due to increases in taxable income for our recycling subsidiary Renewable Metals and Hong Kong subsidiary in 2013.

Value added tax and other taxes payable at December 31, 2013 decreased $0.3 million from December 31, 2012, due to the decrease in gross margin in our sales in 2013.

Accrued expenses and other current liabilities at December 31, 2013 decreased $1.1million from 2.4 million at December 31, 2012, due to timing difference of shipments and payment of our payables. Accrued expenses consist of accrued expenses, payroll payable and other payables related to shipping fees.

We did not make any commitments for capital expenditures at December 31, 2013.

Statement of Cash Flows

Our cash decreased $0.8 million during 2013, as compared to an increase of $0.3 million during 2012. In 2013, we used cash in the amount of $9.5 million in operating activities and $0.1 million in investing activities, respectively. We obtained cash in the amount of $8.8 million through financing activities.

In 2012, we used cash in the amount of $9.0 million in operating activities, and we obtained cash in the amount of $3.0 million and $6.4 million through investing activities and financing activities, respectively.

Cash Flows from Operating Activities

In 2013, net cash used in operating activities of $9.5 million was mainly comprised of outflows related to an increase in accounts receivable of $9.3 million, an increase in inventories of $8.8 million, a decrease of accrued expenses and other current liability of $1.2 million, a decrease in customer deposit of $0.96 million, an increase in prepayment and other current assets of $0.78 million, and an increase in bank acceptance payable of $0.008 million. These outflows were partially offset by cash provided by an increase in accounts payable of $8.7 million, a decrease in advance on purchases of $1.6 million, and an increase of $0.1 million in taxes payable.

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

Cash Flows from Investing Activities

In 2013, cash used in investing activities of $0.1 million was due to cash used in payments made towards pledged deposits of $21.1 million and purchases of property and equipment of $0.17 million, partially offset by proceeds from release of pledged deposits of $21.2 million,

In 2012, cash provided by investing activities of $3.0 million was due to proceeds from release of pledged deposits of 21 million, partially offset by cash used in payments made towards pledged deposits of $16.9 million and purchases of property and equipment of $0.8 million.

Cash Flows from Financing Activities

In 2013 cash provided in financing activities of $8.8 million consisted of proceeds from loans payable of $48.8 million, proceeds from sales of common stock $2.4 million, advances from Chairman and CEO of $0.8 million, and advances from related parties of $0.4 million, partially offset by repayment of loans payable of $40.0 million, and repayment of capital lease obligation of $3.6 million.

In 2012 cash provided in financing activities of $6.4 million consisted of proceeds from loans payable of $64.7 million and banker's acceptance notes payable of $0.4 million, partially offset by repayment of loans payable of $52.4 million, repayments of long-term debt of $4.0 million, repayment of mortgage payable of $2.0 million, and repayment to Kexuan Yao, our Chairman President and Chief Executive Officer of $0.3 million.

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

Contractual Obligations and Commitments

At December 31, 2013, our long-term debt and financial obligations and commitments by due dates were as follows:

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Banker's acceptance notes payable and letters of credit (1)	$8,473,217	$8,473,217	$-	$-	$-
Short-Term Loans Payable (2)	27,415,638	27,415,638	-	-	-
Capital Lease Obligations (3)	904,990	904,990	-	-	-
Operating Lease Obligations (4)	82,241	82,241	-	-	-
Purchase Obligations	-	-	-	-	-
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP	-	-	-	-	-
Total	$36,876,086	$36,876,086	$-	$-	$-

(1)	See Note 10 – Banker's acceptance notes payable and letters of credit in our audited consolidated financial statements included in this Report.

(2)	See Note 9 – Loans Payable in our audited consolidated financial statements included in this Report.

(3)	See Note 12 – Capital lease obligation in our audited consolidated financial statements included in this Report.

(4)	See Note 11 & 14 – Operating lease in our audited consolidated financial statements included in this Report.

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

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable for a smaller reporting company.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Please see our Financial Statements beginning on page F-1 of this annual report.

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On December 27, 2013, we informed our independent registered public accounting firm Li and Company, PC that we were terminating the client-auditor relationship, effective immediately. On December 27, 2013 we engaged MaloneBailey LLP as our independent registered public accounting firm. Li and Company, PC had served as our independent registered public accounting firm since May 2008 and reported on our consolidated financial statements for the years ended December 31, 2012 and 2011. The dismissal of Li and Company, PC and engagement of MaloneBailey LLP was approved by the Audit Committee of our board of directors.

Neither the report of Li and Company, PC dated March 29, 2013 on our consolidated balance sheets as of December 31, 2012 and 2011 and the related consolidated statements of operations and comprehensive income, change in stockholders' equity and cash flows for the years ended December 31, 2012 and 2011 nor the report of Li and Company, PC dated March 30, 2012 on our consolidated balance sheets as of December 31, 2011 and 2010 and the related consolidated statements of operations and comprehensive income, change in stockholders' equity and cash flows for the years ended December 31, 2011 and 2010 contained an adverse opinion or a disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope, or accounting principles. During our two most recent fiscal years and the subsequent interim period preceding our decision to dismiss Li and Company, PC we had no disagreements with the firm on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreement if not resolved to the satisfaction of Li and Company, PC would have caused it to make reference to the subject matter of the disagreement in connection with its report.

During our two most recent fiscal years and the subsequent interim period prior to retaining MaloneBailey LLP (1) neither we nor anyone on our behalf consulted MaloneBailey LLP regarding (a) either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements or (b) any matter that was the subject of a disagreement or a reportable event as set forth in Item 304(a)(1)(iv) and (v), respectively, of Regulation S-K, and (2) MaloneBailey LLP did not provide us with a written report or oral advice that they concluded was an important factor considered by us in reaching a decision as to accounting, auditing or financial reporting issue.

ITEM 9A.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act are recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2013. Based on that evaluation and as described below under “Management’s Report on Internal Control over Financial Reporting,” we have identified material weaknesses in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)). These weaknesses involve our lack of experience with U.S. GAAP requirements, as described in more detail in the next section. Solely as a result of these material weaknesses, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of December 31, 2013.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that, due to the material weaknesses described below, our internal control over financial reporting was not effective as of December 31, 2013.

A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements would not be prevented or detected on a timely basis.

Based on management’s assessment of the effectiveness of our internal controls over financial reporting, management concluded that our internal controls over financial reporting were not effective as of December 31, 2013, due to insufficiently qualified accounting and other finance personnel with an appropriate level of U.S. GAAP knowledge and experience. Management believes that our lack of experience with U.S. GAAP constitutes a material weakness in our internal control over financial reporting.

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

Remediation Plan

As a result of management’s assessment of our internal control over financial reporting, we plan to continue to devote resources to remediate, improve and document our disclosure controls and procedures and internal controls and procedures. During 2013 we have taken the following procedures in implementing our remediation plan as first established in 2012: (i) hired a U.S. CPA to assist us with our financial reporting and SEC filing including consolidation preparation, and (ii) engaged a professional services firm that has expertise in accounting and U.S. GAAP matters with publicly-traded companies. We continue to consider the following remediation options, or some combination thereof: (i) hiring additional personnel with sufficient U.S. GAAP experience and (ii) implementing ongoing training in U.S. GAAP requirements for our CFO and accounting and other finance personnel.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the fourth quarter of the fiscal year of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     Other Information.

None.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information about our directors and executive officers as of the date of this report:

Name	Age	Positions and Offices Held
Kexuan Yao	42	Chairman, President and Chief Executive Officer
Fengtao Wen	40	Chief Financial Officer
Weigang Zhao	35	Vice General Manager of Renewable Metals and Director
William Thomson	72	Director
Kamping Chan	59	Director
Weiping Shen	43	Director

Kexuan Yao. Mr. Yao has served as the Chairman of the board of directors and Chief Executive Officer since June 2008. Mr. Yao has served as the Chairman and General Manager of our Armco HK subsidiary since its inception in 2001. From 1996 to 2001, Mr. Yao served as the General Manager of the Tianjian Branch for Zhengzhou Gaoxin District Development Co., Ltd., a Chinese metal distribution business. While at Zhengzhou Gaozin District Development Co., Ltd., his main responsibility was the management of the iron ore import department, which coordinated the delivery of iron ore from around the world into China. Mr. Yao received a bachelor’s degree from Henan University of Agriculture in 1996 and expects to obtain an EMBA degree from the China Europe International Business School (CEIBS) within this year. Our board of directors believes Mr. Yao’s experience in the metal ore business and his experience and success in operating Armco Metals International Limited are important attributes that enhance the quality of the board of directors.

Fengtao Wen. Mr. Wen has served as our Chief Financial Officer since June 2008. Mr. Wen has served as the accounting manager of our Henan Armco subsidiary since 2005 and is responsible for supervision of financial controls and management of these entities. From 1996 to 2005, Mr. Wen worked in the accounting department of Zhengzhou Smithing Co., Ltd. Mr. Wen graduated from the Economics Department of Zhengzhou University in 1996.

Weigang Zhao. Mr. Zhao has been a member of our board of directors since June 2008. Mr. Zhao is a key employee and has served as the Vice General Manager of Renewable Metals since 2007. From 2005 through 2006 Mr. Zhao served as a manager in the supply department at Henan Anyang Steel Co., Ltd. From 2003 through 2004 Mr. Zhao served as the marketing manager at Sinotrans Henan Co., Ltd. Mr. Zhao graduated with a bachelor’s degree in Economics from Henan College of Finance and Economics in 2002. Our board of directors believes Mr. Zhao’s experience in the steel industry is a key qualification for his inclusion on the board of directors.

William Thomson. Mr. Thomson is a managing partner of Mercana Growth Partners since 2009, a leading merchant banking and crisis management company. Prior to 2009, he was the president of Thomson Associates Inc. for more than 30 years. Mr. Thomson sits on the board of directors of the following publicly-listed companies: Asia Bio Chem Group Co. Ltd. since 2008, Chile Mining Technologies Inc. since 2010, China Armco Metals Inc. since 2009 and the Score Inc. since 2004. During the past 10 years, Mr. Thomson was previously on the board of directors of the following public companies: Atlast Pain & Injury Solutions Inc. from June 2006 to March 2007, Acto Digital Video Systems Inc. from December 2003 to January 2004, China Automotive Systems Inc. from September 2003 to July 2010, Greater China Capital Inc. from February 2010 to February 2012, Imperial Plastech Inc. from November 2002 to January 2005, Industrial Minerals Inc. from March 2007 to June 2009, JITE Technologies Inc. from September 2005 to February 2007, Maxus Technologies Inc. from February 2004 to June 2010, Med Emerg International Inc. from February 1998 to May 2004, Open EC Technologies Inc. from November 2005 to November 2009 and YTW Weslea Growth Capital Corp. From October 2004 to September 2005, Mr. Thomson received his Bachelors’ Degree in Business Commerce from Dalhousie University in 1961, and became a Chartered Accountant affiliated with the Institute of Chartered Accountants in 1963. Mr. Thomson, one of our three independent directors, is also chairman of the Audit Committee. Our board of directors believes Mr. Thomson’s professional qualifications as a chartered accountant as well as his experience in finance, corporate governance and development and business operations bring valuable insights to the board’s oversight of business operations, financing and corporate governance. Our board of directors believes Mr. Thomson’s professional qualifications as a chartered accountant as well as his experience in finance, corporate governance and development and business operations bring valuable insights to the board’s oversight of business operations, financing and corporate governance.

Kamping Chan Mr. Chan has been a member of our board of directors to since September 2010. Since 1994, Mr. Chan has been the Chairman and Executive Director of PNK International, Ltd. and Beston Holdings Group, Ltd. which are engaged in the distribution of metal and metal ore. From 2003 to 2004 Mr. Chan was the Director of International Mineral Limited, an iron ore company, which was acquired by the CITIC PACIFIC in 2004. International Mineral Ltd. was engaged in iron ore exploration and production. From 1989 to 1994, Mr. Chan managed the trading department of Prosperous Enrich, Ltd. which was engaged in importing minerals and ore into the Asian market. From 1985 to 1988 Mr. Chan served as a trader at Cargill Limited in Hong Kong. Mr. Chan graduated from China Fujian Teachers University in 1976 with a Bachelors degree in English. Mr. Chan brings vast experience in the metals and minerals industries to our board of directors.

Weiping Shen. Mr. Shen has been a member of our board of directors since May 2012. He has been acting as the partner of Shanghai Milestone Assets Management Co., Ltd. since May 2011, where he is the chief researcher and has developed strict investment research practice systems and procedures. Prior to that, Mr. Shen was a TV show host, commenter and journalist with Shanghai Yicai Media Co., Ltd. from July 2003 to May 2011, during which time he hosted shows on the financial channel and was recognized as one of the "Top Ten Outstanding Young Chinese Financial Practitioners in Shanghai". Being a financial commenter and journalist at the financial channel, Mr. Shen has developed considerable experience in investment research and management and built-up a large network in the media industry and the capital market in China, which we believe enables him to provide insightful advice to the Company’s management and helps enhance the Company's public image in China.

There are no family relationships between any of the executive officers and directors. Each director is elected at our annual meeting of stockholders and holds office until the next annual meeting of stockholders, or until his successor is elected and qualified.

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

Director Compensation

The board of directors’ general policy on director compensation is that compensation for non-employee directors should consist of a combination of cash and equity based compensation. The following table summarizes the compensation paid by us to our directors during 2013.

Director	Fees earned or paid in cash ($)	Stock Awards ($)(2)		Total ($)
Kexuan Yao (1)	-	-		-
Weigang Zhao (1)	-	-		-
William Thomson	40,000	-		40,000
Kamping Chan	20,000	2,063	(3)	22,063
Weiping Shen (4)	-	19,450	(4)	19,450

(1)

In accordance with our board of directors' general policy directors who are full time employees (Messrs. Yao and Zhao) are not paid for board service in addition to their regular employee compensation.

(2)

The amounts in this column represent the fair value of the award as of the grant date as computed in accordance with FASB ASC Topic 718. See Note 15 included in the Notes to Consolidated Financial Statements appearing later in this report for the assumptions used in determining this valuation.

(3)

The amount in this column represents the fair value of 6,250 shares of our common stock, granted on May 2, 2013, at $0.3301 per share, for his services provided in 2013. Each 50% of such award vested on June 30, 2013 and December 31, 2013.

(4)

The amount in this column represents the fair value of 50,000 shares of our common stock, granted on May 3, 2013, at $0.389 per share, for his services provided from May 4, 2013 to May 3, 2014. Each 50% of such shares vested on September 30, 2013 and May 3, 2014.

Pursuant to our offer letter to William Thomson, Mr. Thomson, as compensation for serving as our director, shall receive an annual salary of $40,000 during the fiscal year of 2014, payable on a quarterly basis.

Pursuant to our offer letter to Kamping Chan, Mr. Chan, as compensation for serving as our director, shall receive a salary of $20,000 during the fiscal year of 2014, payable on a quarterly basis. Mr. Chan shall also receive 6,250 shares of our common stock, and each 50% of such shares shall vest on June 30, 2014 and December 31, 2014.

Pursuant to our offer letter to Weiping Shen, Mr. Shen, as compensation for serving as our director, shall receive a salary of 50,000 shares of our common stock from May 4, 2014 to May 3, 2015, and each 50% of such shares shall vest on September 30, 2014 and May 3, 2015.

Board of Directors and Committee Membership

Director	Audit Committee Member	Compensation Committee Member	Nominating and Governance Committee Member

Kexuan Yao
Weigang Zhao
William Thomson	✔ (1)	✔ (1)	✔
Kamping Chan	✔	✔	✔
Weiping Shen	✔	✔	✔ (1)

(1)            Denotes Chairman.

In addition to the individual skills and background described above, the board has also concluded that each of these individuals will continue to provide knowledgeable advice to our other directors and to senior management on numerous issues facing our company and on the development and execution of our strategy.

Board Leadership and Oversight in Risk Management

Risk is inherent with every business, and how well a business manages risk can ultimately determine its success. We face a number of risks, including liquidity risk, operational risk, strategic risk and reputation risk. Mr. Yao serves as both our Chief Executive Officer and the Chairman of the Board. Our Board does not have a policy on whether the role of Chairman and Chief Executive Officer should be separate or combined, but believes that the most effective leadership structure for us at this time is to have these roles combined. Given our size, we believe having a single leader for both our company and the board of directors eliminates duplication of effort and efficiency while providing clear leadership for our company. We do not have a lead independent director; however, three of five our current directors are independent and each of our standing committees (Audit, Nominating and Corporate Governance and Compensation) is comprised solely of independent directors. We believe this structure provides adequate oversight of our operations by our independent directors in conjunction with our Chairman/CEO. The business and operations of our company are managed by our Board as a whole, including oversight of various risks, such as operational and liquidity risks that our company faces. Management is responsible for the day-to-day management of the risks we face, while the Board, as a whole, has responsibility for the oversight of risk management. In his role and as independent director, our independent directors meet regularly with management to discuss strategy and risks we face and to address any questions or concerns he may have on risk management and any other matters.

Audit Committee

The Audit Committee is responsible to the board of directors for the areas of audit and compliance and oversees our financial reporting process, including monitoring the integrity of the financial statements and the independence and performance of the registered public accounting firm and supervises our compliance with legal and regulatory requirements. The current members of the Audit Committee are Weiping Shen, William Thomson and Kamping Chan. The board of directors has determined that Mr. Thomson, Chairman of the Audit Committee, is an “audit committee financial expert” as defined under SEC rules. The board of directors has affirmatively determined that none of the members of the Audit Committee have a material relationship with us that would interfere with the exercise of independent judgment and each of the members of the Audit Committee are “independent” as defined in the applicable NYSE MKT Company Guide. The responsibilities of the Audit Committee, as approved by the board of directors, are set forth in the Audit Committee Charter, a copy of which is included as Exhibit 99.1 of our Form 8-K filed with the SEC on October 28, 2009.

Compensation Committee

The Compensation Committee is responsible for establishing and reviewing our compensation and employee benefit policies. The current members of the Compensation Committee are Weiping Shen, William Thomson and Kamping Chan, each of whom is “independent director” within the meaning of the applicable NYSE MKT Company Guide. The chairman of the Compensation Committee is Mr. Thomson.

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

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee was formed: (1) to assist the board of directors by identifying individuals qualified to become board members and to recommend for selection by the board of directors the director nominees to stand for election for the next annual meeting of our stockholders; (2) to recommend to the board of directors director nominees for each committee of the board of directors; (3) to oversee the evaluation of the board of directors and management and (4) to develop and recommend to the board of directors a set of corporate governance guidelines and enhancements to the Code of Business Conduct and Ethics. The responsibilities of the Nominating and Corporate Governance Committee, as approved by the board of directors, are set forth in the Nominating and Corporate Governance Committee Charter, a copy of which is included as Exhibit 99.3 of our Form 8-K filed with the SEC on October 28, 2009.  The current members of the Nominating and Corporate Governance Committee are Weiping Shen, William Thomson and Kam Ping Chan, each of whom is “independent director” within the meaning of the applicable NYSE MKT Company Guide. The chairman of the Nominating and Corporate Governance Committee is Mr. Shen.

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

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto under Rule 16a-3(d) of the Exchange Act filed during 2013, we are not aware that any officer, director or 10% or greater beneficial owner failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Exchange Act with respect to 2013, other than as set forth Mr. Kexuan Yao failed to timely file one Form 4 reporting one transaction. The delinquent report was subsequently filed.

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

ITEM 11.      EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in the past two years for:

●	our principal executive officer or other individual serving in a similar capacity,
●

our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2013 as that term is defined under Rule B-7 of the Securities Exchange Act of 1934, and

●	up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2013.

For definitional purposes, these individuals are sometimes referred to as the “named executive officers.”

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (2)		Option Awards ($)	All Other Compensation (1)	Total ($)

Kexuan Yao
Chief Executive Officer	2013	$177,486	-	$355,250	(3)	-	-	$532,735
and Director	2012	$250,000	-	$289,858	(4)	-	-	$539,858
Fengtao Wen,
Chief	2013	$30,072		$47,000	(5)			$77,072
Financial Officer	2012	$30,764	-	$77,494	(7)	-	$-	$108,258

Weigang Zhao,
Vice General
Manager of Renewable Metals	2013	$7,000		$47,000	(6)			$54,000
and Director	2012	$10,450	-	$59,404	(8)	-	$-	$69,854

(1)	All perquisites awarded to the above individuals were less than $10,000 for each of the 2013 and 2012 fiscal years.
(2)

The amounts in this column represent the fair value of the award as of the grant date as computed in accordance with FASB ASC Topic 718. See Note 15 included in the Notes to Consolidated Financial Statements appearing later in this report for the assumptions used in determining this valuation.

(3)

The compensation for 2013 includes (i) salary in cash of $93,557 and in stock of 178,571 shares of our common stock for his 2013 services in lieu of cash multiplied by $0.47, which was the closing stock price per share on November 5, 2013, the date of grant. Such shares fully vested on the date of grant, (ii) 225,000 shares of our common stock for his 2013 services in lieu of cash multiplied by $0.47, which was the closing stock price per share on November 5, 2013, the date of grant. Such shares fully vested on the date of grant; and (iii) 125,000 shares of our common stock for each quarter of 2013 services multiplied by $0.499, which was the closing stock price per share on February 8, 2012, the date of grant per employment agreement. Each of such 125,000 shares vested on April 1, 2013, July 1, 2013, October 1, 2013 and January 1, 2014, respectively.

(4)

Representing aggregated shares granted to him in 2012 as follows: (i) 435,363 shares of our common stock for his first half of 2012 services in lieu of cash multiplied by $0.33, which was the closing stock price per share on July 30, 2012, the date of grant. Such shares fully vested on the date of grant; (ii) 50,000 shares of the Company’s common stock as bonus for his service in the second half of 2012, multiplied by $0.33, which was the closing stock price per share on July 30, 2012, the date of grant. Such shares fully vested on the date of grant; (iii) 215,027 shares of our common stock, of which 146,860 shares for his fourth quarter of 2012 services in lieu of cash multiplied by $0.35, which was the closing stock price per share on November 12, 2012, the date of grant, and 68,187 shares as stock bonus for his service in the second half of 2012, multiplied by $0.35, which was the closing stock price per share on November 12, 2012. Such shares fully vested on the date of grant; and (iv) 125,000 shares of our common stock for each quarter of 2012 services multiplied by $0.499, which was the closing stock price per share on February 8, 2012, the date of grant per employment agreement. Each of such 125,000 shares vested on April 1, 2012, July 1, 2012, October 1, 2012 and January 1, 2013, respectively (and such the grants were authorized by our board prior to each such issuance in 2012).

(5)

The compensation for 2013 includes (i) salary in cash of $30,072 and in stock of $20,231 shares of our common stock for his services in lieu of cash multiplied by $0.47,  which was the closing stock price per share on November 5, 2013, the date of grant. Such shares fully vested on the date of grant, and (ii) 100,000 shares of our common stock for his 2013 services in lieu of cash multiplied by $0.47, which was the closing stock price per share on November 5, 2013, the date of grant. Such shares fully vested on the date of grant.

(6)

The compensation for 2013 includes (i) salary in cash of $7,000 and (ii) 100,000 shares of our common stock for his 2013 services in lieu of cash multiplied by $0.47, which was the closing stock price per share on November 5, 2013, the date of grant. Such shares fully vested on the date of grant.

(7)	Representing aggregated shares granted to him in 2012 as follows:(i)10,000 shares of the Company’s common stock for his 2011 services in lieu of cash multiplied by $0.57, which was the closing stock price per share on February 6, 2012, the date of grant. Such shares fully vested on the date of grant. Such shares were accounted as 2012 compensation.(ii) 51,167 shares of the Company’s common stock for his first half of 2012 services in lieu of cash multiplied by $0.33, which was the closing stock price per share on July 30, 2012, the date of grant. Such shares fully vested on the date of grant; (iii) 50,000 shares of the Company’s common stock for bonus for his second half of 2012 service, multiplied by $0.33, which was the closing stock price per share on July 30, 2012, the date of grant. Such shares fully vested on the date of grant; and (vi)117,254 shares of the Company’s common stock for his second half of 2012 services in lieu of cash multiplied by $0.35, which was the closing stock price per share on November 12, 2012, the date of grant. Such shares fully vested on the date of grant.
(8)	Representing aggregated shares granted to him in 2012 as follows: (i) 5,653 shares of the Company’s common stock for his first half of 2012 services in lieu of cash multiplied by $0.33, which was the closing stock price per share on July 30, 2012, the date of grant. Such shares fully vested on the date of grant. (ii) 50,000 shares of the Company’s common stock for bonus for his second half of 2012 service, multiplied by $0.33, which was the closing stock price per share on July 30, 2012, the date of grant. Such shares fully vested on the date of grant. (iii)117,254 shares of the Company’s common stock for his second half of 2012 services in lieu of cash multiplied by $0.35, which was the closing stock price per share on November 12, 2012, the date of grant. Such shares fully vested on the date of grant.

Outstanding Equity Awards at Year End

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#) (1)	Value of Shares or Units of Stock that have not Vested ($) (2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#) (3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($) (2)
Kexuan Yao	-	-	-	-	-	500,000	249,500	500,000	249,500

(1)	This column reflects the number of shares of our restricted common stock awarded to the respective named executive officer that had not yet vested as of December 31, 2013.
(2)	Determined based on the closing market price of our common stock on February 8, 2012, the grant date of $0.499 per share.
(3)

Number of shares reflects each 125,000 shares of restricted common stock which shall vest on April, 2014, July 1, 2014, October 1, 2014, and January 1, 2015 if Mr. Yao remains as our employee at the time of vesting.

Executive Employment Agreements and Narrative Regarding Executive Compensation

The following discussion provides compensation information pursuant to the scaled disclosure rules applicable to “smaller reporting companies” under SEC rules and may contain statements regarding future individual and company performance targets and goals. These targets and goals are disclosed in the limited context of our compensation programs and should not be understood to be statements of management’s expectations or estimates of results or other guidance. We specifically caution stockholders not to apply these statements to other contexts.

The board of directors administers the compensation program for the executive officers. The Compensation Committee is responsible for reviewing and recommending our compensation and employee benefit policies to the Board for its approval and implementation. The Compensation Committee reviews and recommends to the board of directors for approval the compensation for our Chief Executive Officer, including salaries, bonuses and grants of awards under our equity incentive plans. The Compensation Committee and the board of directors review and act upon proposals by non-interested management to determine the compensation to other executive officers. The Compensation Committee, among other things, reviews and recommends to the board of directors employees to whom awards will be made under our equity incentive plans, determines the number of options to be awarded, and the time, manner of exercise and other terms of the awards. The intent of the compensation program is to align the executive’s interests with that of our stockholders, while providing incentives and competitive compensation for implementing and accomplishing our short-term and long-term strategic and operational goals and objectives.  The compensation of the named executive officers consists of base salary, discretionary bonus, and equity in our company.

Chief Executive Officer’s Compensation

On December 18, 2008, we entered into an employment agreement with Mr. Yao, our Chief Executive Officer and Chairman of the board of directors, for a term of thirty-six (36) months commencing January 1, 2009. The agreement expired on December 31, 2011. In September 2011, the Compensation Committee engaged Frederic. W. Cook & Co., Inc., an independent compensation consultant, to advise us on the compensation provided to our Chief Executive Officer, Mr. Kexuan Yao, and determine what actions, if any, were appropriate regarding future executive compensation arrangements.

In developing their assessment, the consultant considered pay practices of companies in similar industries and of similar size. The consultant also gave consideration to the fact that Mr. Yao has provided personal guarantee for certain of our credit facilities. As a result of its analysis, Frederic. W. Cook & Co., Inc. recommended that the target compensation to Mr. Yao should generally be positioned at the median of comparably sized companies in similar industries. The consultant further recommended components and terms of each components of Mr. Yao’s future compensation. Based on the analysis and recommendations, the Compensation Committee adopted and approved the new employment agreement as described below.

On February 8, 2012, our company and Kexuan Yao entered into a second employment agreement, to employ Mr. Yao as our Chairmen of the board of the directors, President, and Chief Executive Officer. The initial term of employment under the agreement is from January 1, 2012 until December 31, 2014, unless sooner terminated in accordance with the terms of the employment agreement. Pursuant to the employment agreement, Mr. Yao is entitled to, among others, the following compensation and benefits:

●

A base salary at an annual rate of (i) $250,000 for the period beginning from January 1, 2012 through December 31, 2012; (ii) $270,000 for the period beginning on January 1, 2013 through December 31, 2013; and (iii) $300,000 for the period beginning on January 1, 2014 through December 31, 2014.

●	A cash bonus equal to 50% of Mr. Yao’s base salary for each year during the contract term.
●

During the employment term, the compensation committee shall have the discretion to grant Mr. Yao annual bonuses pursuant to a specified time or fixed schedule specified under the compensation plan at the date of the deferral of such compensation. Mr. Yao is also eligible to receive any other bonus under any other bonus plan, stock option or equity-based plan, or other policy or program of our company, as may be approved by the compensation committee and in accordance with any stockholder approval incentive plan in effect at the time of such decision.

●

Mr. Yao to receive 1,500,000 shares of our common stock, subject to the terms and conditions of the Amended and Restated 2009 Stock Incentive Plan. The shares shall vest according to the following schedule: 125,000 shares to vest on the first day of each quarter over a three year period commencing on April 1, 2012 and terminating on January 1, 2015, provided, however, if the executive is terminated pursuant to employment agreement, Mr. Yao shall forfeit all the unvested shares as of such termination.

●	Eligibility to participate in our benefit plans that are generally provided for executive employees.

Upon certain termination events and a change in control of our company, Mr. Yao is entitled to certain payments from us as described in the employment agreement. Pursuant to the employment agreement, we will indemnify Mr. Yao to the fullest extent that would be permitted by for certain liabilities arising by reason of his employment by us, excluding liabilities resulted from gross negligence, gross misconduct, or gross malfeasance of Mr. Yao. Pursuant to the employment agreement, Mr. Yao is also subject to a confidentiality covenant, a non-interference covenant, and a non-competition covenant.

Other Executive Officers’ Compensations

The compensation of our Chief Financial Officer and Vice General Manager of Renewable Metals is determined by the board of directors, by reviewing and acting upon proposals by non-interested management. The proposals are formed based upon the scope of the named executive officer’s duties and responsibilities to our company and a number of performance-based factors including, the individual performance in each evaluation period, and the company’s financial (such as revenue growth, profitability, increase return on investment) and non-financial performance (such as improvement of timely delivery, quality control, cost control, safety of operation, increase of customer base and satisfaction (such performance-based factors collectively as the “Evaluation System”). The board of directors also considers pay practice to executives in comparable companies in the location where such executives are based. Our board of directors did not consult with any experts or other third parties in fixing the amount of compensation for our Chief Financial Officer and Vice General Manager of Renewable Metals.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

At March 28, 2014, we had 31,078,886 shares of common stock issued and outstanding. The following table sets forth information known to us as of March 28, 2014 relating to the beneficial ownership of shares of our common stock by:

●	each person who is known by us to be the beneficial owner of more than 5% of our outstanding common stock;
●	each director and nominee;
●	each named executive officer; and
●	all named executive officers and directors as a group.

	Common Stock (2)
Name and Address of Beneficial Owner (1)	Shares	%
Kexuan Yao (3)	8,727,705	28.08%
Weigang Zhao	292,573	≤1%
Fengtao Wen	389,606	1.3%
Weiping Shen	75,000	≤1%
Kamping Chan	15,625	≤1%
William Thomson (4)	16,250	≤1%
All directors and executive officers as a group (six persons) (3) (4)	9,516,759	30.6%

(1)	Except as otherwise noted below, the address of each of the persons shown in the above table is c/o Armco Metals Holdings, Inc., One Waters Park Drive Suite 98, San Mateo, California 94403.

(2)

Includes, where applicable, shares of common stock that such person has the right to acquire within 60 days after March 28, 2014. Also includes unvested shares of restricted stock as to which such person has voting power but no dispositive power. Unless otherwise indicated, we believe that all persons named in the table above have sole voting power and/or investment power with respect to all shares of common stock beneficially owned by them.

(3)

The number of shares beneficially owned by Mr. Yao, our Chief Executive Officer, including 8,246,353 shares of common stock directly owned by Mr. Yao, 231,352 shares of common stock owned by his spouse, and 250,000 shares underlying vested restricted stock awards, but excludes an additional 250,000 shares underlying unvested stock awards under Mr. Yao’s employment agreement dated February 8, 2012 if he remains as an employee at the time of vesting, and the “1,300,000 pledged shares” as described below. Mr. Yao entered into a Structured Transaction Agreement, dated June 11, 2010, with Crisnic Fund, SA., or Crisnic Fund. In connection with that agreement, Mr. Yao pledged 1,300,000 shares of our common stock as collateral, which we refer to herein as the 1,300,000 pledged shares. After lengthy jurisdictional proceedings in which Crisnic Fund unsuccessfully disputed the jurisdiction of the United States District Court, Mr. Yao acquired discovery in litigation against Crisnic Fund. Crisnic Fund's brokerage account statements reflected that Crisnic Fund sold all 1,300,000 million shares of Mr. Yao's China Armco stock pledged as collateral, without notice to Mr. Yao. The dates of Crisnic Fund's sales ranged from June 29, 2010 through July 8, 2010. The net proceeds of such sales totaled $4,113,064.29. While Crisnic Fund did, on July 27, 2010, send Mr. Yao $1 million in purported loan proceeds, Crisnic Fund did so only after it had already sold Mr. Yao's 1,300,000 shares pledged as collateral. Mr. Yao is currently in litigation to recover all 1,300,000 shares of his China Armco stock and damages, including punitive damages for fraud.

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

Securities authorized for issuance under equity compensation plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our stockholders as well as any equity compensation plans not approved by our stockholders as of December 31, 2013.

The table below summarizes the Company’s Amended and Restated 2009 Stock Incentive Plan activities:

	Number of Shares or Options	Fair Value at Date of Grant

Balance, December 31, 2011	698,507	$1,151,945

Options – granted	-	-

Options – canceled	-	-

Shares – granted	3,550,374	1,477,006

Shares – canceled	(50,000)	(14,000)

Balance, December 31, 2012	4,198,881	$2,614,951

Options – granted	-	-

Options – canceled	-	-

Shares – granted	1,419,532	662,256

Shares – canceled	(-)	(-)

Balance, December 31, 2013	5,618,413	$3,277,207

Vested, December 31, 2013	5,101,746	3,021,224

Unvested, December 31, 2013	516,667	$255,983

As of December 31, 2013, there were 2,581,587 shares of common stock remaining available for issuance under the Amended and Restated 2009 Stock Incentive Plan.

For a description of each of the 2009 Stock Incentive Plan and stock options listed in this table, see Note 15 in “Note to Consolidated Financial Statements” appearing later in this report.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The following sets forth a summary of transactions since the beginning of the fiscal year of 2011, or any currently proposed transaction, in which our company was to be a participant and the amount involved exceeded or exceeds $120,000 and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Operating Lease from Chairman, President and Chief Executive Officer and Principal Stockholder

On January 1, 2006, Henan Armco entered into a non-cancellable operating lease for its 176.37 square meters commercial office space in the City of Zhengzhou, Henan Province, PRC with Mr. Kexuan Yao. Chairman, Chief Executive Officer and significant stockholder of our company for RMB10,000 per month, which expired on December 31, 2008 and has been extended through December 31, 2014.  Total lease payments for the years ended December 31, 2013 and 2012 amounted to RMB 120,000 (equivalent to $19,373 and $19,022).

Advances from our Chairman, President and Chief Executive Officer and Principal Stockholder conversion to common stock

From time to time, Mr. Kexuan Yao, the Chairman, CEO and significant stockholder of our company, advances funds to us for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand. As of December 31, 2013 and December 31, 2012, the advance balance was $668,332 and $nil, respectively.

Loan from our Chairman, President and Chief Executive Officer and Principal Stockholder and its conversion into common stock

On March 29, 2013, we executed a promissory note in the amount of $1,000,000 payable to the Chairman, President and Chief Executive Officer and principal stockholder of our company.  The note, which is due in one year, accrues interest at 8% per annum.  The proceeds are used for working capital purposes.

On October 28, 2013, the note was converted into 2,010,327 shares of our common stock, at a conversion price of $0.52 per share, such price being equal to the average of the last three closing bid prices of the common stock on the NYSE MKT, pursuant to certain subscription agreement entered into between our company and Mr. Yao on October 22, 2013. The conversion and issuance of the shares was exempt from registration under the Securities Act, in reliance on Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were paid with respect to such sales.

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

For purposes of the Related Person Transaction Policy, a "related person" means:

●	any director or executive officer of our company,
●	any nominee for director,
●	any 5% beneficial owner of our common stock,
●	any immediate family member of a director, nominee for director, executive officer or 5% beneficial owner of our common stock, and
●

any firm, corporation, or other entity in which any of these persons is employed or is a partner or principal or in a similar position, or in which such person has a 10% or greater beneficial ownership interest.

The Related Person Transaction Policy will provide that the following types of transactions are deemed to be pre-approved under the policy:

●	transactions that are available to related persons on the same terms as such transactions are available to all employees generally;
●

compensation or indemnification arrangements of any executive officer, other than an individual who is an immediate family member of a related person, if such arrangements have been approved by the board of directors or the Compensation Committee;

●

transactions in which the related person's interest derives solely from his or her ownership of less than 10% of the equity interest in another person (other than a general partnership interest) that is a party to the transaction;

●

transactions in which the related person's interest derives solely from his or her ownership of a class of our equity securities and all holders of that class of equity securities received the same benefit on a pro rata basis,

●	director compensation arrangements, if such arrangements have been approved by the board of directors or the Nominating and Corporate Governance Committee; and
●	any other transaction which is not required to be disclosed as a "related person transaction" under applicable securities regulations.

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

ITEM 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees that were billed for the audit and other services provided by Malone Bailey LLP for 2013 and Li & Company, PC for 2013 and 2012.

	2013	2012

Audit Fees	$170,000	$137,500
Audit-Related Fees	-	-
Tax Fees	7,500	7,500
All Other Fees	12,500	3,950
Total	$190,000	$148,950

Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees — This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the Securities and Exchange Commission and other accounting consulting.

Tax Fees — This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees — This category consists of fees for other miscellaneous items.

Our board of directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Audit Committee of the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Audit Committee of the Board. The audit and tax fees paid to the auditors with respect to 2013 were pre-approved by the Audit Committee of the board of directors.

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1)     Financial statements.

●	Reports of Independent Registered Public Accounting Firm
●	Consolidated balance sheets at December 31, 2013 and 2012
●	Consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2013 and 2012
●	Consolidated statements of cash flows for the years ended December 31, 2013 and 2012
●	Consolidated statement of stockholders’ equity for the years ended December 31, 2013 and 2012
●	Notes to consolidated financial statements

(b)     Exhibits.

Exhibit Index	Description of Document	Filed Herewith	Previously Filed	Incorporated by Reference To:
2.1	Share Purchase Agreement between Cox Distributing, Inc. and Armco & Metawise (HK), Ltd., dated June 27, 2008.		✔	Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on July 1, 2008.

3.1	Articles of Incorporation of the Registrant as filed with the Secretary of State of Nevada.		✔	Exhibits 3.1 to the Registrant’s Registration Statement on Form SB-2 filed on August 27, 2007.

3.2	Bylaws of the registrant.		✔	Exhibit 3.2 to the Registrant’s Registration Statement on Form SB-2 filed on August 27, 2007.

3.3	Amendments to Bylaws		✔	Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on April 1, 2010.

3.4	Certificate of Amendment to Articles of Incorporation of the Company as filed with the Secretary of State of Nevada on July 3, 2013		✔	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 8, 2013.

4.2	Form of $7.50 Warrant (April 2010 Offering)		✔	Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on April 20, 2010.

4.3	Form of Amendment to Subscription Agreement and Common Stock Purchase Warrant		✔	Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2010.

4.4	Form of Amendment No. 2 to Subscription Agreement and Common Stock Purchase Warrant dated January 11, 2013		✔	Exhibit 10.1 to the Current Report on Form 8-K as filed on January 17, 2013.

4.5	Form of Senior Convertible Note		✔	Exhibit 4.1 to the Current Report on Form 8-K as filed on November 13, 2013.

10.1	China Armco Metals, Inc. 2009 Stock Incentive Plan		✔	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 28, 2009.

10.2	Form of China Armco Metals, Inc. Restricted Stock Agreement		✔	Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 28, 2009.

10.3	Loan Agreement between Armet (Lianyungang) Renewable Resources Co., Ltd. and Bank of China Dated September 4, 2009		✔	Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.

10.4	Renewed Loan Agreement between Armet (Lianyungang) Renewable Resources Co., Ltd. and Bank of China Dated March 15, 2013	✔
10.5	Banking Facilities Agreement between Armco & Metawise (H.K.) Limited and DBS Bank (Hong Kong) Limited dated April 22, 2009		✔	Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.

10.6	Uncommitted Trade Finance Facilities Agreement between Armco & Metawise (H.K.) Limited and RZB Austria Finance (Hong Kong) dated March 25, 2009		✔	Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.

10.7	Line of Credit Review Approval Notice between Henan Armco & Metawise Trading Co., Ltd. and Guangdong Development Bank Zhengzhou Branch dated October 21, 2009		✔	Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.

10.8	Armet (Lianyungang) Renewable Resources Co., Ltd. Scrap Metal Sales Contract between dated February 21, 2010		✔	Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.

10.9	Form of Securities Purchase Agreement of April 2010 Offering		✔	Exhibit 10.20 to the Registrant’s Current Report on Form 8-K filed on April 20, 2010.

10.10	Form of Registration Rights Agreement of April 2010 Offering		✔	Exhibit 10.21 to the Registrant’s Current Report on Form 8-K filed on April 20, 2010.

10.11	Scrap Metal Sales Contract between Armet (Lianyungang) Renewable Resources Co. and Jiangsu Lihuai Iron & Steel Co., Ltd. dated February 21, 2010		✔	Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2010.

10.12	Guaranty Cooperation Agreement		✔	Exhibit 10.23 to the Current Report on Form 8-K as filed on June 17, 2010.

10.13	Addendum dated August 12, 2010 to Guaranty Cooperation Agreement		✔	Exhibit 10.21 to the Quarterly Report on Form 10-Q for the period ended June 30, 2010.

10.14	Banking Facilities Agreement between Armco & Metawise (H.K.) Limited and DBS Bank (Hong Kong) Limited dated August 6, 2010		✔	Exhibit 10.22 to the Quarterly Report on Form 10-Q for the period ended September 30, 2010.

10.15	Renewed Banking Facilities Agreement between Armco & Metawise (H.K.) Limited and DBS Bank (Hong Kong) Limited dated October 22, 2013	✔

10.16	Amendment No. 1 dated July 23, 2010 to the Uncommitted Trade Finance Facilities Agreement between Armco & Metawise (H.K.) Limited and RZB Austria Finance (Hong Kong) dated March 25, 2009		✔	Exhibit 10.24 to the Quarterly Report on Form 10-Q for the period ended September 30, 2010.

10.17	Employment Agreement with Mr. Kexuan Yao dated February 8, 2012		✔	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K for as filed on February 10, 2012.

10.18	Amendment To China Armco Metals, Inc.’s Amended and Restated 2009 Stock Option Plan		✔	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K for as filed on July 18, 2012.

10.19	Form of Subscription Agreement dated as of January 28, 2013		✔	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K for as filed on January 29, 2013.

10.20	Securities Purchase Agreement, dated as of November 4, 2013, by and between Hanover Holdings I, LLC and Armco Metals Holdings, Inc.		✔	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K for as filed on November 13, 2013.

10.21	Registration Rights Agreement, dated as of November 4, 2013, by and between Hanover Holdings I, LLC and Armco Metals Holdings, Inc.		✔	Exhibit 10.2 to the Registrant’s Current Report on Form 8-K for as filed on November 13, 2013.

10.22	Long Term Steel Scrap Supply Agreement, dated as of February 20, 2014, by and between Mitsui & Co. (Shanghai) Ltd. and Armco (Lianyungang) Renewable Metals, Inc.	✔

14.1	Code of Ethics		✔	Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.

21.1	List of subsidiaries of the Registrant		✔	Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012.
23.1	Consent of Li and Company, PC	✔

23.2	Consent of MaloneBailey LLP	✔

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	✔

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	✔

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	✔

101.INS	XBRL INSTANCE DOCUMENT**	✔

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA **	✔

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE**	✔

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE**	✔

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE **	✔

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE **	✔

**     In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 to this report shall be deemed furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Armco Metals Holdings, Inc.

By:	/s/ Kexuan Yao
Name: Kexuan Yao
Title: President and Chief Executive Officer
(Principal Executive Officer)

Dated: April 4, 2014

By:	/s/ Fengtao Wen
Name: Fengtao Wen
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: April 4, 2014

KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and directors of Armco Metals Holdings, Inc., a Nevada corporation, do hereby constitute and appoint Kexuan Yao, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments, exhibits thereto and other documents in connection therewith) to this Annual Report on Form 10-K for the year ended December 31, 2013, which relates to this annual report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Person	Capacity	Date

Chairman of the Board and Chief Executive Officer
/s/ Kexuan Yao	(Principal Executive Officer)	April 4, 2014
Kexuan Yao
Chief Financial Officer
/s/ Fengtao Wen	(Principal Financial and Accounting Officer)	April 4, 2014
Fengtao Wen

/s/ *	Director and Vice General Manager of Renewable Metals	April 4,2014
Weigang Zhao

/s/ *	Director	April 4, 2014
William Thomson

/s/ *	Director	April 4, 2014
Kam Ping Chan

/s/ *	Director	April 4, 2014
Weiping Shen

Armco Metals Holdings, Inc.

(Formerly China Armco Metals, Inc.)

December 31, 2013 and 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Armco Metals Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Armco Metals Holdings, Inc. and Subsidiaries (collectively, the “Company”) as of December 31, 2013, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the year ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2013, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey, LLP

MaloneBailey, LLP

Houston, Texas

April 4, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Armco Metals Holdings, Inc.

(Formerly China Armco Metals, Inc.)

San Mateo, California

We have audited the accompanying consolidated balance sheet of Armco Metals Holdings, Inc. (Formerly China Armco Metals, Inc.) (the “Company”) as of December 31, 2012, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amount and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/Li and Company, PC

Li and Company, PC

Skillman, New Jersey

March 29, 2013

ARMCO METALS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012

ASSETS
CURRENT ASSETS:
Cash	$596,557	$1,367,171
Pledged deposits	4,652,222	4,590,829
Marketable securities	519,129	1,213,641
Bank acceptance notes receivable	-	7,926
Accounts receivable, net	25,595,516	15,699,390
Inventories	20,456,920	13,378,445
Advance on purchases	733,285	2,238,652
Prepayments and other current assets	1,181,371	453,299

Total Current Assets	53,735,000	38,949,353

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	44,856,611	43,319,218
Accumulated depreciation	(9,360,933)	(6,284,162)

PROPERTY, PLANT AND EQUIPMENT, net	35,495,678	37,035,056

LAND USE RIGHTS
Land use rights	6,681,779	6,473,761
Accumulated amortization	(416,478)	(260,897)

LAND USE RIGHTS, net	6,265,301	6,212,864

Total Assets	$95,495,979	$82,197,273

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Loans payable	$27,415,638	$19,109,930
Banker's acceptance notes payable and letters of credit	8,473,217	8,624,734
Current maturities of capital lease obligation	904,990	2,615,296
Accounts payable	10,062,463	1,141,583
Advances received from Chairman and CEO	668,332	-
Due to related parties	403,141	-
Customer deposits	649,488	1,577,194
Corporate income tax payable	822,207	407,621
Derivative liabilities - current portion	61,429	306,708
Value added tax and other taxes payable	2,202,331	2,504,677
Accrued expenses and other current liabilities	1,228,753	2,355,903

Total Current Liabilities	52,891,989	38,643,646

CAPITAL LEASE OBLIGATION, net of current maturities	-	1,749,955

Total Liabilities	52,891,989	40,393,601

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value, 74,000,000 shares authorized, 29,876,327 and 20,319,698 shares issued and outstanding as of December 31, 2013 and 2012, respectively	29,876	20,320
Additional paid-in capital	35,790,906	31,542,083
Retained earnings	2,625,287	6,756,699
Accumulated other comprehensive income (loss):
Change in unrealized loss on marketable securities	(694,512)	-
Foreign currency translation gain	4,852,433	3,484,570

Total Stockholders' Equity	42,603,990	41,803,672

Total Liabilities and Stockholders' Equity	$95,495,979	$82,197,273

See accompanying notes to the consolidated financial statements.

ARMCO METALS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Year	For the Year
	Ended	Ended
	December 31, 2013	December 31, 2012

NET REVENUES	$128,738,194	$106,569,474

COST OF GOODS SOLD	125,426,672	98,102,412

GROSS PROFIT	3,311,522	8,467,062

OPERATING EXPENSES:
Selling expenses	177,118	413,352
Professional fees	512,474	278,502
General and administrative expenses	3,397,191	5,112,131
Operating cost of idle manufacturing facility	1,840,967	1,807,313

Total operating expenses	5,927,750	7,611,298

INCOME (LOSS) FROM OPERATIONS	(2,616,228)	855,764

OTHER (INCOME) EXPENSE:
Interest income	(325,256)	(190,999)
Interest expense	2,157,156	2,001,535
Foreign currency transaction (gain) loss - marketable securities	-	36,957
Impairment other than temporary - marketable securities	-	386,941
Change in fair value of derivative liabilities	(929,883)	306,505
Loan guarantee expense	45,733	59,744
Forgiveness of debt	-	(16,343)
Other expense	145,849	148,097

Total other (income) expense	1,093,599	2,732,437

LOSS BEFORE INCOME TAXES PROVISION	(3,709,827)	(1,876,673)

INCOME TAX PROVISION	421,585	732,663

NET LOSS	(4,131,412)	(2,609,336)

OTHER COMPREHENSIVE INCOME (LOSS):
Change in unrealized income (loss) of marketable securities	(694,512)	797
Foreign currency translation gain	1,367,863	263,532

COMPREHENSIVE LOSS	$(3,458,061)	$(2,345,007)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:

Net loss per common share - basic and diluted	$(0.17)	$(0.14)

Weighted Average Common Shares Outstanding - basic and diluted	24,886,617	18,482,234

See accompanying notes to the consolidated financial statements.

ARMCO METALS HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

For the Year Ended December 31, 2013 and 2012

	Common Stock, $0.001 Par Value				Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Change in Unrealized Loss on Marketable Securities	Foreign Currency Translation Gain	Total Stockholders' Equity

Balance, December 31, 2011	15,421,008	15,421	29,733,619	9,366,035	(797)	3,221,038	42,335,316

Issuance of restricted stock to a Director for future services valued at $0.28 per share granted on December 20, 2011	50,000	50	13,950				14,000

Issuance of restricted stock to a Director for future services valued at $0.28 per share granted on December 20, 2011			(14,000)				(14,000)

Loan guarantee services received and quarterly shares vested from common shares issued to Chaoyang Steel on June 11, 2010 for 5 year loan guarantee services expiring June 30, 2016	33,333	33	16,634				16,667

Issuance of restricted stock to a Director pursuant to the 2009 Stock Incentive Plan for future services valued at $0.2851 per share granted on December 19, 2011	6,250	6	1,776				1,782

Issuance of restricted stock to a Director pursuant to the 2009 Stock Incentive Plan for future services valued at $0.2851 per share granted on December 19, 2011			(1,782)				(1,782)

Issuance of common stock to employees pursuant to the 2009 Stock Incentive Plan for services valued at $0.57 per share granted on February 6, 2012	57,743	58	33,260				33,318

Issuance of restricted stock to CEO pursuant to an employment agreement for future services valued at $0.499 per share granted on February 8, 2012	1,500,000	1,500	747,000				748,500

Issuance of restricted stock to CEO pursuant to the 2009 Stock Incentive Plan for future services valued at $0.499 per share granted on February 8, 2012			(748,500)				(748,500)

Loan guarantee services received and quarterly shares vested from common shares issued to Chaoyang Steel on June 11, 2010 for 5 year loan guarantee services expiring June 30, 2016	33,333	34	14,263				14,297

Issuance of common shares for legal services to All Bright for service so one year starting from April 1, 2012	75,000	75	32,093				32,168

Cancellation of restricted stock to a Director for future services valued at $0.28 per share granted on December 20, 2011 on May 4, 2012	(50,000)	(50)	(13,950)				(14,000)

Cancellation of restricted stock to a Director for future services valued at $0.28 per share granted on December 20, 2011 on May 4, 2012			14,000				14,000

Issuance of restricted stock to a Director for future services valued at $0.69 per share granted on May 4, 2012	50,000	50	34,450				34,500

Issuance of restricted stock to a Director for future services valued at $0.69 per share granted on May 4, 2012			(34,500)				(34,500)

Loan guarantee services received and quarterly shares vested from common shares issued to Chaoyang Steel on June 11, 2010 for 5 year loan guarantee services expiring June 30, 2016	33,333	34	12,616				12,650

Issuance of common shares for legal services to All Bright for service of one year starting from April 1, 2012	75,000	75	28,388				28,463

Facilities leasing services received and quarterly shares vested from common shares Issued to Hebang on June 24, 2012 for 2 years facilities leasing expiring June 23, 2014	125,000	125	47,313				47,438

Issuance of common stock to employees pursuant to the 2009 Stock Incentive Plan for the first half year of 2012; services valued at $0.33 per share on the grant date on July 30, 2012	561,640	561	184,780				185,341

Issuance of common stock to employees pursuant to the 2009 Stock Incentive Plan for the 3rd quarter of 2012; services valued at $0.33 per share on the grant date on July 30, 2012	400,000	400	131,600				132,000

Issuance of common stock to employees pursuant to the 2009 Stock Incentive Plan for the 4th quarter of 2012; services valued at $0.35 per share on the grant date on November 12, 2012	980,991	981	342,366				343,347

Issuance of common stock to CEO in conversion of his advance to Company to shares	717,067	717	353,036				353,753

Loan guarantee services received and quarterly shares vested from common shares issued to Chaoyang Steel on June 11, 2010 for 5 year loan guarantee services expiring June 30, 2016	33,333	34	16,096				16,130

Issuance of common shares for legal services to All Bright for service of one year starting from April 1, 2012	75,000	75	36,218				36,293

Facilities leasing services received and quarterly shares vested from common shares Issued to Hebang on June 24, 2012 for 2 years facilities leasing expiring June 23, 2014	125,000	125	60,363				60,488

Issuance of common shares for consulting services to Broad Max Holding for service of one year starting from December 1, 2012	16,667	16	8,049				8,065

Amortization of deferred employee services			492,946				492,946

Comprehensive income (loss)
Net Loss				(2,609,336)			(2,609,336)
Change in unrealized loss on marketable securities					797		797
Foreign currency translation gain						263,532	263,532

Total comprehensive income (loss)							(2,345,007)

Balance, December 31, 2012	20,319,698	$20,320	$31,542,083	$6,756,699	$-	$3,484,570	$41,803,672

Issuance of common shares at $0.50 per share for cash	3,242,712	3,243	1,618,113				1,621,356

Reclassification of the fair value of warrants to purchase 1,031,715 common shares on January 11, 2013 from additional paid-in capital to derivative liability to reflect the re-instatement of the derivative feature			(623,809)				(623,809)

Loan guarantee services received and quarterly shares vested from common shares issued to Chaoyang Steel on June 11, 2010 for 5 year loan guarantee services expiring June 30, 2016	33,333	33	12,467				12,500

Issuance of common shares for legal services to All Bright for service of one year starting from April 1, 2012	75,000	75	28,050				28,125

Facilities leasing services received and quarterly shares vested from common shares Issued to Hebang on June 24, 2012 for 2 years (facilities lease was terminated on 3/31/2013)	750,000	750	280,500				281,250

Issuance of common shares for consulting services to Broad Max Holding for service of one year starting from December 1, 2012	50,000	50	18,700				18,750

Loan guarantee services received and quarterly shares vested from common shares issued to Chaoyang Steel on June 11, 2010 for 5 year loan guarantee services expiring June 30, 2016	33,333	33	10,300				10,333

Issuance of common shares for consulting services to Broad Max Holding for service of one year starting from December 1, 2012	33,333	34	10,299				10,333

Loan guarantee services received and quarterly shares vested from common shares issued to Chaoyang Steel on June 11, 2010 for 5 year loan guarantee services expiring June 30, 2016	33,333	33	12,634				12,667

Issuance of common stock to employees pursuant to the 2009 Stock Incentive Plan for services valued at $0.47 per share granted on November 5, 2013	1,363,282	1,363	639,380				640,743

Issuance of common shares for consulting services to CDII for service of one year starting from November 1, 2013	250,000	250	76,500				76,750
							-
Issuance of common shares for financing cost	47,022	47	21,108				21,155
							-
Loan guarantee services received and quarterly shares vested from common shares issued to Chaoyang Steel on June 11, 2010 for 5 year loan guarantee services expiring June 30, 2016	33,333	33	10,200				10,233
							-
Issuance of common stock to CEO in conversion of his loan to Company to shares	2,010,327	2,010	1,043,359				1,045,369
							-
Issuance of common stock in conversion of short term loan to Company to shares	1,570,371	1,571	815,022				816,593
							-
Stock-based compensation for directors	31,250	31	276,000				276,031
							-
Net Loss				(4,131,412)			(4,131,412)

Change in unrealized loss on marketable securities					(694,512)		(694,512)

Foreign currency translation gain						1,367,863	1,367,863

Balance, December 31, 2013	29,876,327	$29,876	$35,790,906	$2,625,287	$(694,512)	$4,852,433	$42,603,990

See accompanying notes to the consolidated financial statements.

ARMCO METALS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year	For the Year
	Ended	Ended
	December 31, 2013	December 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,131,412)	$(2,609,336)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	2,847,606	2,742,995
Amortization expense	145,499	49,766
Write-down of inventories	2,291,915	-
Change in fair value of derivative liabilities	(929,883)	306,505
Amortization of debt discount	8,004	-
Loss from foreign currency exchange rate change on marketable securities	-	36,957
Impairment other than temporary - marketable securities	-	386,941
Stock based compensation	1,377,715	1,444,019
Shares issued for financing cost	21,155	-
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Bank acceptance notes receivable	(8,072)	(7,926)
Accounts receivable	(9,319,280)	(14,935,416)
Inventories	(8,838,672)	20,095,232
Advance on purchases	1,556,395	865,391
Prepaid value added taxes	-	471,244
Prepayments and other current assets	(780,339)	1,369,997
Banker's acceptance notes payable	(422,970)	1,585
Accounts payable	8,690,406	(17,410,355)
Customer deposits	(957,536)	(4,320,862)
Taxes payable	92,685	2,812,095
Accrued expenses and other current liabilities	(1,163,596)	(310,424)

NET CASH USED IN OPERATING ACTIVITIES	(9,520,380)	(9,011,592)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from release of pledged deposits	21,162,708	20,718,637
Payment made towards pledged deposits	(21,077,956)	(16,902,377)
Purchase of property, plant and equipment	(167,962)	(826,350)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(83,210)	2,989,910

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	49,611,412	64,716,249
Repayment of loans payable	(39,959,898)	(52,413,180)
Banker's acceptance notes payable	-	380,433
Repayment of capital lease obligation	(3,552,805)	(2,007,291)
Repayment of long-term debt	-	(3,962,844)
Advances from (repayment to) Chairman and CEO	754,740	(319,306)
Advances from (repayment to) related parties	368,081	-
Proceeds from sales of common stock	1,621,356	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	8,842,886	6,394,061

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(9,910)	(47,799)

NET CHANGE IN CASH	(770,614)	324,580

Cash at beginning of the year	1,367,171	1,042,591

Cash at end of the year	$596,557	$1,367,171

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$1,951,630	$2,001,337
Income tax paid	$12,615	$-

NON CASH FINANCING AND INVESTING ACTIVITIES:
Debt discount due to convertible feature	$60,795	$-
Reclassification of derivative liability from equity	$623,809	$-
Common shares issued for conversion of advances from Chairman and CEO	$1,045,369	$353,753
Common shares issued for conversion of short-term loan	$816,593	$-

See accompanying notes to the consolidated financial statements.

Armco Metals Holdings, Inc.

(Formerly China Armco Metals, Inc.)

December 31, 2013 and 2012

Notes to the Consolidated Financial Statements

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

Note 2 - Significant and Critical Accounting Policies and Practices

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

The Company's consolidated subsidiaries and/or entities are as follows as of December 31, 2013:

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

Use of Estimates and Assumptions and Critical Accounting Estimates and Assumptions

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

The Company’s significant estimates and assumptions include the fair value of financial instruments; allowance for doubtful accounts; normal production capacity, inventory valuation and obsolescence; recoverability and impairment, if any, of long-lived assets, including the values assigned to and the estimated useful lives of property, plant and equipment, and land use rights; interest rate; revenue recognized or recognizable, sales returns and allowances; valued added tax rate; expected term of share options and similar instruments, expected volatility of the entity’s shares and the method used to estimate it, expected annual rate of quarterly dividends, and risk free rates; income tax rate and related income tax provision; reporting currency, functional currency of the PRC subsidiaries and foreign currency exchange rate. Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

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

The Company’s loans payable, banker’s acceptance notes payable, and capital lease obligation approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2013 and December 31, 2012.

The Company’s Level 3 financial liabilities consist of the derivative warrant issued in July 2008 and convertible note with embedded conversion feature issued in November 2013, for which there are no current market for these securities such that the determination of fair value requires significant judgment or estimation.  The Company valued the automatic conditional conversion, re-pricing/down-round, change of control; default and follow-on offering provisions using a lattice model, with the assistance of a valuation specialist, for which management understands the methodologies. These models incorporate transaction details such as Company stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of the date of issuance and each balance sheet date.

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

Level 3 Financial Liabilities – Derivative Liabilities

The Company uses Level 3 of the fair value hierarchy to measure the fair value of the derivative liabilities and revalues its derivative warrant liabilities and derivative convertible debt liability at every reporting period and recognizes gains or losses in the consolidated statements of operations and comprehensive income (loss) that are attributable to the change in the fair value of the derivative liabilities.

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

Pledged Deposits

Pledged deposits consist of cash held in financial institutions for (a) outstanding letters of credit, (b) open banker’s acceptance notes payable maturing between three (3) and nine (9) months from the date of issuance and (c) capital lease obligation.

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

The Company did not employ foreign currency forward contracts to convert unforeseeable foreign currency exchange rates to fixed foreign currency exchange rates for the reporting period ended December 31, 2013 or 2012.

Derivative Liabilities

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a Lattice model, in accordance with ASC 815-15 “Derivative and Hedging” to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

Advertising

The Company expenses advertising costs as incurred. Advertising is included in selling expenses for financial reporting. The Company spent $5,478 and $150,000 for the years ended December 31, 2013 and 2012, respectively on advertising expenses.

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

Stock-Based Compensation for Obtaining Employee Services

The Company accounts for stock-based compensation in accordance with ASC 718, “Compensation-Stock Compensation”. ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period.

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

The Company accounts for stock-based compensation in accordance with the provision of ASC 505, “Equity Based Payments to Non-Employees” (“ASC 505”), Share Based Payments to Non-Employees, and ASC 505 which requires that such equity instruments are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest.

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

	December 31, 2013	December 31, 2012

Balance sheets	6.1122	6.3086

Statements of operations and comprehensive income (loss)	6.1943	6.3116

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

Net Income (Loss) per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options, warrants and nonvested shares.

For the periods presented, the computation of diluted loss per share equaled basic loss per share as the inclusion of any dilutive instruments would have had an antidilutive effect on the earnings per share calculation in the periods presented.

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

Recently Issued Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." The ASU adds new disclosure requirements for items reclassified out of accumulated other comprehensive income by component and their corresponding effect on net income. The ASU is effective for public entities for fiscal years beginning after December 15, 2013. The adoption of ASU 2013-02 is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2013, the Financial Accounting Standards Board, or FASB, issued ASU No. 2013-04, "Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date." This ASU addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several arrangements including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The ASU is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-04 is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2013, the FASB issued ASU No. 2013-05, "Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." This ASU addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The guidance outlines the events when cumulative translation adjustments should be released into net income and is intended by FASB to eliminate some disparity in current accounting practice. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-05 is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. This ASU provides that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. For public entities, this ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-11 is not expected to have a material impact on the Company’s consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the consolidated financial statements.

Note 3 – Pledged Deposits

Pledged deposits consist of cash held in financial institutions for (a) outstanding letters of credit, (b) open banker’s acceptance notes payable maturing between three (3) to nine (9) months from the date of issuance, and (c) capital lease obligation.

Pledged deposits consisted of the following:

	December 31, 2013	December 31, 2012

Armco HK

Letters of credit (i)	$5,993	$8,442

Sub-total – Armco HK	5,993	8,442

Renewable Metals

Bank acceptance notes payable (ii)	1,636,072	475,541

Letters of credit (iii)	2,517,621	2,445,676

Deposit for capital lease obligation (iv)	490,823	475,541

Sub-total – Renewable Metals	4,644,516	3,396,758

Henan Armco

Letters of credit (v)	2,113	1,185,629

Sub-total – Henan Armco	2,113	1,185,629

	$4,652,222	$4,590,829

(i)	$5,993 is to be released to the Company when payment towards letters of credit matures on February 28, 2014.

(ii)	$ 1,636,072 is to be released to the Company when the related banker’s acceptance notes payable mature on March 27, 2014.

(iii)	$2,517,621 is to be released to the Company for payment towards fulfilled letters of credit when those letters of credit matures ranging from February 11, 2014 through April 8, 2014.

(iv)	$490,823 is to be released to the Company as part of the payment towards capital lease installment payment when the capital lease agreement matures on December 15, 2014.

(v)	$2,113 is to be released to the Company when payment towards letters of credit matures before December 31, 2014.

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

The Company’s available-for-sale securities are carried at fair value with resulting unrealized gains and losses reported as a component of accumulated other comprehensive income (loss).

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

As of December 31, 2013, the Company’s available for sale marketable securities were marked to market to its fair value of $519,129 and the Company reported a $694,512 change in unrealized loss on marketable securities as other comprehensive income (loss) in its Stockholders’ Equity.

The table below provides a summary of the changes in the fair value of marketable securities, available for sale measured at fair value on a recurring basis using Level 1 of the fair value hierarchy to measure the fair value.

		Fair Value Measurement Using Level 1 Inputs
	Original cost	Impairment – Other Than Temporary	Accumulated Foreign Currency Transaction Gain (Loss)	Other Comprehensive Income (Loss) - Change in Unrealized Loss	Fair Value

Balance, December 31, 2011	$3,396,658	$(1,980,000)	$220,881	$(797)	$1,636,742

Purchases, issuances and settlements

Total gains or losses (realized/unrealized) included in:

Net Loss: Impairment – other than temporary		(386,941)			(386,941)

Net Loss: Gain (loss) on foreign currency rate change			(36,957)	-	(36,957)

Other comprehensive income (loss): Changes in unrealized loss			-	797	797

Balance, December 31, 2012	3,396,658	(2,366,941)	183,924	(-)	1,213,641

Purchases, issuances and settlements

Total gains or losses (realized/unrealized) included in:

Other comprehensive income (loss): Changes in unrealized loss			-	(694,512)	(694,512)

Balance, December 31, 2013	$3,396,658	$(2,366,941)	$183,924	$(694,512)	$519,129

Note 5 – Accounts Receivable

Accounts receivable consisted of the following:

	December 31, 2013	December 31, 2012

Accounts receivable	$25,638,666	$15,742,540

Allowance for doubtful accounts	(43,150)	(43,150)

	$25,595,516	$15,699,390

Note 6 – Inventories

Inventories consisted of the following:

	December 31, 2013	December 31, 2012

Raw materials – scrap metal	$4,390,811	$5,371,867

Finished goods – processed scrap metal	12,421,088	2,517,948

Purchased merchandise for resale	5,936,936	5,488,630

Write-down of inventories	(2,291,915)	-

	$20,456,920	$13,378,445

Renewable Metals raw materials and finished goods are collateralized for loans from the Bank of Communications Limited Lianyungang Branch. Raw materials consisted of scrap metals to be processed and finished goods were comprised of all of the processed scrap metal at Renewable Metals. Due to the short duration time for the processing of its scrap metal, there was no material work-in-process inventory at December 31, 2013 or December 31, 2012.

Slow-Moving or Obsolescence Markdowns

The Company recorded no inventory obsolescence adjustments for the year ended December 31, 2013 or 2012.

Lower of Cost or Market Adjustments

There were $2,291,915 and nil of lower of cost or market adjustments for the years ended December 31, 2013 and 2012.

Note 7 – Property, Plant and Equipment

Property, plant and equipment, stated at cost, less accumulated depreciation consisted of the following:

	Estimated Useful Life (Years)			December 31, 2013	December 31, 2012

Buildings and leasehold improvements (i)		20		$25,054,912	$24,175,794

Construction in progress				4,706,875	4,560,340

Machinery and equipment		7		12,588,003	12,193,408

Vehicles		5		2,152,379	2,048,305

Office equipment	5	-	8	354,442	341,371

				44,856,611	43,319,218

Less accumulated depreciation (ii)				(9,360,933)	(6,284,162)

				$35,495,678	$37,035,056

(i)     Capitalized Interest

The Company did not capitalize any of interest to fixed assets for the year ended December 31, 2013 or 2012.

(ii)     Depreciation and Amortization Expense

Depreciation expense was $2,847,606 and $2,742,995 for the years ended December 31, 2013 and 2012, respectively.

(iii)     Collateralization of Property, Plant and Equipment

Both Renewable Metals and Lianyungang Armco’s property, plant and equipment representing substantially all of the Company’s property, plant and equipment are collateralized for loans from the Bank of China Lianyungang Branch.

(iv)     Impairment

The Company completed the annual impairment test of property, plant and equipment and determined that there was no impairment as the future undiscounted net cash flows of the property, plant and equipment exceeded their carrying values at December 31, 2013.

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

Lianyungang Armco

On September 2, 2010, the Company entered into an agreement with the Chinese government, whereby the Company made a deposit of RMB 8,160,000 in aggregate towards the acquisition of the right to use 199,999 square meters of land for RMB 40,800,000. On April 13, 2011, the Company paid an additional RMB16,320,000 to acquire the temporary land use right to use 100,045 square meters of land and obtained the related certificate of the land use right (Certificate No. (L) LUR (2011) Y003218) expiring September 9, 2060. On October 25, 2011 and on July 19, 2012, the Company acquired the formal land certificate of the land use right (Certificate No.: (L) LUR (2012) LY 002394). The Company expended an additional RMB 900,067 in aggregate in land survey, transfer agent fees and land use right transfer tax in connection with the acquisition of the land use right. In addition, Lianyungang Armco expended an additional RMB 20, 674,830 to level the land as of December 31, 2011. The purchase price and related acquisition costs shall be amortized over the term of the right of approximately fifty (50) years when the land is ready to be used in the intended purpose.

The short term plan for this parcel of land is for warehouse of raw materials and products when Renewable Metals’ space becomes scarce for future expansion and the long term plan for the land is to construct automobile dismantling production line or build a scrap metal trading market center, depending on the Company’s progress on obtaining necessary license and permits and market conditions.

Land use rights, stated at cost, less accumulated amortization consisted of the following:

	December 31, 2013	December 31, 2012

Renewable Metals

Land use right	$2,529,417	$2,450,671

Accumulated amortization	(416,478)	(260,897)

	2,11,939	2,189,774

Lianyungang Armco

Land use right	4,152,362	4,023,090

Accumulated amortization	-	(-)

	4,152,362	4,023,090

Total

Land use rights	6,681,779	6,473,761

Accumulated amortization	(416,478)	(260,897)

	$6,265,301	$6,212,864

(i)     Amortization Expense

Amortization expense was $145,499 and $49,766 for the year ended December 31, 2013 and 2012, respectively.

(ii)     Collateralization of Land Use Rights

Both Renewable Metals and Lianyungang Armco’s land use rights representing all of the Company’s land use rights are collateralized for loans from the Bank of China Lianyungang Branch.

Note 9 – Loans and Convertible Note Payable

Loans payable consisted of the following:

	December 31, 2013	December 31, 2012

Armco HK

Loan payable to RZB Austria Finance (Hong Kong) Limited, collateralized by certain of the Company’s inventory, guaranteed by the Company’s Chairman and Chief Executive Officer, with interest at the bank’s cost of funds plus 200 basis points per annum, repaid in full as of March 31, 2013	$504,248	$585,113

Loan payables to DBS, collateralized by certain of the Company’s inventory, guaranteed by the Company’s Chairman and Chief Executive Officer, with interest at an average of 3.47% per annum, repaid in full as of March 31, 2013	2,602,115	5,599,314

Sub-total - Armco HK	3,106,363	6,184,427

Renewable Metals

Loan payable to Bank of Communications, Lianyungang Branch, under trade credit facilities, collateralized by Renewable Metals inventories and guaranteed by the Company’s Chairman and Chief Executive Officer, with interest at 120% of the bank’s benchmark rate per annum (average 7.2%), balance due June 2, 2014	1,963,286	4,755,413

Loan payable to Bank of China, Lianyungang Branch, under trade credit facilities, guaranteed by the Company’s Chairman and Chief Executive Officer, with interest at 6.6% per annum payable monthly, balance due from April 12, 2014 through September 25, 2014	8,180,361	7,925,689

Short-term borrowing, with interest rate at 8% per annum	229,050	-

Loan payable, with interest at 6% per annum and due July 21, 2014	3,503,379	-

Sub-total – Renewable Metals	13,876,076	12,681,102

Henan Armco

Loan payable to Guangdong Development Bank Zhengzhou Branch, collateralized by certain of Henan’s inventory, with interest at 6.5% per annum, repaid in full on December 27, 2013	-	244,401

Loan Payable to ICBC, with interest at 2.47% per annum, repaid in full as of March 31, 2014	2,755,926	-

Loan Payable to Guanhutun Credit Union, collateralized by Henan’s building and leasehold improvement, with interest at 9.6% per annum, repaid in full as of March 31, 2014	163,607	-

Loans payable, with interest at 8% per annum, and are due from January 10, 2014 through. The creditors agreed to convert USD 5,319,351 into shares in January and February, 2014	5,999,957	-

Sub-total – Henan Armco	8,919,490	244,401

Armco Metals Holdings

Loans payable, with interest at 8% per annum, due from April 21, 2014 through May 8, 2014	1,050,000	-

Convertible notes payable, net of discount, with interest at 4-8% per annum, maturing from June 25, 2014 through November 2014 and converted to shares in February 2014	463,709	-

Sub-total – Armco Metals Holdings	1,513,709	-

	$27,415,638	$19,109,930

Note 10 – Banker’s Acceptance Notes Payable and Letters of Credit

Banker’s acceptance notes payable consisted of the following:

	December 31, 2013	December 31, 2012

Renewable Metals

Banker’s acceptance notes payable maturing on March 27, 2014	$3,272,144	$3,867,736

Letters of credit maturing ranging from April 6, 2014 through August 2, 2014	5,201,073	4,755,413

Henan Armco

Banker’s acceptance notes payable maturing June 27, 2013	-	1,585

	$8,473,217	$8,624,734

Note 11 – Related Party Transactions

The related parties consist of the following:

Kexuan Yao (“Mr. Yao”)	The Company’s Chairman, Chief Executive Officer and principal stockholder
Keli Yao	Kexuan Yao’s brother
Yi Chu	Kexuan Yao’s wife

Advances from Chairman and CEO

From time to time, Mr. Yao advances funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand. As of December 31, 2013 and December 31, 2012, the advance balance was $668,332 and $nil, respectively.

Promissory Note from Chairman and CEO

On March 29, 2013, the Company executed a promissory note in the amount of RMB 6,300,000 (approximately $1,000,000) payable to Mr. Yao. The note, which is due one year from the date of issuance, accrues interest at 8% per annum. The proceeds are used for working capital purposes. The note was subsequently converted into shares of common stock of the Company in October 28, 2013. See more details in Note 15.

Operating Lease from Chairman and CEO

On January 1, 2006, Henan entered into a non-cancellable operating lease for its 176.37 square meters commercial office space in the City of Zhengzhou, Henan Province, PRC from Mr. Yao for RMB 10, 000 per month. The lease expired on December 31, 2008 and has been extended through December 31, 2014. Rental expense incurred for the years ended December 31, 2013 and 2012 was RMB 120,000 (approximately $19,300) and RMB 120,000 (approximately $19,022), respectively. As of December 31, 2013, future minimum lease commitment required under the related party lease is RMB 120,000 (approximately $19,600) in year 2014.

Due to Other Related Parties

Due to other related parties consists of the following:

	December 31, 2013	December 31, 2012

Keli Yao	116,828	-
Yi Chu	286,313	-

Total	403,141	-

The balance of $403,141 due to related party represents the loan owed to the related parties, which is interest free, unsecured and repayable on demand.

Note 12 – Capital Lease Obligation

Capital lease obligation consisted of the following:

	December 31, 2013	December 31, 2012

Renewable Metals

(i) Capital lease obligation to a financing company for a term of three (3) years, collateralized by certain of Renewable Metals' machinery and equipment, with interest at 11.0% per annum, with principal and interest due and payable in monthly installments on the 23rd of each month	$336,065	$819,659

Less current maturities	(336,065)	(819,659)

Capital lease obligation, net of current maturities	-	-

(ii) Capital lease obligation to a financing company for a term of three (3) years, collateralized by certain of Renewable Metals' machinery and equipment, with interest at 11.0% per annum, with principal and interest due and payable in quarterly installments of RMB3,609,102 on the 15th of each quarter	568,925	3,545,592

Less current maturities	(568,925)	(1,795,637)

Capital lease obligation, net of current maturities	-	1,749,955

Total capital lease obligation	904,990	4,365,251

Less current maturities	(904,990)	(2,615,296)

TOTAL CAPITAL LEASE OBLIGATION, net of current maturities	$-	$1,749,955

Note 13 – Derivative Instruments and the Fair Value of Financial Instruments

(i)     Warrants Issued in 2008 (“2008 Warrants”)

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

Amendment No. 1 to the Subscription Agreement and Common Stock Purchase Warrant

In May, 2010 (the “Closing Date”), effective as of January 1, 2010, Armco Metals Holdings, Inc. (formerly “China Armco Metals, Inc.” and the “Company”) entered into an amendment (the “First Amendment”) to that certain Subscription Agreement and Common Stock Purchase Warrant (the “Original Agreements”) dated July 2008. Pursuant to the Original Agreements, the Company offered (the “Offering”) and issued securities to 82 investors for an aggregate purchase price of $6,896,229.

Pursuant to the First Amendment 34 investors (the “First Amendment Investors”) with warrants to purchase 1,031,715 shares of the Company’s common stock waived certain rights under, Section 6.6 Adjustment for Certain Transactions, of the Common Stock Purchase Warrant, and Section 12(b) Most Favored Nation Provision, of the Subscription Agreement, in exchange for certain covenants that so long as any Warrants are outstanding other than Excepted Issuances that it will not enter into an agreement to issue nor issue any shares of Common Stock or Common Stock Equivalents to any Third Party Purchasers at an effective price per share of less than $5.00 without the prior written consent of the Investor, which consent may be withheld for any reason.

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

●	The Holder would exercise the warrant at maturity if the stock price was above the exercise price;

●	Reset events projected to occur are based on no future projected capital needs;

●	The Holder would exercise the warrant as they become exercisable at target prices of $7.50 for the 2008 Offering, and lowering such target as the warrants approached maturity;

●	The probability weighted cash flows are discounted using the risk free interest rates.

●	The risk-free interest rate is based on a yield curve of U.S treasury interest rates on the date of valuation based on the contractual life of the warrants

●	Expected annual rate of quarterly dividends is based on the Company’s dividend history and anticipated dividend policy.

(c)	Fair Value of Derivative Warrants

The fair value of the 2008 derivative warrants were computed using the lattice model with the following assumptions:

	December 31, 2013	December 31, 2012

Expected life (year)	0.08	1.00

Expected volatility	57.00%	75.00%

Risk-free interest rate	0.02%	0.19%

Expected annual rate of quarterly dividends	0.00%	0.00%

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

	Fair Value Measurement Using Level 3 Inputs
	Derivative warrants Assets (Liability)	Total

Balance, December 31, 2011	$(203)	$(203)

Purchases, issuances and settlements	-	-

Transfers in and/or out of Level 3	-	-

Total gains or losses (realized/unrealized) included in:

Net income (loss)	(306,505)	(360,505)

Other comprehensive income (loss)	-	-

Balance, December 31, 2012	(306,708)	(306,708)

Purchases, issuances and settlements	(623,809)	(623,809)

Transfers in and/or out of Level 3	-	-

Total gains or losses (realized/unrealized) included in:

Net income (loss)	930,517	930,517

Other comprehensive income (loss)	-	-

Balance, December 31, 2013	$-	$-

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

2008 Warrants Outstanding

As of December 31, 2013, all of 2008 warrants to purchase 12,180,210 shares of Company’s common stock were expired.

The table below summarizes the Company’s 2008 derivative warrant activity

	2008 Warrant Activities				APIC	(Gain) Loss
	Derivative Shares	Non-derivative Shares	Total Warrant Shares	Fair Value of Derivative Warrants	Reclassification of Derivative Liability	Change in Fair Value of Derivative Liability

Derivative warrant at December 31, 2011	186,306	1,031,715	1,218,021	(203)		(137,940)

Mark to market				(306,505)		306,505

Derivative warrant at December 31, 2012	186,306	1,031,715	1,218,021	(306,708)		306,505

Reclassification of warrants to purchase 1,031,715 common shares from additional paid-in capital to derivative liability at January 11, 2013 to reflect the re-instatement of the derivative feature	1,031,715	(1,031,715)	(-)	(623,809)	623,809	(-)

Increased number of warrant shares per Amendment No. 2 to the Subscription Agreement and Common Stock Purchase Warrant ("2008 Unit Offering Agreement") dated July 2008 and Amendment No. 1 to 2008 Unit Offering Agreement upon completion of January 2013 Offering.	10,962,189	-	10,962,189	(-)		-

Mark to market				930,517		930,517

Warrants expired	12,180,210		12,180,210	-		-

Derivative warrant at December 31, 2013	-	-	-	-		-

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

2010 Warrants Outstanding

As of December 31, 2013, 2010 warrants to purchase 1,615,387 shares of its common stock remain outstanding.

The table below summarizes the Company’s 2010 non-derivative warrant activities through December 31, 2013:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, December 31, 2011	1,615,387	$7.50	$7.50	$-	$-

Granted	-	-	-	-	-

Canceled for cashless exercise	(-)	-	-	-	-

Exercised (Cashless)	(-)	-	-	-	-

Exercised	(-)	-	-	-	-

Expired	-	-	-	-	-

Balance, December 31, 2012	1,615,387	$7.50	$7.50	$-	$-

Granted	-	-	-	-	-

Canceled for cashless exercise	(-)	-	-	-	-

Exercised (Cashless)	(-)	-	-	-	-

Exercised	(-)	-	-	-	-

Expired	-	-	-	-	-

Balance, December 31, 2013	1,615,387	$7.50	$7.50	$-	$-

Earned and exercisable, December 31, 2013	1,615,387	$7.50	$7.50	$-	$-

Unvested, December 31, 2013	-	$-	$-	$-	$-

The following table summarizes information concerning outstanding and exercisable 2010 warrants as of December 31, 2013:

			Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices			Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

	$7.50		1,615,387	1.30	$7.50	1,615,387	1.30	$7.50

$0.50	-	$7.50	1,615,387	1.30	$7.50	1,615,387	1.30	$7.50

(iii)	Convertible Note

On November 8, 2013, the Company signed a purchase agreement with Hanover Holdings I, LLC, a New York limited liability company, or Hanover, with an initial principal amount of $450,000, or the Initial Convertible Note, for a purchase price of $300,000. The outstanding principal of initial note is subject to filing date reduction and effective date reduction. Filing date reduction will reduce the outstanding principal of initial note by $50,000 if the Company files the S-1registration statement per the purchase agreement within 45 days of the note date. The Company failed to meet this filing date reduction term, and accordingly, the initial principal amount was not reduced by the $50,000. Effective date reduction will reduce the outstanding principal of the initial note by another $100,000 if the S-1 registration statement takes effective within 120 days of the note date. On December 26, 2013, the Company filed a S-1 registration statement pursuant to the purchase agreement which was effective on February 14, 2014. Thus, we successfully met the effective date reduction term. As a result, the principal amount of the note was reduced to $350,000 of which $50,000 was recorded as accrued liabilities as of December 31, 2013. Additionally, the Company has the right to require Hanover to purchase, on the 10th trading day after the effective date of the Registration Statement, or the Additional Closing Date, an additional senior convertible note with an initial principal amount of $500,000, or the Additional Convertible Note, for a purchase price of $500,000. The Initial Convertible Note matures on November 8, 2014 (subject to extension as provided in the Initial Convertible Note) and accrues interest at the rate of 4.0% per annum. If issued, the Additional Convertible Note will mature on the date that is the one-year anniversary of the date of issuance of the Additional Convertible Note (subject to extension as provided in the Initial Convertible Note) and will accrue interest at the rate of 4.0% per annum. The Initial Convertible Note is convertible at any time, in whole or in part, at Hanover’s option, into shares of common stock, at a conversion price equal to the Variable Conversion Price. “Variable Conversion Price” means, as of any date of determination, the product of (A) the lowest volume weighted average price of the common stock of any of the five consecutive trading days ending and including the trading day immediately preceding such date of determination (subject to adjustment) , or the Variable Conversion Base Price; and (B) the applicable Variable Percentage. “Variable Percentage” means (i) if the applicable Variable Conversion Base Price is less than or equal to $0.45 (subject to adjustment), 85% or (ii) if the applicable Variable Conversion Base Price is greater than $0.45 (subject to adjustment), 80%. If issued, the Additional Convertible Note will be convertible at any time, in whole or in part, at Hanover’s option into shares of common stock at a conversion price that will be equal to the Variable Conversion Price.

Valuation Methodology

The Company analyzed the conversion feature within the Convertible Note and has utilized a third party valuation consultant to assist the Company to fair value the compound embedded derivatives using a multinomial lattice models that values the derivative liabilities within the convertible notes based on a probability weighted discount cash flow model.

Valuation Assumptions – Initial valuation and Change in Fair Value of Derivative Liability Related to Convertible Notes

The following assumptions were used for the valuation of the derivative liability related to November 8, 2013 (issuance dates) and December 31, 2013:

●	The underlying stock price $0.448, and $0.307 was used as the fair value of the common stock;

●	The note face amounts as of issuance 11/8/2013 and 12/31/2013 is $300,000, and effectively convert at a discount of 15% after 0 days from issuance.

●

An event of default would occur 5% of the time, increasing 1.00% per month to a maximum of 10% – to-date the 1 note is not in default and has not been converted by the holder nor redeemed by the Company;

●	Capital raising events of $1,000,000 would occur in each quarter at 75% of market generating dilutive reset events at prices below $0.3812 and $0.2626 for the Notes;

●	The projected volatility for each valuation period was based on the historical volatility of the Company which has been actively trading for the last 3 years:

1 year
11/8/2013	99%
12/31/2013	100%

●	The Holder would redeem through maturity based on availability of alternative financing, 10% of the time increasing 1.0% monthly to a maximum of 20%; and

●	The Holder would automatically convert the note at maturity if the registration was effective and the company was not in default.

As of December 31, 2013, the estimated fair value of derivative liabilities on convertible note was $61,429.

The following table summarizes the change of fair value of the derivative debt liabilities:

Balance at December 31, 2012	$-

To record derivative liability as debt discount	60,795

Change in fair value of derivative liability	634

Balance at December 31, 2013	$61,429

Note 14 – Commitments and Contingencies

Litigation

The Company and the directors are a party to a lawsuit filed on March 29, 2013 by Albert Perron in the District Court for Clark County, Nevada (Case No.: A-13-679151-C), which seeks a declaratory judgment, rescission, unspecified damages, equitable and injunctive relief, and attorney’s fees. The complaint alleges that the directors of the Company breached their fiduciary duties to the Company by exceeding their authority under the Company’s Amended and Restated 2009 Stock Incentive Plan, as further amended (the “Plan”), by issuing shares to Mr. Yao that exceeded that allowed under the Plan.

On August 12, 2013, the Company and certain directors filed an answer to the complaint denying all the allegations of wrongdoing. The Company’s position is that the shares at issue in this matter granted to Mr. Yao were authorized under the Plan. The Company and the directors intend to vigorously defend this matter.

Uncommitted Trade Credit Facilities

The Company entered into uncommitted trade credit facilities with certain financial institutions. Substantially all of the uncommitted trade credit facilities were guaranteed by Mr. Yao.

The uncommitted trade credit facilities at December 31, 2013 were as follows:

	Date of Expiration	Total Facilities	Facilities Used	Facilities Available

Armco HK

DBS (Hong Kong) Limited (i)	October 21, 2014	20,000,000	4,043,744	15,956,256

RZB (Beijing) Branch (ii)	February 28, 2014	15,000,000	570,000	14,430,000

Sub-total - Armco HK		35,000,000	4,613,744	30,386,256

Henan Armco

Bank of China (iii)	May 23, 2014	4,908,216	-	4,908,216

China CITIC Bank (iv)	May 31, 2014	6,544,288	-	6,544,288

ICBC (v)	September 09, 2014	3,272,144	2,644,937	627,208

Guangdong Development Bank Zhengzhou Branch (vi)	January 10, 2014	12,761,363	-	12,761,363

Sub-total – Henan Armco		27,486,011	2,644,937	24,841,075

Renewable Metals

Bank of China Lianyungang Branch (vii)	December 27, 2015	8,180,361	8,180,361	-

Shanghai Pudong Development Bank (viii)	August 25, 2014	2,454,108	2,454,108	-

Bank of Communications Lianyungang Branch (ix)	February 8, 2014	11,779,719	2,944,930	8,834,790

Sub-total – Renewable Metals		22,414,188	13,579,399	8,834,790

		$84,900,199	$20,838,080	$64,062,121

(i)

On December 21, 2011, Armco HK entered into a Banking Facilities Agreement with DBS Bank (Hong Kong) Limited of $20,000,000 for issuance of commercial letters of credit in connection with the Company’s purchase of metal ore.  The Company pays interest at LIBOR or DBS Bank’s cost of funds plus 2.50% per annum on issued letters of credit in addition to an export bill collection commission equal to 12.5% of the first $50,000 and 6.25% of the balance and an opening commission of 25% on the first $50,000 and 6.25% of the balance for each issuance.  Amounts advanced under this facility are repaid from the proceeds of the sale of metal ore.  The lender may terminate the facility at anytime at its sole discretion. The facility is secured by the charge on cash deposit of the borrower, the borrower’s restricted pledged deposit in the minimum amount of 3% of the letter of credit amount, the Company’s letter of comfort and the guarantee of Mr. Yao.

(ii)

On November 13, 2012, Armco HK entered into Amendment No. 3 to the March 25, 2009 uncommitted Trade Finance Facility with RZB Austria Finance (Hong Kong) Limited. The amendment provides for the issuance of $15,000,000 of commercial letters of credit in connection with the purchase of metal ore, an increase of $5,000,000 over the amounts provided for in the March 25, 2010 facility. The Company pays interest at 200 basis points per annum plus the lender’s cost of funds per annum on issued letters of credit in addition to fees upon issuance of the letter of credit of 6.25% for issuance commissions, negotiation commissions, commission-in-lieu and collection commissions.  Amounts advanced under this facility are repaid from the proceeds of the sale of metal ore.  The lender may, however, terminate the facility at any time or at its sole discretion upon the occurrence of any event which causes a material market disruption in respect of unusual movement in the level of funding costs to the lender or the unusual loss of liquidity in the funding market. The lender has the sole discretion to decide whether or not such event has occurred.  The facility is secured by restricted cash deposits held by the lender, the personal guarantee of Mr. Yao, the Company’s guarantee, and a security interest in the contract for the purchase of the ore for which the letter of credit has been issued and the contract for the sale of the ore.

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

(iv)

On June 18, 2012, Henan Armco obtained a RMB 40,000,000 (approximately $6.5 million) line of credit from China Citic Bank, Zhengzhou Branch, for issuance of letters of credit to finance the purchase of metal ore and scrap metal expiring one (1) year from the date of issuance. The facility is guaranteed by Renewable Metals and Mr. Yao.

(v)

On September 10, 2013, Henan Armco obtained a RMB 20,000,000 (approximately $3.2 million) line of credit from ICBC, for issuance of letters of credit to finance the purchase of metal ore and scrap metal expiring one (1) year from the date of issuance. The facility is guaranteed by Renewable Metals and Mr. Yao.

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

(vii)

On March 15, 2013, Renewable Metals entered into a line of credit facility in the amount of RMB50,000,000 (approximately $8.1 million) from Bank of China, Lianyungang Branch for the purchase of raw materials. The facility is expiring December 27, 2015 with interest at 7.872% per annum. The facility is secured by Renewable metals’ properties, machinery and equipment and land use rights, and guaranteed by Mr. Yao, Ms. Yi Chu, and Henan Armco.

(viii)

On July 24, 2012, Renewable Metals entered into a line of credit facility in the amount of RMB 15,000,000 (approximately $2.4 million) from Shanghai Pudong Development Bank for the purchase of raw materials. The term of the facility is 12 months with interest at 120% of the applicable base rate for lending published by the People’s Bank of China (“PBOC”) at the time the loan is drawn down per annum. The facility is secured by Armco machinery’s land use right and guarantees provided Mr. Yao and Ms. Yi Chu.

(ix)

On July 1, 2011, Renewable Metals obtained a RMB 72,000,000 (approximately $11.7 million) line of credit from Bank of Communications, Lianyungang Branch expiring two (2) years from the date of issuance, for issuance of letters of credit in connection with the purchase of scrap metal. The letters of credit require Renewable Metals to pledge cash deposit equal to 20% of the letter of credit for letters of credit at sight, or 30% for other domestic letters of credit and for extended domestic letters of credit, the collateral of inventory equal to 166% of the letter of credit. The facility is secured by Renewable Metals inventories and guarantee provided by Mr. Yao.

Employment with the Chairman and CEO

On February 8, 2012, the Company and Mr. Yao entered into an Employment Agreement (the “Employment Agreement”), to employ Mr. Yao as the Company’s Chairman of the Board of Directors, President, and Chief Executive Officer. The initial term of employment under the agreement is from January 1, 2012 (the “Effective Date”) until December 31, 2014, unless sooner terminated in accordance with the terms of the Employment Agreement. Pursuant to the Employment Agreement, Mr. Yao is entitled to, among others, the following compensation and benefits:

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

b.

Bonus.  Each year during the term, in addition to Base Salary, the Executive shall be entitled to an annual cash bonus in an amount equal to 50% of the Executive’s Base Salary for such year. Any such bonus shall be payable no later 2.5 months following the year with respect to which the Base Salary is payable.

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

d.

Equity Incentive Compensation.  The Executive shall be entitled to participate in any equity compensation plan of the Company in which he is eligible to participate, and may, without limitation, be granted in accordance with any such plan options to purchase shares of Company’s common stock, shares of restricted stock and other equity awards in the discretion of the Board or the Committee. Any equity incentive compensation shall be payable no later than 2.5 months of the following tax year in which such compensation is granted

e.	Eligibility to participate in the Company’s benefit plans that are generally provided for executive employees.

Operating Leases

(i)     Operating Lease - Office Space

On July 16, 2012, Armco Shanghai entered into a non-cancelable operating lease for office space that will expire on July 31, 2014. The annual lease payment is RMB 656,357 (approximately $105,960).

On December 17, 2010, Armco Metals Holdings entered into a non-cancelable operating lease for office space that expired on December 31, 2013. The monthly rental payment is $4,004 in 2013. After the contract expired, the Company continued the lease with the same landlord on a month by month basis.

Future minimum payments required under the non-cancelable operating lease were as follows:

Year ending December 31:

2014	62,641

$62,641

(ii)     Operating Lease of Property, Plant and Equipment and Facilities

Initial Lease Signed on June 24, 2010

On June 24, 2011, Renewable Metals entered into a non-cancelable operating lease agreement with an independent third party for property, plant, equipment and facilities expiring one (1) year from date of signing. Renewable Metals is required to pay RMB30 per metric ton of scrap metal processed at this facility over the term of the lease, which were accrued and included in the inventory of finished goods – processed scrap metal and transferred to cost of goods sold upon shipment of processed scrap metal.

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

On March 31, 2013, Renewable Metals terminated this operating lease agreement. Under the terms and conditions of the Termination Agreement, Hebang agreed to forgive the cash amount to be paid under the amended Leasing Agreement and Renewable Metals agreed to let Hebang keep the 1 million shares. Also see Note 15.

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

Conversion of Loan from Chairman and CEO to Common Shares

On October 28, 2013, Mr. Yao proposed to the Company to convert the amount of unpaid Principals of the Loans owed him, into shares of common stock of the Company, at a conversation price equal to the current market price at which the Company's common stock trades on NYSE MKT; and the Board of the Directors of the Company considered that it is in the best interest of the Company and its stockholders for the Company to authorize the conversion of the amount of unpaid Principals of the Loans, into shares of common stock of the Company, at a conversation price equal to the average of the three (3) closing bid prices during the three (3) trading days immediately prior the date hereof at which the Company's common stock trades on NYSE MKT. Upon authorization by the Board of Directors of the Company, Mr. Yao converted unpaid Principals of the Loans and interest in the amount of $1,045,369 owed him, into common shares of the Company, at a conversation price of $0.52 per share, the average of the three (3) closing bid prices during the three (3) trading days immediately prior the date hereof at which the Company's common stock trades on NYSE MKT, or 2,010,327 shares of the Company’s common stock.

Conversion of Short Term Loan to Common Shares

On October 28, 2013, a non-affiliated investor (the “Investor”) proposed to the Company to convert the amount of unpaid Principals of the Loans owed her in the amount of $816,593 into common shares of the Company, at a conversion price of $0.52 per share, or 1,570,371 share of the Company’s common stock.

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

33,333 common shares earned for the quarter ended December 31, 2013 were valued at $0.307 per share, or $10,233, which was recorded as loan guarantee expense.

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

Consulting Services Agreement – CD International Enterprise Inc

On November 8, 2013, the Company entered into a Consulting Services Agreement (“Consulting Agreement”) with CD International Enterprise Inc (“CDI”), a US company. Pursuant to the Consulting Agreement, CDI agreed to provide consulting services from November 1, 2013 to October 31, 2014 in exchange for 1,000,000 shares of common stock of the Company. These shares are earned ratably over the term of the agreement and the unearned shares are forfeitable in the event of nonperformance by the CDI.

Shares Earned during the Year Ending December 31, 2013

250,000 common shares earned for the quarter ended December 31, 2013 were valued at $0.307 per share, or $76,750, which was recorded as consulting expenses.

Financing Cost – Hanover

On November 8, 2013, the Company issued 47,022 shares of common stock to Hanover Holdings I, LLC, (“Hanover”), as commitment shares for entering into that certain securities purchase agreement dated November 4, 2013 by and between the Company and Hanover. The shares were valued at $0.4499 per share, or $21,155, which was recorded as financing cost.

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

On February 8, 2012, the Company awarded 1,500,000 shares of its restricted common stock, par value $.001 per share, pursuant to the Amended and Restated 2009 Stock Incentive Plan, to Mr. Yao. The term of employment under the agreement is from January 1, 2012 (the “Effective Date”) until December 31, 2014, unless sooner terminated in accordance with the terms of the Employment Agreement. These shares were valued at $0.499 per share or $748,500 on the date of grant and are amortized over the vesting period, or $62,375 per quarter.

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

On November 5, 2013, the Company granted 1,363,282 shares of its common stock to certain of its employees for the year of their 2013 service of approximately $640,743, in lieu of cash, which were recorded as compensation expense for the quarter ended December 31, 2013.

Summary of the Company’s Amended and Restated 2009 Stock Incentive Plan Activities

The table below summarizes the Company’s Amended and Restated 2009 Stock Incentive Plan activities:

	Number of Shares or Options	Fair Value at Date of Grant

Balance, December 31, 2011	698,507	$1,151,945

Options – granted	-	-

Options – canceled	-	-

Shares – granted	3,550,374	1,477,006

Shares – canceled	(50,000)	(14,000)

Balance, December 31, 2012	4,198,881	$2,614,951

Options – granted	-	-

Options – canceled	-	-

Shares – granted	1,419,532	662,256

Shares – canceled	(-)	(-)

Balance, December 31, 2013	5,618,413	$3,277,207

Vested, December 31, 2013	5,101,746	3,023,732

Unvested, December 31, 2013	516,667	$253,475

As of December 31, 2013, there were 2,581,587 shares of common stock remaining available for issuance under the Amended and Restated 2009 Stock Incentive Plan.

Note 16 – Income Taxes

Armco Metals Holdings is a non-operating holding company. Armco HK, the Company’s Hong Kong Subsidiary is subject to Hong Kong SAR income taxes. Henan Armco, Renewable Metals, Lianyungang Armco and Armco Shanghai, the Company’s PRC subsidiaries are subject to PRC income taxes, file income tax returns under the Income Tax Law of the People’s Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws (the “PRC Income Tax Law”) accordingly. Henan Armco, Renewable Metals, Lianyungang Armco and Armco Shanghai derive substantially all of their income (loss) before income taxed and related tax expenses from PRC sources.

United States Income Tax

Armco Metals Holdings is incorporated in the State of Nevada and is subjected to United Sates of America tax law.

No provision for U.S. federal and state incomes taxes has been made in our consolidated financial statements for those non-U.S. subsidiaries whose earnings are considered to be reinvested. The amount of undistributed earnings considered to be “reinvested” which may be subject to tax upon distribution was approximately $8.7 million and $12.1 million at December 31, 2013 and 2012, respectively. A distribution of these non-U.S. earnings in the form of dividends, or otherwise, would subject the Company to both U.S. federal and state income taxes, as adjusted for non-U.S. tax credits, and withholding taxes payable to the various non-U.S. countries. Determination of the amount of any unrecognized deferred income tax liability on these undistributed earnings is not practicable.

Hong Kong SAR Income Tax

Armco HK is registered and operates in the Hong Kong Special Administrative Region (“HK SAR”) of the People’s Republic of

China (“PRC”) and is subject to HK SAR tax law. Armco HK’s statutory income tax rate is 16.5%.

PRC Income Tax

Henan Armco, Renewable Metals, Lianyungang Armco and Armco Shanghai are governed by and file separate income tax returns under the PRC Income Tax Law, which, until January 2008, generally subject to tax at a statutory rate of 33% (30% state income tax plus 3% local income tax) on income reported in the statutory financial statements after appropriate tax adjustments. On March 16, 2007, the National People’s Congress of China approved the Corporate Income Tax Law of the People’s Republic of China (the “New CIT Law”), effective January 1, 2008. Under the New CIT Law, the corporate income tax rate applicable to all Companies, including both domestic and foreign-invested companies, will be 25%. However, tax concession granted to eligible companies prior to March 16, 2007 will be grand fathered in.

All of the Company’s PRC subsidiaries mentioned above are subject to the 25% corporate income tax rate since January 1, 2008 or date of their incorporation.

The provision for income taxes consists of the following:

	Year Ended December 31, 2013	Year Ended December 31, 2012

Current taxes	$421,585	$732,663

Deferred taxes	-	-

	$421,585	$732,663

The reconciliations between the statutory tax rate and the Company’s effective tax rate for the year ended December 31, 2013 are as follows:

Year Ended December 31, 2013

U.S. statutory rate	34.0%
Foreign income not recognized in the U.S.	-34.0%
PRC enterprise income tax rate	25.0%
Effect of expenses not deductible for tax purposes	-2.6%
Effect of valuation allowance on deferred income tax assets	-28.8%
Effect of income tax rate difference under different tax jurisdictions	-5.1%
Others	0.1%

Effective tax rate	-11.4%

The principal components of the deferred income tax assets and liabilities as of December 31, 2013 are as follows:

As of December 31, 2013
Current deferred income tax assets
Write Down of Inventory	$580,675
Operating cost of idle manufacturing facility	63,520
Accrued interests	164,333
808,528
Less: valuation allowance, current portion	(660,432)
Total:	$148,096

Non-current deferred income tax assets
Net operating loss carryforwards	983,609
Less: valuation allowance, non-current portion	(983,609)
Total	$-

Current deferred income tax liabilities
Deferred taxable loss	(134,002)
Others	(14,094)
Total	$(148,096)

Reported as:
Deferred tax assets, net	$-

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or are utilized.

ASC 740 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax positions and considered that no provision for uncertainty in income taxes was necessary as of December 31, 2013 and 2012.

Note 17 – Concentrations and Credit Risk

Credit Risk Arising from Financial Instruments

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents.

As of December 31, 2013, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, none of which are insured. However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

Customers and Credit Concentrations

Customer concentrations and credit concentrations are as follows:

	Net Sales for the Year Ended
	December 31, 2013	December 31, 2012

Customer A	35.6%	41.1%

Customer B	15.9%	17.0%

Customer C	10.5%	-%

	62.0%	58.1%

	Accounts Receivable at
	December 31, 2013	December 31, 2012

Customer A	33.8%	96.5%

Customer B	25.1%	-%

Customer C	18.3%	-%

	77.2%	96.5%

A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition.

Vendor Concentrations

Vendor purchase concentrations and accounts payable concentration as follows:

	Net Purchases for the Year Ended
	December 31, 2013	December 31, 2012

Vendor A	39.4%	21.2%

Vendor B	31.0%	50.8%

Vendor C	10.0%	-%

Vendor D	-%	-%

Vendor E	-%	-%

	80.4%	72.0%

	Accounts Payable at
	December 31, 2013	December 31, 2012

Vendor A	86.0%	30.0%

Vendor B	-%	10.0%

	86.0%	40.0%

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

The Company had no foreign currency hedges in place to reduce such exposure for the year ended December 31, 2013 or 2012.

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

As of December 31, 2013, the Company had no Statutory Surplus Reserve and the Statutory Common Welfare Fund established and segregated in retained earnings due to the loss position.

Note 19 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued. The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

On January 13, 2014, the Company and its subsidiary entered into note exchange agreements with each of their lenders pursuant to which the Company exchanged the loan contracts of 8% convertible notes in the aggregate amount of RMB 15,100,000 (approximately $2.5 million) into shares of its common stock at a conversion price of $0.317 per share.

On February 4, 2014, the Company and its subsidiary entered into note exchange agreements with each of their lenders pursuant to which the Company exchanged the loan contracts of 8% convertible notes in the aggregate amount of RMB18,827,240 (approximately US$3.1 million) into shares of the Company’s common stock at a conversion price of $0.317 per share.

On February 27, 2014, the Company received a conversion notice from its convertible notes holder, Hanover, to convert $25,000 plus interest of $4,628 of the note into 95,997 shares of the Company's common stock, at a conversion price of $0.308635 per share.

In March 2014, the Company issued a convertible note to Hanover in the amount of $500,000. The note bears interest at 4% per annum and matures on November 1, 2014.

On March 5, 2014, the Company received a conversion notice from its convertible notes holder, Hanover, to convert $75,000 of the note due November 1, 2014 into 234,295 shares of the Company's common stock, at a conversion price of $0.32011 per share.

On March 14, 2014, the Company received a conversion notice from its convertible notes holder, Hanover, to convert $50,000 of the note due November 1, 2014 into 155,085 shares of the Company's common stock, at a conversion price of $0.322405 per share.

On March 24, 2014, the Company received a conversion notice from its convertible notes holder, Hanover, to convert $50,000 of the note due November 1, 2014 into 145,351 shares of the Company's common stock, at a conversion price of $0.343995 per share.

On March 26, 2014, the Company received a conversion notice from its convertible note holder, Hanover, to convert $100,000 of the note due November 1, 2014 into 288,493 shares of the Company's common stock, at a conversion price of $0.34663 per share.

On September 23, 2014, the Company issued a convertible promissory note to Asher Enterprises, Inc. in the amounts of $153,500 with annual interest rate of 8%. The note is convertible at 58% of the average 3 lowest closing bid prices for the last 10 trading days after 180 days following the Date of Issuance. On March 28, 2014, $80,000 of principal under the note was converted to 355,082 shares of the Company’s common stock and the remaining principal balance under the note is $73,500.