Form 10-Q
period 2014-03-31
Armco Metals Holdings, Inc.
filed 2014-05-20
CIK 1410711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

☒Yes ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒Yes ☐ No

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

☐Yes ☒No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 52,739,661 shares of common stock are issued and outstanding as of May 16, 2014.

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

The following listing represents some, but not necessarily all, of the factors that may cause actual results to differ from those we may have anticipated or predicted:

●	We operate in cyclical industries and we experience volatile demand for our products;
●	Our ability to operate our scrap metal recycling facility efficiently and profitably;
●	Our ability to obtain sufficient capital to fund a potential expansion of our scrap metal recycling facility;
●	Our ability to consummate the pending acquisition of Draco Resources, Inc. and the success of its future business and operations;
●	Our ability to establish adequate management, legal and financial controls in the United States and China;

●	The availability to us of supplies of metal ore and scrap metal upon favorable terms;
●	The availability of electricity to operate our scrap metal recycling facility;
●	Fluctuations in raw material prices may affect our operating results as we may not be able to pass on cost increases to customers;
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

You should read thoroughly this report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements including those made in Part II, Item 1A. Risk Factors appearing later in this report, Part I. Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2013 and our other filings with the Securities and Exchange Commission. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

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

PART 1 - FINANCIAL INFORMATION

Item 1.          Financial Statements.

Armco Metals Holdings, Inc.

March 31, 2014 and 2013

ARMCO METALS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$1,000,304	$596,557
Pledged deposits	1,046,872	4,652,222
Marketable securities	541,067	519,129
Accounts receivable, net	18,459,055	25,595,516
Inventories	16,787,158	20,456,920
Advance on purchases	749,387	733,285
Prepayments and other current assets	2,136,796	1,181,371

Total Current Assets	40,720,639	53,735,000

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	44,491,820	44,856,611
Accumulated depreciation	(9,988,674)	(9,360,933)

PROPERTY, PLANT AND EQUIPMENT, net	34,503,146	35,495,678

LAND USE RIGHTS
Land use rights	6,626,488	6,681,779
Accumulated amortization	(443,587)	(416,478)

LAND USE RIGHTS, net	6,182,901	6,265,301

Total Assets	$81,406,686	$95,495,979

ARMCO METALS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2104	December 31, 2013
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Loans payable	$22,511,856	$27,415,638
Banker's acceptance notes payable and letters of credit	3,116,049	8,473,217
Current maturities of capital lease obligation	897,501	904,990
Accounts payable	5,118,495	10,062,463
Advances received from Chairman and CEO	755,805	668,332
Due to related party	397,371	403,141
Customer deposits	2,821,930	649,488
Corporate income tax payable	820,036	822,207
Derivative liability	1,367,535	61,429
Value added tax and other taxes payable	1,831,056	2,202,331
Accrued expenses and other current liabilities	1,653,038	1,228,753

Total Current Liabilities	41,290,672	52,891,989

Total Liabilities	41,290,672	52,891,989

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value, 74,000,000 shares authorized, 33,770,176 and 29,876,327 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	33,770	29,876
Additional paid-in capital	37,305,937	35,790,906
Retained earnings	(994,994)	2,625,287
Accumulated other comprehensive income (loss):
Change in unrealized gain on marketable securities	(672,574)	(694,512)
Foreign currency translation gain	4,443,875	4,852,433

Total Stockholders' Equity	40,116,014	42,603,990

Total Liabilities and Stockholders' Equity	$81,406,686	$95,495,979

See accompanying notes to the unaudited consolidated financial statements.

ARMCO METALS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended March 31, 2014	For the three Months Ended March 31, 2013
	(Unaudited)	(Unaudited)

NET REVENUES	$9,918,651	$14,343,077

COST OF GOODS SOLD	11,082,455	13,698,412

GROSS MARGIN	(1,163,804)	644,665

OPERATING EXPENSES:
Selling expenses	100,855	29,226
Professional fees	214,454	196,497
General and administrative expenses	1,438,126	1,046,694
Operating cost of idle manufacturing facility	534,972	423,221

Total operating expenses	2,288,407	1,695,638

LOSS FROM OPERATIONS	(3,452,211)	(1,050,973)

OTHER (INCOME) EXPENSE:
Interest income	(98,268)	(2,725)
Interest expense	672,942	729,372
Change in fair value of derivative liability	(477,909)	(615,946)
Loan guarantee expense	13,002	12,500
Other (income) expense	58,303	(75,896)

Total other (income) expense	168,070	47,305

LOSS BEFORE INCOME TAXES PROVISION	(3,620,281)	(1,098,278)

INCOME TAX PROVISION	-	(8,510)

NET LOSS	(3,620,281)	(1,089,768)

OTHER COMPREHENSIVE INCOME (LOSS):
Change in unrealized income (loss) of marketable securities	21,938	5,499
Foreign currency translation gain (loss)	(408,558)	(239,518)

COMPREHENSIVE LOSS	$(4,006,901)	$(1,323,787)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:

Net loss per common share - basic and diluted	$(0.12)	$(0.05)

Weighted Average Common Shares Outstanding - basic and diluted	30,052,787	23,304,334

See accompanying notes to the unaudited consolidated financial statements.

ARMCO METALS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Three Months Ended March 31, 2014

(Unaudited)

	Common Stock, $0.001 Par Value				Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Change in Unrealized Loss on Marketable Securities	Foreign Currency Translation Gain	Total Stockholders' Equity

Balance, December 31, 2013	29,876,327	$29,876	$35,790,906	$2,625,287	$(694,512)	$4,852,433	$42,603,990

Loan guarantee services received and quarterly shares vested from common shares issued to Chaoyang Steel on June 11, 2010 for 5 year loan guarantee services expiring June 30, 2016	33,338	34	12,968				13,002

Stock-based compensation	2,336,208	2,336	904,193				906,529

Issuance of common shares for consulting services to CDII for service of one year starting from November 1, 2013	250,000	250	97,250				97,500

Issuance of common stock in conversion of convertible notes	1,274,303	1,274	383,353				384,627

Reclassification of derivative liabilities due to conversion of convertible notes			117,267				117,267

Net Loss				(3,620,281)			(3,620,281)

Change in unrealized loss on marketable securities					21,938		21,938

Foreign currency translation loss						(408,558)	(408,558)

Balance, March 31, 2014	33,770,176	$33,770	$37,305,937	$(994,994)	$(672,574)	$4,443,875	$40,116,014

See accompanying notes to the unaudited consolidated financial statements.

ARMCO METALS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31, 2014	For the Three Months Ended March 31, 2013
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,620,281)	$(1,089,768)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation expense	706,766	706,402
Amortization expense	30,782	59,190
Change in fair value of derivative liability	(477,909)	(615,946)
Amortization of debt discount	494,593	-
Stock-based compensation	1,017,031	411,625
Write-down of inventories	390,173	-
Changes in operating assets and liabilities
Bank acceptance notes receivable	-	(1,115,698)
Accounts receivable	8,777,149	7,635,827
Inventories	3,136,203	(5,354,655)
Advance on purchases	269,806	(1,130,362)
Prepayments and other current assets	(1,080,644)	(1,113,145)
Accounts payable	(4,898,046)	3,468,335
Customer deposits	501,493	1,733,345
Taxes payable	(354,926)	(1,285,492)
Accrued expenses and other current liabilities	152,365	980,317

NET CASH PROVIDED BY OPERATING ACTIVITIES	5,044,555	3,289,975

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from release of pledged deposits	5,409,660	3,756,871
Payment made towards pledged deposits	(1,816,273)	(7,907,848)
Purchase of property, plant and equipment	-	(97,858)

NET CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES	3,593,387	(4,248,835)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	6,082,898	9,503,386
Repayment of loans payable	(9,135,063)	(16,504,984)
Banker's acceptance notes payable	(5,326,288)	5,674,121
Repayment of capital lease obligation	-	(71,329)
Advances from (repayment to) Chairman and CEO	77,918	187,929
Advances from (repayment to) related party	78	-
Proceeds from related party loan	-	1,004,128
Proceeds from sales of common stock	-	1,621,356

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(8,300,997)	1,414,607

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(66,802)	(495,412)

NET CHANGE IN CASH	403,747	(39,665)

Cash at beginning of the period	596,557	1,367,171

Cash at end of the period	$1,000,304	$1,327,506

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$175,553	$729,372
Income tax paid	$-	$1,777

NON CASH FINANCING AND INVESTING ACTIVITIES:
Debt discount due to convertible features	$1,901,282	$-
Reclassification of derivative liability to additional paid-in capital	$117,267	$-
Change in fair value of marketable securities	$21,938	$-
Common shares issued for conversion of convertible notes and accrued interest	$384,627	$-

See accompanying notes to the unaudited consolidated financial statements.

Armco Metals Holdings, Inc.

March 31, 2014 and 2013

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

Note 2 - Significant and Critical Accounting Policies and Practices

Basis of Presentation - Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.  Interim results are not necessarily indicative of the results for the full year.  These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2013 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on April 4, 2014.

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

The Company's consolidated subsidiaries and/or entities as of March 31, 2014 are as follows:

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

Use of Estimates and Assumptions and Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes its best estimate of the outcome for these items based on historical trends and other information available when the financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management. Actual results could differ from those estimates.

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

The Company’s loans payable, banker’s acceptance notes payable, and capital lease obligation approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at March 31, 2014 and December 31, 2013.

The Company’s Level 3 financial liabilities consist of convertible notes with embedded conversion feature issued in September 2013, November 2013, and January through March 2014, for which there are no current market for these securities such that the determination of fair value requires significant judgment or estimation.  The Company valued the automatic conditional conversion, re-pricing/down-round, change of control; default and follow-on offering provisions using a lattice model, with the assistance of a valuation specialist, for which management understands the methodologies. These models incorporate transaction details such as Company stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of the date of issuance and each balance sheet date.

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

Level 3 Financial Liabilities – Derivative Liabilities

The Company uses Level 3 of the fair value hierarchy to measure the fair value of the derivative liabilities and revalues its derivative liabilities at every reporting period and recognizes gains or losses in the consolidated statements of operations and comprehensive income (loss) that are attributable to the change in the fair value of the derivative liabilities.

The following table sets forth by level within the fair value hierarchy the Company's financial assets and liabilities that were accounted for at fair value as of March 31, 2014, and December 31, 2013:

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
March 31, 2014
Derivative liability	-	-	$1,367,535	$1,367,535
Available-for-sale securities	$541,067	-	-	$541,067
December 31, 2013
Derivative liability	-	-	$61,429	$61,429
Available-for-sale securities	$519,129	-	-	$519,129

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

	March 31, 2014	December 31, 2013	March 31, 2013	December 31, 2012

Balance sheets	6.1632	6.1122	6.2741	6.3086

Statements of operations and comprehensive income (loss)	6.1178	6.1943	6.2814	6.3116

Net Income (Loss) per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options, warrants and non-vested shares.

For the periods presented, the computation of diluted loss per share equaled basic loss per share as the inclusion of any dilutive instruments would have had an antidilutive effect on the earnings per share calculation in the periods presented.

Recently Issued Accounting Pronouncements

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. The amendments in this Update change the requirements for reporting discontinued operations in Subtopic 205-20. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.” The ASU states that a strategic shift could include a disposal of (i) a major geographical area of operations, (ii) a major line of business, (iii) a major equity method investment, or (iv) other major parts of an entity. Although “major” is not defined, the standard provides examples of when a disposal qualifies as a discontinued operation. The ASU also requires additional disclosures about discontinued operations that will provide more information about the assets, liabilities, income and expenses of discontinued operations. In addition, the ASU requires disclosure of the pre-tax profit or loss attributable to a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements. The ASU is effective for public business entities for annual periods beginning on or after December 15, 2014, and interim periods within those years. The adoption of ASU 2014-08 is not expected to have a material impact on the Company’s consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the consolidated financial statements.

Note 3 – Pledged Deposits

Pledged deposits consist of cash held in financial institutions for (a) outstanding letters of credit and (b) open banker’s acceptance notes payable maturing between three (3) to nine (9) months from the date of issuance, and (c) capital lease obligation.

Pledged deposits consisted of the following:

	March 31, 2014	December 31, 2013

Armco HK

Letters of credit (i)	$7,962	$5,993

Sub-total – Armco HK	7,962	5,993

Renewable Metals

Bank acceptance notes payable	-	1,636,072

Letters of credit (ii)	551,839	2,517,621

Deposit for capital lease obligation (iii)	486,760	490,823

Sub-total – Renewable Metals	1,038,599	4,644,516

Henan Armco

Letters of credit (iv)	311	2,113

Sub-total – Henan Armco	311	2,113

	$1,046,872	$4,652,222

(i)	$7,962 is to be released to the Company for payment towards fulfilled letters of credit when those letters of credit mature on April 15, 2014
(ii)	$551,839 is to be released to the Company for payment towards fulfilled letters of credit when those letters of credit mature on April 8, 2014
(iii)	$486,760 is to be released to the Company as part of the payment towards capital lease installment payment when the capital lease agreement matures on December 15, 2014.
(iv)	$311 is to be released to the Company on April 30, 2014

Note 4 – Marketable Equity Securities, Available for Sale

As of March 31, 2014, the Company’s available for sale marketable securities were marked to market to its fair value of $541,067 and reported a $21,938 change in unrealized loss on marketable securities for the three months ended March 31, 2014 as other comprehensive income (loss) in its Stockholders’ Equity.

The table below provides a summary of the changes in the fair value of marketable securities, available for sale measured at fair value on a recurring basis using Level 1 of the fair value hierarchy to measure the fair value.

		Fair Value Measurement Using Level 1 Inputs
	Original cost	Impairment – Other Than Temporary	Accumulated Foreign Currency Transaction Gain (Loss)	Other Comprehensive Income (Loss) - Change in Unrealized Loss	Fair Value
Balance, December 31, 2013	$3,396,658	$(2,366,941)	$183,924	$(694,512)	$519,129

Purchases, issuances and settlements

Total gains or losses (realized/unrealized) included in:

Other comprehensive income (loss): Changes in unrealized loss			-	21,938	21,938

Balance, March 31, 2014	$3,396,658	$(2,366,941)	$183,924	$(672,574)	$541,067

Note 5 – Accounts Receivable

Accounts receivable consisted of the following:

	March 31, 2014	December 31, 2013
Accounts receivable	$18,502,205	$25,638,666

Allowance for doubtful accounts	(43,150)	(43,150)

	$18,459,055	$25,595,516

Note 6 – Inventories

Inventories consisted of the following:

	March 31, 2014	December 31, 2013

Raw materials – scrap metal	$3,758,273	$4,390,811

Finished goods – processed scrap metal	15,465,390	12,421,088

Purchased merchandise for resale	245,583	5,936,936

Write - down of inventories	(2,682,088)	(2,291,915)

	$16,787,158	$20,456,920

Renewable Metals raw materials and finished goods are collateralized for loans from the Bank of Communications Limited Lianyungang Branch. Raw materials consisted of scrap metals to be processed and finished goods were comprised of all of the processed scrap metal at Renewable Metals. Due to the short duration time for the processing of its scrap metal, there was no material work-in-process inventory at March 31, 2014 or December 31, 2013.

Slow-Moving or Obsolescence Markdowns

The Company recorded no inventory obsolescence adjustments for the three months ended March 31, 2014 and 2013.

Lower of Cost or Market Adjustments

There were $390,173 and $nil of lower of cost or market adjustments for the three months ended March 31, 2014 and 2013, respectively.

Note 7 – Loans and Convertible Notes Payable

Loans payable consisted of the following:

	March 31, 2014	December 31, 2013
Armco HK

Loan payable to RZB Austria Finance (Hong Kong) Limited, collateralized by certain of the Company’s inventory, guaranteed by the Company’s Chairman and Chief Executive Officer, with interest at the bank’s cost of funds plus 200 basis points per annum, with principal and interest due April 1, 2014 and repaid in full as of filing date	$359,303	$504,248

Loan payables to DBS, collateralized by certain of the Company’s inventory, guaranteed by the Company’s Chairman and Chief Executive Officer, with interest at an average of 3.47% per annum, balance is due April 1, 2014 and repaid in full as of filing date	13,342	2,602,115

Sub-total - Armco HK	372,645	3,106,363

Renewable Metals

Loan payable to Bank of Communications, Lianyungang Branch, under trade credit facilities, collateralized by Renewable Metals inventories and guaranteed by the Company’s Chairman and Chief Executive Officer, with interest at 120% of the bank’s benchmark rate per annum (average 7.2%), balance due June 2, 2014	324,507	1,963,286

Loan payable to Bank of China, Lianyungang Branch, under trade credit facilities, guaranteed by the Company’s Chairman and Chief Executive Officer, with interest at 6.6% per annum payable monthly, balance due from April 12, 2014 through September 25, 2014	8,112,669	8,180,361

Loan payable to Pudong Development Bank, Lianyungang Branch, under trade credit facilities, guaranteed by the Company’s Chairman and Chief Executive Officer, with interest at 7.92% per annum payable monthly, balance due March 27, 2015	1,622,534	-

Short-term borrowing, with interest rate at 8% per annum	64,901	229,050

Loan payable, with interest at 6% per annum and due July 21, 2014	3,474,388	3,503,379

Sub-total – Renewable Metals	13,598,999	13,876,076

Henan Armco

Loan Payable to ICBC, with interest at 2.47% per annum, and repaid in full on March 28, 2014	-	2,755,926

Loan Payable to Guanhutun Credit Union, collateralized by Henan’s building and leasehold improvement, with interest at 9.6% per annum, balance due March 16, 2015	162,253	163,607

Loans payable, with interest at 8% per annum, and due in 2014. The creditors agreed to exchange $5,319,351 into convertible notes in January and February, 2014	-	5,999,957

Short-term borrowing, no interest bearing and due upon demand	2,856,471	-

Sub-total – Henan Armco	3,018,724	8,919,490

Armco Metals Holdings

Loans payable, with interest at 8% per annum, due from April 21, 2014 through May 8, 2014	790,000	1,050,000

Convertible notes payable, net of discount, with interest at 4-8% per annum, maturing from June 25, 2014 through March 3, 2015 and $5,777,967 was converted into shares in April and May 2014.	4,731,488	463,709

Sub-total – Armco Metals Holdings	5,521,488	1,513,709

	$22,511,856	$27,415,638

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

Convertible notes payable

During 2013, the Company’s subsidiary borrowed an aggregate of approximately $6.2 million from 15 non-U.S. lenders who are not its affiliates under the terms of loan contracts. In January and  February 2014, the Company and its subsidiary entered into note exchange agreements with each of these lenders pursuant to which the Company exchanged the loan contracts for 8% convertible notes in the aggregate amount of RMB 33,512,936 (approximately $5.5 million net of discount of $1.3 million), which represented the remaining principal balance due under the loan contracts. The convertible notes bear interest at the rate of 8% per annum, mature nine months from the date of issuance, and are convertible at any time at the option of the holder into shares of the Company’s common stock at a conversion price of $0.317 per share.

The Company analyzed the modification of the term under ASC 470-60 “Trouble Debt Restructurings” and ASC 470-50 “Extinguishment of Debt”. The Company determined the modification is substantial and the transaction should be accounted for as an extinguishment with the old debt written off and the new debt initially recorded at fair value with a new effective interest rate. The Company also determined that the fair value of the new debt is the same as the fair value of the old debt. Thus no gain or loss was recognized upon the extinguishment.

Note 8 – Banker’s Acceptance Notes Payable and Letters of Credit

Banker’s acceptance notes payable consisted of the following:

	March 31, 2014	December 31, 2013

Renewable Metals

Banker’s acceptance notes payable matured on March 27, 2014	$-	$3,272,144

Letters of credit matured on April 6, 2014	3,116,049	5,201,073

	$3,116,049	$8,473,217

Note 9 – Related Party Transactions

The related parties consist of the following:

Kexuan Yao (“Mr. Yao”)                      The Company’s Chairman, Chief Executive Officer and principal stockholder

Keli Yao                                                   Kexuan Yao’s brother

Yi Chu                                                      Kexuan Yao’s wife

Advances from Chairman and CEO

From time to time, the Mr. Yao advances funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand. As of March 31, 2014 and December 31, 2013, the advance balance was $755,805 and $668,332, respectively.

Promissory Note from Chairman and CEO

On March 29, 2013, the Company executed a promissory note in the amount of RMB 6,300,000 (approximately $1,000,000) payable to Mr. Yao.  The note, which is due one year from the date of issuance, accrues interest at 8% per annum.  The proceeds are used for working capital purposes. The note was subsequently converted into shares of common stock of the Company in October 28, 2013. See more details in Note 13.

Operating Lease from Chairman and CEO

On January 1, 2006, Henan entered into a non-cancellable operating lease for its 176.37 square meters commercial office space in the City of Zhengzhou, Henan Province, PRC from Mr. Yao for RMB 10, 000 per month. The lease expired on December 31, 2008 and has been extended through December 31, 2014.  Rental expense incurred for the three months ended March 31, 2014 and 2013 was RMB 30,000 (approximately $4,868) and RMB 30,000 (approximately $4,843), respectively.

Due to Other Related Parties

Due to other related parties consists of the following:

	March 31, 2014	December 31, 2013

Keli Yao	147,501	116,828
Yi Chu	249,870	286,313

Total	397,371	403,141

The balance of $397,371 due to related parties represents the loan owed to the related parties, which is interest free, unsecured and repayable on demand.

Note 10 – Capital Lease Obligation

Capital lease obligation consisted of the following:

	March 31, 2014	December 31, 2013
Renewable Metals

(i)Capital lease obligation to a financing company for a term of three (3) years, collateralized by certain of Renewable Metals’ machinery and equipment, with interest at 11.0% per annum, with principal and interest due and payable in monthly installments of RMB 497,897 on the 23rd of each month.	$333,284	$336,065

Less current maturities	(333,284)	(336,065)

Capital lease obligation, net of current maturities	-	-

(ii)Capital lease obligation to a financing company for a term of three (3) years, collateralized by certain of Renewable Metals’ machinery and equipment, with interest at 11.0% per annum, with principal and interest due and payable in quarterly installments of RMB3,609,102 on the 15th of each quarter.	564,217	568,925

Less current maturities	(564,217)	(568,925)

Capital lease obligation, net of current maturities	-	-

Total capital lease obligation	897,501	904,990

Less current maturities	(897,501)	(904,990)

TOTAL CAPITAL LEASE OBLIGATION, net of current maturities	$-	$-

Note 11 – Derivative Instruments and the Fair Value of Financial Instruments

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

Amendment No. 1 to the Subscription Agreement and Common Stock Purchase Warrant

In May, 2010 (the “Closing Date”), effective as of January 1, 2010, Armco Metals Holdings, Inc. ( the “Company”) (the “Company”) entered into an amendment (the “First Amendment”) to that certain Subscription Agreement and Common Stock Purchase Warrant (the “Original Agreements”) dated July 2008. Pursuant to the Original Agreements, the Company offered (the “Offering”) and issued securities to 82 investors for an aggregate purchase price of $6,896,229.

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

●	The Holder would exercise the warrant at maturity if the stock price was above the exercise price;

●	Reset events projected to occur are based on no future projected capital needs;

●	The Holder would exercise the warrant as they become exercisable at target prices of $7.50 for the 2008 Offering, and lowering such target as the warrants approached maturity;

●	The probability weighted cash flows are discounted using the risk free interest rates.

●	The risk-free interest rate is based on a yield curve of U.S treasury interest rates on the date of valuation based on the contractual life of the warrants

●	Expected annual rate of quarterly dividends is based on the Company’s dividend history and anticipated dividend policy.

(c)	Fair Value of Derivative Warrants

The fair value of the 2008 derivative warrants were computed using the lattice model with the following assumptions:

September 30, 2014

Expected life (year)	0.08

Expected volatility	57.00%

Risk-free interest rate	0.02%

Expected annual rate of quarterly dividends	0.00%

The fair value of the embedded derivative warrants is marked-to-market at each balance sheet date and the change in the fair value of the embedded derivative warrants is recorded in the consolidated statements of operations and comprehensive income (loss) as other income or expense.

As of September 30, 2013, 2008 warrants were expired and the Company wrote off the derivative warrants liability of $10,179 to the consolidated statements of operations and comprehensive income (loss) as other income.

The table below provides a summary of the fair value of the remaining derivative warrant liability and the changes in the fair value of the remaining derivative warrants to purchase 12,180,210 shares of the Company’s common stock, including net transfers in and/or out, of derivative warrants measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Fair Value Measurement Using Level 3 Inputs
	Derivative warrants Assets (Liabilities)	Total
Balance, December 31, 2012	(306,708)	(306,708)

Purchases, issuances and settlements	(623,809)	(623,809)

Transfers in and/or out of Level 3	-	-

Total gains or losses (realized/unrealized) included in:

Net income (loss)	930,517	930,517

Other comprehensive income (loss)	-	-

Balance, September 30, 2013	$-	$-

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

The table below summarizes the Company’s 2008 derivative warrant activity.

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

2010 Warrants Outstanding

As of March 31, 2014, 2010 warrants to purchase 1,615,387 shares of its common stock remain outstanding.

The table below summarizes the Company’s 2010 non-derivative warrant activities through March 31, 2014:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, December 31, 2013	1,615,387	$7.50	$7.5	$-	$-

Granted	-	-	-	-	-

Canceled for cashless exercise	(-)	-	-	-	-

Exercised (Cashless)	(-)	-	-	-	-

Exercised	(-)	-	-	-	-

Expired	-	-	-	-	-

Balance, March 31, 2014	1,615,387	$7.50	$7.50	$-	$-

Earned and exercisable, March 31, 2014	1,615,387	$7.50	$7.50	$-	$-

Unvested, March 31, 2014	-	$-	$-	$-	$-

The following table summarizes information concerning outstanding and exercisable 2010 warrants as of March 31, 2014:

			Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices			Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$7.50			1,615,387	1.05	$7.50	1,615,387	1.05	$7.50

$0.50	-	$7.50	1,615,387	1.05	$7.5	1,615,387	1.05	$7.5

         (iii)       Convertible Notes

On November 8, 2013, the Company signed a purchase agreement with Hanover Holdings I, LLC, a New York limited liability company, or Hanover, with an initial principal amount of $450,000, or the Initial Convertible Note (“Hanover Notes”), for a purchase price of $300,000. The outstanding principal of initial note is subject to filing date reduction and effective date reduction. Filing date reduction will reduce the outstanding principal of initial note by $50,000 if the Company files the S-1registration statement per the purchase agreement within 45 days of the note date. The Company failed to meet this filing date reduction term, and accordingly, the initial principal amount was not reduced by the $50,000. Effective date reduction will reduce the outstanding principal of the initial note by another $100,000 if the S-1 registration statement takes effective within 120 days of the note date. On December 26, 2013, the Company filed a S-1 registration statement pursuant to the purchase agreement which was effective on February 14, 2014. Thus, we successfully met the effective date reduction term. As a result, the principal amount of the note was reduced to $350,000 of which $50,000 was recorded as accrued liabilities as of December 31, 2013. Additionally, the Company has the right to require Hanover to purchase, on the 10th trading day after the effective date of the Registration Statement, or the Additional Closing Date, an additional senior convertible note with an initial principal amount of $500,000, or the Additional Convertible Note, for a purchase price of $500,000.  The Initial Convertible Note matures on November 8, 2014 (subject to extension as provided in the Initial Convertible Note) and accrues interest at the rate of 4.0% per annum. If issued, the Additional Convertible Note will mature on the date that is the one-year anniversary of the date of issuance of the Additional Convertible Note (subject to extension as provided in the Initial Convertible Note) and will accrue interest at the rate of 4.0% per annum. The Initial Convertible Note is convertible at any time, in whole or in part, at Hanover’s option, into shares of common stock, at a conversion price equal to the Variable Conversion Price. “Variable Conversion Price” means, as of any date of determination, the product of (A) the lowest volume weighted average price of the common stock of any of the five consecutive trading days ending and including the trading day immediately preceding such date of determination (subject to adjustment) , or the Variable Conversion Base Price; and (B) the applicable Variable Percentage. “Variable Percentage” means (i) if the applicable Variable Conversion Base Price is less than or equal to $0.45 (subject to adjustment), 85% or (ii) if the applicable Variable Conversion Base Price is greater than $0.45 (subject to adjustment), 80%. If issued, the Additional Convertible Note will be convertible at any time, in whole or in part, at Hanover’s option into shares of common stock at a conversion price that will be equal to the Variable Conversion Price.

On September 23, 2013 and December 10, 2013, the Company issued Notes (“Asher Notes”) to Asher Enterprises, Inc. (the “Holder”), which are convertible in 180 days (at which time they will require derivative treatment), in the amounts of $153,500 (1st tranche included no deferred financing cost or legal fees) and $63,000 (2nd tranche included no deferred financing cost or legal fees) (the “Convertible Note” or the “Note”). The 9/23/13 and 12/10/13 Asher Convertible Notes are convertible at 58% of the average 3 lowest closing bid prices for the last 10 trading days and contains a full ratchet reset. The holders have the right after 180 days following the Date of Issuance (on 3/22/14 the 9/23/13 note became convertible), and until any time until the Convertible Note is fully paid, to convert any outstanding and unpaid principal portion of the Convertible Note, and accrued interest, into fully paid and non-assessable shares of Common Stock. The Holder was not issued warrants with the Convertible Note. The Convertible Note: (a) bears interest at 8% per annum; (b) the principal and accrued interest is due and payable on 6/25/13 and 9/12/14; (c) is convertible optionally by the Holder at any time after 180 days; (d) bears 22% interest on default with a 150% payment penalty under specific default provisions; (e) redeemable at 115% through 140% for days 0-180; (f) and is subject to dilutive adjustments for share issuances (full ratchet reset feature). The embedded conversion feature in the Note should be accounted for as a derivative liability after 180 days (if not redeemed) due to the variable conversion provision based on guidance in FAS 133 and EITF 07-05.

On January 13, 2014, the Company issued convertible notes for a total of $2,472,127 to four foreign investors. The notes will mature on October 13, 2014. On February 4, 2014, the Company issued convertible notes for a total of $3,082,340 to another eleven foreign investors. The notes will mature on February 4, 2014. All these notes bear interest at 8% per annum, and convertible optionally by the holders at any time at a conversion price of $0.317. The derivative features of the Asher and Hanover Notes taint (due to the indeterminate number of shares) the convertible notes issued on January 13, and February 4, 2014. See more details in Note 7.

Conversions to Common Stock

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

On March 28, 2014, $80,000 of principal under the Asher Note was converted to 355,082 shares of the Company’s common stock and the remaining principal balance under the note is $73,500.

Valuation Methodology

The Company analyzed the conversion feature with the reset provisions within the Convertible Note and has utilized a third party valuation consultant to assist the Company to fair value the compound embedded derivatives using a multinomial lattice models that values the derivative liabilities within the convertible notes based on a probability weighted discount cash flow model.

Valuation Assumptions – Initial valuation, Conversion and Change in Fair Value of Derivative Liability Related to Convertible Notes

The following assumptions were used for the valuation of the derivative liability related to March 3, 2014 (issuance date), conversions, and the quarterly period ended March 31, 2014:

●	The underlying stock price was used as the fair value of the common stock;
●

An event of default would occur 5% of the time, increasing 1.00% per month to a maximum of 10% – to-date the 1 note is not in default and has not been converted by the holder nor redeemed by the Company;

●	Capital raising events of $1,000,000 would occur in each quarter at 75% of market generating dilutive reset events at prices below the current exercise price or stock price;
●	The projected annual volatility for each valuation period was based on the historical volatility of the Company which has been actively trading for the last 3 years:

1 Year

2/27/14 101%

3/3/14 101%

3/5/14 101%

3/14/14 102%

3/24/14 102%

3/26/14 102%

3/31/14 102%

●	The Holder would redeem through maturity based on availability of alternative financing, 10% of the time increasing 1.0% monthly to a maximum of 20%; and;
●	The Holder would automatically convert the note at maturity if the registration was effective and the company was not in default.

As of March 31, 2014, the estimated fair value of derivative liabilities on convertible notes was $1,367,535.

The following table summarizes the change of fair value of the derivative debt liabilities:

Balance at December 31, 2012	$-
To record derivative liability as debt discount	60,795
Change in fair value of derivative liability	634
Balance at December 31, 2013	$61,429
To record derivative liability as debt discount	1,901,282
Change in fair value of derivative liability	(477,909)
Settlement of derivative liability due to conversion of related notes	$(117,267)
Balance at March 31, 2014	1,367,535

Note 12 – Commitments and Contingencies

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

On August 12, 2013, the Company and certain directors filed an answer to the complaint denying all the allegations of wrongdoing. The case is currently in the discovery stage. The Company’s position is that the shares at issue in this matter granted to Mr. Yao were authorized under the Plan. The Company and the directors intend to vigorously defend this matter.

Uncommitted Trade Credit Facilities

The Company entered into uncommitted trade credit facilities with certain financial institutions. Substantially all of the uncommitted trade credit facilities were guaranteed by Mr. Yao.

The uncommitted trade credit facilities at March 31, 2014 were as follows:

	Date of Expiration	Total Facilities		Facilities Used	Facilities Available
Armco HK

DBS (Hong Kong) Limited (i)	October 21, 2014	20,000,000		695,226	19,304,774

Sub-total - Armco HK		20,000,000		695,226	19,304,774

Henan Armco

Bank of China (ii)	May 23, 2014	4,867,601		-	4,867,601

China CITIC Bank (iii)	May 31, 2014	6,490,135		-	6,490,135

ICBC (iv)	September 09, 2014	3,245,607		-	3,245,607

Guangdong Development Bank Zhengzhou Branch (v)	May 6, 2015	12,655,763		-	12,665,763

Sub-total – Henan Armco		27,258,566		-	27,258,566

Renewable Metals

Bank of China Lianyungang Branch (vi)	December 27, 2015	8,112,669		8,112,669	-

Shanghai Pudong Development Bank (vii)	August 25, 2014	2,433,801		2,433,801	-

Bank of Communications Lianyungang Branch (viii)	August 8, 2014	11,682,243		2,920,561	8,761,683

Sub-total – Renewable Metals		22,228,713		13,467,031	8,761,683

		$84,487,279		$14,162,257	$70,325,023
			%

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

(iii)

On June 18, 2012, Henan Armco obtained a RMB 40,000,000 (approximately $6.5 million) line of credit from China Citic Bank, Zhengzhou Branch, for issuance of letters of credit to finance the purchase of metal ore and scrap metal expiring one (1) year from the date of issuance. The facility is guaranteed by Renewable Metals and Mr. Yao, the Company’s Chairman and Chief Executive Officer.

(iv)

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

(vii)

On July 24, 2012, Renewable Metals entered into a line of credit facility in the amount of RMB 15,000,000 (approximately $2.4 million) from Shanghai Pudong Development Bank for the purchase of raw materials. The term of the facility is 12 months with interest at 120% of the applicable base rate for lending published by the People’s Bank of China (“PBOC”) at the time the loan is drawn down per annum. The facility is secured by Armco machinery’s land use right and guarantees provided by Mr. Yao and Ms. Yi Chu.

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

b.

Bonus.  Each year during the Term, in addition to Base Salary, the Executive shall be entitled to an annual cash bonus in an amount equal to 50% of the Executive’s Base Salary for such year. Any such bonus shall be payable no later than 2.5 months following the year with respect to which the Base Salary is payable.

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

Operating Leases

(i)     Operating Lease - Office Space

On July 16, 2012, Armco Shanghai entered into a non-cancelable operating lease for office space that will expire on July 31, 2014. The annual lease payment is RMB 656,357 (approximately $106,496).

On December 17, 2010, Armco Metals Holdings entered into a non-cancelable operating lease for office space that expired on December 31, 2013. The monthly rental payment is $ 4,004 in 2013. After the contract expired, the Company continued the lease with the same landlord on a month by month basis.

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

First Renewal on April 13, 2012

On April 13, 2012, Renewable Metals renewed the aforementioned non-cancelable operating lease agreement for property, plant, equipment and facilities for an additional two-year term commencing on June 25, 2012, in consideration for (i) the issuance of one (1) million shares of the Company’s common stock and (ii) the payment of RMB1,000,000 (approximately $159,000) in cash. Pursuant to the lease agreement, the Company issued one million shares to the third party on April 13, 2012.  The cash amount is to be paid during the second year of the lease term

On March 31, 2013, Renewable Metals terminated this operating lease agreement. Under the terms and conditions of the Termination Agreement, Hebang agreed to forgive the cash amount to be paid under the amended Leasing Agreement and Renewable Metals agreed to let Hebang keep the 1 million shares. Also see Note 13.

Note 13 – Stockholders’ Equity

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

Conversion of Loan from Chairman and CEO to Common Shares

On October 22, 2013, Mr. Yao proposed to the Company to convert the amount of unpaid Principals of the Loans owed him, into shares of common stock of the Company, at a conversation price equal to the current market price at which the Company's common stock trades on NYSE MKT; and the Board of the Directors of the Company considered that it is in the best interest of the Company and its stockholders for the Company to authorize the conversion of the amount of unpaid Principals of the Loans, into shares of common stock of the Company, at a conversation price equal to the average of the three (3) closing bid prices during the three (3) trading days immediately prior the date hereof at which the Company's common stock trades on NYSE MKT. Upon authorization by the Board of Directors of the Company, Mr. Yao converted unpaid Principals of the Loans and interest in the amount of $1,045,369 owed him, into common shares of the Company, at a conversation price of $0.52 per share, the average of the three (3) closing bid prices during the three (3) trading days immediately prior the date hereof at which the Company's common stock trades on NYSE MKT, or 2,010,327 shares of the Company’s common stock.

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

33,333 common shares earned for the quarter ended December 31, 2013 were valued at $0.307 per share, or $10,2337, which was recorded as loan guarantee expense.

Shares Earned during the Year Ending December 31, 2014

33,338 common shares earned for the quarter ended March 31, 2014 were valued at $0.39 per share, or $13,002, which was recorded as loan guarantee expense.

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

Shares Earned during the Year Ending December 31, 2014

250,000 common shares earned for the quarter ended March 31, 2014 were valued at $0.39 per share, or $97,500, which was recorded as consulting expenses.

Financing Cost – Hangover

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

On May 4, 2012, the Company agreed to pay Director Mr. Weiping Shen 50,000 shares of the Company’s restricted common stock in conjunction with his appointment to the Company's board of directors vesting 50% on December 31, 2012 and 50% on May 3, 2013.  The restricted stock vests only if Mr. Shen is still a director of the Company on the vesting date (with limited exceptions), and the shares are eligible for the payment of dividends, if the Board of Directors was to declare dividends on the Company’s common stock. These shares were valued at $0.69 per share or $34,500 on the date of grant and are being amortized over the vesting period, or $8,625 per quarter.

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

Shares Awarded during 2014

On January 2, 2014, the Company agreed to pay Director Mr. Kam Ping Chan 6,250 shares of the Company’s restricted common stock in conjunction with his re-appointment to the Company's board of directors vesting 50% on June 30, 2014 and 50% on December 31, 2014, effectively January 1, 2014.  The restricted stock vests only if Mr. Chan is still a director of the Company on the vesting date (with limited exceptions), and the shares are eligible for the payment of dividends, if the Board of Directors was to declare dividends on the Company’s common stock. These shares were valued at $0.323 per share or $2,019 on the date of grant and are being amortized over the vesting period, or $505 per quarter in 2014.

On April 9, 2014, the Company granted 2,329,958 shares of its common stock to certain of its employees for the first quarter of their 2014 service of approximately $838,785, in lieu of cash, which were recorded as compensation expense for the quarter ended March 31, 2014.

Summary of the Company’s Amended and Restated 2009 Stock Incentive Plan Activities

The table below summarizes the Company’s Amended and Restated 2009 Stock Incentive Plan activities:

	Number of Shares or Options	Fair Value at Date of Grant

Balance, December 31, 2012	4,198,881	$2,614,951

Options – granted	-	-

Options – canceled	-	-

Shares – granted	1,419,532	662,256

Shares – canceled	(-)	(-)

Balance, December 31, 2013	5,618,413	$3,277,207

Vested, December 31, 2013	5,101,746	3,023,732

Unvested, December 31, 2013	516,667	$253,475

Options – granted	-	-

Options – canceled	-	-

Shares – granted	2,336,208	840,804

Shares – canceled	(-)	(-)

Balance, March 31, 2014	7,954,621	$4,118,011

Vested, March 31, 2014	7,556,704	3,924,892

Unvested, March 31, 2014	397,917	$193,119

As of March 31, 2014, there were 245,379 shares of common stock remaining available for issuance under the Amended and Restated 2009 Stock Incentive Plan.

Note 14 – Income Taxes

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

The effective tax rate is 0% and -0.77% for the three months ended March 31, 2014 and March 31, 2013, respectively.

Note 15 – Concentrations and Credit Risk

Credit Risk Arising from Financial Instruments

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents.

As of March 31, 2014 and December 31, 2013, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, none of which are insured. However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

Customers and Credit Concentrations

Customer concentrations and credit concentrations are as follows:

	Net Sales for the Three Months Ended		Accounts Receivable at
	March 31, 2014	March 31, 2013	March 31, 2014	December 31, 2013

Customer A	-%	54.6%	32.4%	33.8%

Customer B	22.6%	-%	27.2%	25.1%

Customer C	-%	-%	-%	18.3%

Customer D	-%	-%	10.4%	-%

Customer E	-%	-%	19.6%	-%

Customer F	37.2%	-%	-%	-%

Customer G	12.3%	-%	-%	-%

Customer H	11.8%	-%	-%	-%
	83.9%	54.6%	89.6%	77.2%

A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition.

Vendor Concentrations

Vendor purchase concentrations and accounts payable concentration as follows:

	Net Purchases for the Three Months Ended		Accounts Payable at
	March 31, 2014	March 31, 2013	March 31, 2014	December 31, 2013

Vendor A	38.4%	82.6%	40.2%	86.0%

Vendor B	37.0%	-%	25.8%	-%

	75.4%	82.6%	66.0%	86.0%

Note 16 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued.  The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

On April 8, 2014, the convertible note holders of an aggregate of $5,554,467 principal converted the principal and accrued unpaid interest due under those notes into an aggregate of 17,521,978 shares of the Company’s common stock.

On September 23, 2013, the Company issued a convertible promissory note to Asher Enterprises, Inc. in the amounts of $153,500 with annual interest rate of 8%.  The note is convertible at 58% of the average 3 lowest closing bid prices for the last 10 trading days after 180 days following the Date of Issuance. On March 28, 2014, $80,000 of principal under the note was converted to 355,082 shares of the Company’s common stock. On April 8, 2014, $73,500 of principal under the note was converted to 363,635 shares of the Company’s common stock and the remaining principal balance under the note is zero.

On April 16, 2014, the Company received a conversion notice from its convertible note holder, Hanover, to convert $100,000 principal of the note due March 3, 2015, along with $1,525 accrued interest, into a total of 374,425 shares of the Company's common stock, at a conversion price of $0.271150 per share. On May 7, 2014, the Company received a conversion notice from Hanover to convert $25,000 principal of the note due March 3, 2015, along with $277.78 accrued interest, into a total of $105,756 shares of the Company’s common stock, at a conversion price of $0.23902 per share. On May 14, 2014, the Company received a conversion notice from Hanover to convert $25,000 principal of the note due March 3, 2015, along with $77.78 accrued interest, into a total of $109,923 shares of the Company’s common stock, at a conversion price of $0.22814 per share.

On April 7, 2014, the Company entered into a Legal Services Agreement (“Legal Agreement”) with All Bright Law Office (“All Bright”), a PRC law firm located in Shanghai, China. Pursuant to the Legal Agreement, All Bright agreed to provide Chinese-law related legal counsel services from April 1, 2014 to March 31, 2015 in exchange for 500,000 shares of common stock of the Company. These shares are earned ratably over the term of the agreement and the unearned shares are forfeitable in the event of nonperformance by the All Bright.

On April 15, 2014, the Company entered into a Share Exchange Agreement (the “Agreement”) with Draco Resources, Inc., a California corporation ("Draco Resources") and its shareholders (the “Draco Resources Shareholders”).   Pursuant to the terms of the Agreement between the parties, the Company plans to acquire 100% of the issued and outstanding capital stock of Draco Resources in exchange for the Company's common stock valued at $51,615,000 based on the closing market price of its common stock on the exchange prior to the date of the Agreement (the "Purchase Price") and a Series C stock purchase warrant. The parties made customary representations and warranties and agreed to customary covenants in the Agreement. Upon the completion of the acquisition, the number of shares which Draco Resources Shareholders will receive from the Company represents approximately 74.64% of the issued and outstanding common stock of the Company. The closing of the acquisition is subject to approvals by the shareholders, the New York Stock Exchange and any applicable governmental regulatory agencies.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our consolidated financial condition and results of operations for the three months ended March 31, 2014 and 2013 should be read in conjunction with the consolidated financial statements, including footnotes, and other information presented elsewhere in this report.

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

The first quarter of 2014 has been the hardest time for China's iron and steel industry since 2000, as more steel mills saw deficits and steel output continues to rise, indicated the data release by China Iron and Steel Association (CISA). In the first three months of 2014, steel firms tracked by CISA saw a total loss of 2.33 billion yuan ($373 million), compared to a 3.28 billion yuan ($525 million) profit gained in the same period of 2013, according to the first quarter report released by CISA. The first quarter has always been a slow season due to the low demand caused by cold weather which is hard to transport materials and production activity is reduced and the Spring Festival holidays, however, the steel price at the end of March 2014 saw a 11.28 percent year-on-year decline and the price has been dropping for seven consecutive months, according to the report. Another sign of weak market demand is the surging steel inventory registered in the first quarter. At the end of March 2014, the steel inventory reached 19.41 million tons, 43.65 percent higher than the beginning of January 2014, according to the report. The rapidly increasing inventory indicates production overcapacity. The market demand for steel will not pick up against the backdrop of an economy facing downward pressure and the output will not see a big fall because of the large base of overcapacity according to the analysis of the CISA report. In a bid to tackle overcapacity, China's State Council has already released a guideline in October 2013, tightening control of capacity expansion and phasing out obsolete plants that fail to meet environment protection standards. Under pressure from overcapacity and the government's requirements for capacity control, it became harder for steel enterprises to get loans from banks which banks have scaled down loans to steel companies and have also raised lending rates, weighing on steel mills' liquidity. As a result, the prices of major metal mores including iron ore, manganese ore, and chrome ore, and scrap steel declined significantly in the first quarter of this year. Such drop in the price, combined with the inactivity of the market during the several-week long Chinese New Year holiday in the first quarter of 2014, have adversely affected our recycling business resulting in significant decline in our recycling revenue and gross margin from the first quarter of 2013, especially the price decline in scrap steel resulting an approximately $0.4 million of inventory deprecation in our recycling business. Our trading business, however, saw increases both in revenue and gross profit at decent rates compared to same period of last year mainly attributable to the improvement in our trading business operation.

We have been taking the initiative in the changing market to maintain our operation flexibility in our trading business and to refine our business model in response to unpredictable fluctuations in market prices.  We seek to secure longer term supply contracts in response to known opportunities rather than sell goods purchased in the spot market.  Where possible, we structure transaction-specific terms with our customers in order to better manage risk and ensure an acceptable profit margin.  While this process may limit certain trading opportunities, we believe that it will enhance our competitive position in the long run. We have developed pre-selling model to supplement our cash flow. We continued to develop our “Commodity Financing” model, first introduced in the third quarter of 2012, that enables us to provide financing service for our clients and liquidate the ore inventories stockpiled at the ports. We are also evaluating other potential methods such as hedging that can help us to manage market risks.

We formally commenced the operation of our scrap metal recycling facility in the Banqiao Industrial Zone of Lianyungang Economic Development Zone in the Jiangsu province, China, in the late third quarter of 2010.    The facility recycles automobiles, machinery, building materials, dismantled ships and various other scrap metals.  We sell and distribute the recycled scrap metal to the metal refinery industry in the PRC utilizing our existing network of metal ore customers while continuing to seek new customers. During the first quarter of 2014, the amount of scrap metals recycled at our Recycling Facility decreased by 56% to 19,090 MT compared to 43,795 MT in the same period of last year. For the first quarter of 2014, our scrap metal business sold approximately 8,049 MT of scrap metals, generating approximately $2.6 million in revenue and (- $1.4) million in gross profit, compared to the first quarter of 2013 where our scrap metal business sold approximately 23,001 MT of scrap metals, generating approximately $9.0 million of revenue and $0.63 million of gross profit. Historically, the first quarter of each year sees a lower production of scrap metal due to the Chinese New Year holiday, when facilities are shut down and special restrictions are enforced on the transportation of scrap metals materials.

We continue to believe that our recycling business will become a strong driver in our Company’s growth as natural resources continue to be depleted and larger amounts of unprocessed scrap metal become available as a result of increases in consumer demand. We also believe that the profit margin of our recycling business will gradually stabilize as we gain more experience in operating our recycling facility , marketing our products, and establishing our reputation and presence in the recycled scrap metal industry. We have conducted a series of tests and analysis to improve our cost control and eventually implement precise management at our recycling facility. We have also developed strategies to expand our sources for raw materials and establish a local supply chain to increase and stabilize the availability of raw materials near our recycling operation. In addition, as an effort to improve our operation and profitability of the recycling business, we strived to obtain a series of qualifications from Chinese government. We expect to continue to expand our overseas supply channels through potential business cooperation with suppliers in Japan and the United States. We also continue to expand our customer base with our sales increase in recycling business. In addition, in 2013 we developed a new business model, “platform model”, in our recycling operation which our business partners and customers involved in the entire recycling process from participating in acquisition and preparation of raw materials to delivering of processed scrap products. Our profits, by nature, mainly generate from the process fees by taking advantage of our facility and equipment as a platform for recycling scrap metals. By this unique sales and operation model, we work with our customers more closely, lower our market risks by sharing them with our customers, increase our sales with less or without additional working capital, and improve the efficiency and utilization of our facility and equipment by reducing the operating cost of idle facility. Recently we have signed long-term contract with Mitsui & Co. (Shanghai) Ltd. under this business model and we are working with several other customers and expect to get more similar contracts in 2014.

We utilize bank facilities and sales of our debt securities to finance our operations and expansions. We maintain nine bank facilities, which provide for the issuance of commercial lines of credit for letters of credit in the aggregate amount of $84 million, of which approximately $70 million is available to us at March 31, 2014.

Pending Acquisition of Draco Resources, Inc.

Furthermore, in an effort to leveraging its current customer base, we intend to explore potential merger and acquisition opportunities in businesses related to the steel industry in 2014. On April 15, 2014, we entered into a Share Exchange Agreement with Draco Resources, Inc., a California corporation ("Draco Resources") and its shareholders. Draco Resources is currently a wholly-owned subsidiary of Metawise Group, Inc. (“Metawise”). Metawise has certain rights to sell approximately five million metric tons of iron ore fines located at a facility in Theodore, Alabama under an agreement expiring in May 2015, and has entered into a Commodity Distribution Agreement with Draco Resources. Draco Resources will purchase these iron ore fines from Metawise and expects to generate revenues through the resale of these iron ore fines to third parties.

Under the terms of the Share Exchange Agreement, upon the closing of the transaction we will acquire 100% of Draco Resources in exchange for 12,750,000 shares (post-split) of our newly issued common stock (the “Acquisition Shares”) and a warrant to purchase an additional 3,000,000 shares (post-split) of our common stock with an exercise price of $3.40 per share (the “Acquisition Warrant”) to be issued to the Draco Resources shareholders. At closing we will also issue two finders an aggregate of 1,200,000 shares (post-split) of our newly issued common stock as compensation for their services to Draco in connection with the Draco Acquisition. The shares of our common stock to be issued to in exchange for the Draco Resources shares and as compensation to the finders are valued at $43,450,000. Following the completion of the acquisition, the former Draco Resources shareholders will own, by virtue of the issuance of the Acquisition Shares, approximately 77% of our then outstanding common stock, giving effect to reverse stock split of our common stock which will occur prior to closing and the issuance of the Compensation Shares, but excluding any additional shares of our common stock issuable upon the exercise of the Acquisition Warrant or any other outstanding options or warrants.

The closing of the Share Exchange Agreement is subject to a number of conditions precedent, including the approval of our stockholders. We expect to submit a proposal to our stockholders to approve this transaction at our 2014 annual meeting to be held later in 2014. The closing of the Draco Resources acquisition will result in a change of control of our company and may be considered a reverse merger by NYSE MKT. Based upon our preliminary discussions with the exchange, in order to continue the listing of our common stock on the NYSE MKT following the closing of the Draco Resources acquisition, our company will need to comply with the initial listing standards of the exchange. We believe we currently comply with all of these standards under Alternative 2, other than the minimum bid price of our common stock which must be at least $3.00 per share. We expect to effect a 1:10 reverse stock split of our common stock immediately prior to the closing of the Draco Resources acquisition in order to meet this quantative initial listing standard. This reverse stock split has previously been approved by our stockholders at a special meeting held on March 27, 2014.

There are no assurances that this pending transaction will be approved by our stockholders, or that NYSE MKT will approve the continued listing of our common stock. See Part II, Item 1A. Risk Factors.

Our Performance

              During the first quarter of 2014, our net revenues decreased 31% compared to the same period in 2013 which was mainly caused by the significant decrease of $6.4 million or 71% in sales of recycling business.   Our gross profit margin also decreased during the current period to -11.7%, compared to 4.5% during the same period in 2013. The gross profit margins for our recycling business and trading business for the first quarter of 2014 were -53.9% and 3.5%, respectively. Our trading business has historically experienced fluctuations in gross profit as a result of fluctuations in the market prices of ore and metals that we sell. In this regard, gross profit margins ranged from -3.2 % for the first quarter of 2013, to 5.21% for the second quarter of 2013, to -0.07% for the third quarter of 2013, and to 1.8% for the fourth quarter of 2013.

              As noted above, our recycling business had a gross profit margin of -53.8% for the first quarter of 2014, which represents a significant decrease from the 9.1% for same period in 2013. As described above, our scrap metal recycling business was adversely affected by the recession of domestic steel market and slowdown of economy growth in the PRC, especially the reduction of usage of scrap metals by steel mills for cost control, resulting in significant decreases in both our recycling business revenue and gross profit margin.

              We had a net loss of $3.62 million during the first quarter of 2014, an increase of 232%, compared to a net loss of $1.09 million during the same period in 2013.  Our total current assets at March 31, 2014 decreased approximately 24%, compared to December 31, 2013, as a result of a $7.1 million decrease in account receivable, a $3.7 million decrease in inventories, and a $3.6 million decrease in pledged deposits, offset by an $1.0 million increase in prepayments and other current assets, a $0.016 million increase in advance on purchases, a $0.02 million increase in marketable securities and an $0.4 million increase in cash.

              In addition to our current maturities of capital lease obligation of $0.9 million, we borrowed $25.6 million as of March 31, 2014 from banks in the PRC on a short term basis to finance the purchase of inventory related to execute resale contracts. These borrowings are secured by the inventory we purchase and the contracts for their sale. This indebtedness is repaid upon receipt of payment from our customers.

Our Outlook

             As described above, the first quarter of 2014 has been the hardest time for China's iron and steel industry since 2000 which the industry suffered big losses overall, in the short term, the market was increasingly precarious due to serious overcapacity, sluggish demand, declining profits and stricter environment standards confronted by the industry; however, in the middle and long term, we believe the low-income housing construction, on-going urbanization and increasing domestic consumption in China will continue to support the growth of the steel industry, evidencing a higher demand for our products with an associated revenue growth. We also expect our recycling business to benefit from the measures and policies to be implemented gradually by the Chinese government according to its 12th Five Year Plan (2011-2015).  Under this plan, China intends to restructure its iron and steel industry to be more energy efficient and have increased environmental protection by adopting and developing the most advanced technology in the world.

              Metal Ore Trading. The metal ore prices declined during the first quarter of 2014, especially iron ore. The price drop was attributed to flagging domestic demands for metal ore products amid economic slowdown in China. We expect the metal ore market in China will be stable at current level in the short term.  We continued to firm our business relationship with worldwide suppliers and stabilize our supply capacity. We believe our effort to build our supply capacity will benefit us in the long term and strengthen our market position in the industry in China. Moreover, we continued to develop our “Commodity Financing” model and expect to make some major progresses which we have obtained support from several banks.

              Scrap Metal Recycling. The gross profit margin for our recycling business decreased to -53.8% for the first quarter in 2014 compared to 7% for same period of 2013 as a result of the deteriorated market described above . The net revenue generating in first quarter decreased approximately 70% compared to first quarter of 2013. The weak market for steel scrap may continue in 2014 while steel price is expected to stabilize after sharp decline in the first quarter of 2014. [However, in the long-term, we believe the country's ongoing urbanization process will increase new steel demand which will definitely drive the steel scrap market during the 13th Five-Year-Plan period which is from 2016 to 2021. Through the past three years’ operation, we have achieved many major goals such as optimizing production process, improving cost control and management, developing and streamlining supply chain, establishing long term strategic partnership with key clients, obtaining various qualifications and licenses, and building our brand in the industry. We believe that we will benefit from the Chinese governmental mandates to increase the use of scrap metal steel as it encourages the use of scrap as opposed to the use of iron ore to satisfy the demand for steel products per China’s Five Year Plan and related national policies. We intend to devote a significant amount of our resources towards the improvement of our operations and if appropriate, its expansion. At the same time, we will continue to pursue our strategy to create a local network of raw material suppliers for our recycling facility and expand our oversea supply channels. In addition, we will continue to develop our new sale and operation model in recycling business described above to obtain more customers and business opportunities under the model in the coming years.

               While we believe our business is well positioned to grow in the coming years, we will need to continue our efforts to provide capital liquidity to support that growth, although we can offer no assurances that we can acquire such capital on terms acceptable to us.

RESULTS OF OPERATIONS

               The table below summarizes the consolidated operating results for the three months ended March 31, 2014 and 2013.  The percentages represent each line item as an approximate percentage of net revenues unless otherwise noted.

	For the Three Months Ended March 31,

	2014		2013		$ Change	% Change

Net revenues	$9,918,651	100%	$14,343,077	100%	$(4,424,426)	(30.9)%
Cost of goods sold	11,082,455	111.7%	13,698,412	95.5%	(2,615,957)	(19.1)%

Gross profit	(1,163,804)	(11.73)%	644,665	4.49%	(1,808,469)	(281)%

Total operating expenses	2,288,407	23.07%	1,695,638	11.8%	592,769	35.0%
Operating income (loss)	(3,452,211)	(34.8)%	(1,050,973)	(7.3)%	(2,401,238)	228.48%

Net Revenues

              Net revenues for the first quarter of 2014 decreased 31% compared to the same period in 2013, primarily due to a decrease of $7.6 million in the sales of scrap metals and a decrease of $1.2 million in the sales of manganese ore, partially offset by an increase of $1.2 million in the sales of billet and an increase of $0.2 million in the sales of chrome ore. During the quarter, our recycling business and trading business generated revenue of $2.6 million and $7.3 million, accounting for 26% and 74% of our total revenue, respectively.

Cost of Goods Sold

              Cost of goods sold includes the cost of the products we purchase from our vendors and shipping and handling costs on shipments from such vendors. Cost of goods sold for the first quarter of 2014 was $11.1 million, representing a gross profit margin of - 11.7%, compared to a gross profit margin of 4.5% in the same period in 2013. The gross profit margin of -11.7% in the first quarter of 2014 represents a compound margin for our trading and recycling businesses, which generated gross profit margins of 3.5% and -53.9% for the period, respectively. Our trading business and recycling business generated a gross profit margin of 0.3% and 7% for the same period of 2013, respectively. The significant increase in cost of goods sold in our recycling business was mainly due to the sharp decline in scrap price and approximately $0.4 million of inventory write-off during the quarter.

Total Operating Expenses

              Operating expenses for the first quarter of 2014 increased to approximately $2.3 million compared to $1.7 million for the same period in 2013, resulted from an increase of $0.39 million in general and administrative expenses,  an increase of $0.11 million in operating cost of idle manufacturing facility, an increase in of $0.07 million in selling expenses, and an increase of $0.02 million in professional fees.

              General and administrative expenses include salaries and office expenses. Our general and administrative costs increased by $0.39 million, or 37%, for the first quarter of 2014 as compared to the same period in 2013 primarily due to an increase of $0.84 million  stock compensation to management and employees. These increases were partially offset by a decrease of $0.28 million stock based recycling facility leasing fee resulted from termination of the leasing agreement, a decrease of $0.08 million in general and administrative expenses of our recycling facilities, a decrease of $0.054 million in general and administrative expenses of our other China subsidiaries.

               Professional fees include legal, accounting, SEC filing consultant, investor relation and public relation consultant fees. Our professional fees increased by $0.02 million, or 9% in the first quarter compared to same period of 2013 primarily due to an increase of stock based consulting fee $0.08 million and legal fees of $0.025 million , partially offset by a decrease of audit and reviews fee of $0.07 million and stock based legal fees of $0.028 million.

              Operating costs of idle facility increased by approximately $0.11 million to $0.53 million for the first quarter of 2014 compared to same period of 2013, mainly due to decreased production. The costs were mainly depreciation expenses of idle manufacturing facilities due to under utilization of the production facility in the periods.

               Selling expenses include commissions, salaries, and travel for our sales agents.  Selling expenses as a percentage of net revenues were 1.0% for the first quarter of 2014 as compared to 0.2% for the first quarter of 2013.  Selling expenses increased by $0.07 million mainly due to increases in advertising fee and transportation fee for the first quarter of 2014 as compared to the same period of 2013.

Total Other (Income) Expense

              Total other expense of $0.17 million for the first quarter of 2014 increased $0.12 million from the comparable period in 2013, during which we had total other expense of $0.047 million.  The increase in total other expense was primarily due to a decrease of $0.14 million of gain in change in fair value of derivative liability, a non-cash expense, and an increase of $0.12 million in other (income) expense , These expense increases were partially offset by an increase of $0.10 million in interest income and a decrease of $0.06 million in interest expense.

Income Tax Expense

              Income tax expense was $0 for the first quarter of 2014, compared to income tax refund of $8,510 for the first quarter of 2013.

Net Income (Loss)

              Net income (loss) of ($3.62 million) for the first quarter of 2014 and the loss increased by $2.53 million, compared to net loss of ($1.09 million) for the same period in 2013, primarily due to a significant decrease of $1.8 million in gross profit, an increase of $0.6 million in operating expense and an increase of $0.12 million in other expense during the first quarter.

LIQUIDITY AND CAPITAL RESOURCES

              Liquidity is the ability of a company to generate adequate amounts of cash to meet its cash needs.

              At March 31, 2014 and December 31, 2013, we had cash and cash equivalents of approximately $ 1.0 million and $0.6 million, respectively.  At March 31, 2014, our working capital (deficit) was $(0.6) million as compared to $0.8 million at December 31,2013. During the second quarter of 2014, we have increased working capital approximately of $5.8 million by issuing common stock for conversion of convertible notes described below.

              Our current assets at March 31, 2014 were $40.7 million, a decrease of 24% from December 31, 2013.  This overall decrease reflects decreases primarily in account receivable of $7.1 million, inventories of $3.7 million, and pledged deposits of $3.6 million. These decreases were partially offset by increases in prepayments and other current assets of $0.96 million, cash of $0.4 million, advance on purchases of $0.016 million and marketable securities of $0.02 million.

              Pledged deposits at March 31, 2014 of $1.0 million represent deposits with financial institutions as collateral to letters of credit and bank acceptable notes payable we provide to suppliers for the purchase of inventories.  The amounts will be released to pay vendors upon acceptance of goods.

               Marketable securities at March 31, 2014 of $0.54 million represent the estimated value of our investment in Appollo Mineral calculated at market price by using Australia quoted market prices on Apollo Minerals stock.

                Our accounts receivable decreased $7.1 million at March 31, 2014 from December 31, 2013 mainly due to the timing difference between the sales and collections of sales and our collections of scrap metals sales during the quarter.

                Inventories decreased $3.7 million at March 31, 2014 from December 31, 2013, primarily due to our sales of inventories and the decreased scrap metal production during the first quarter.

               Advances on purchases increased $0.016 million at March 31, 2014 from December 31, 2013, and consisted of prepayments to vendors for merchandise and deposits on pending purchases.  These advances on purchases are customary in our business and help us secure inventory below prevailing market prices, thereby providing us with a better opportunity to increase our gross profit margins.

               Our prepayments and other current assets increased $0.96 million at March 31, 2014 compared to December 31, 2013, primarily due to the increases in prepayments and deposits for our metal ore trading business and deposits related to our scrap metal recycling operations.

               Our current liabilities decreased $11.6 million at March 31, 2014 from December 31, 2013, which is mainly attributable to a decrease in banker's acceptance notes payable and letters of credit of $5.4 million, and a decrease in accounts payable of $4.9 million, a decrease in loans payable of $4.9 million, a value added tax and other tax payable of $0.4 million. These decreases were partially offset by increases in customer deposits of $2.2 million, derivative warrant liability of $1.3 million, accrued expenses and other current liabilities of $0.4 million, and advances received from Chairman and CEO of $0.09 million.

                Loans payable decreased $4.9 million at March 31, 2014, compared to December 31, 2013, primarily due to our repayment of short-term borrowing under our letter of credit facilities in the first quarter of 2014.   The short-term borrowing usually is used to finance the payment of our purchase and is paid when we collected the payment from our customer. We used collections of accounts receivable to repay these short-term borrowings.

                Accounts payable decreased $4.9 million at March 31, 2014 compared to December 31, 2013 mainly due to our payment made to previous purchases during the first quarter.

               Banker's acceptance notes payable and letters of credit decreased $5.4 million at March 31, 2014 compared to December 31, 2013 primarily due to a decrease in short-term borrowings used in raw material acquisitions.

              Customer deposits increased $2.2 million at March 31, 2014, compared to December 31, 2013.  This increase is due to timing of customer orders and amounts that we require for deposits and the orders we delivered against the customer deposits.  We recognize customer deposits as revenue when the goods have been delivered and the risk of loss has transferred to the customer either at the port of origin or port of destination based on the shipping terms we agree to with our customer.

               Accrued expenses and other current liabilities increased $0.4 million at March 31, 2014 from December 31,2013.  Accrued expenses consist of accrued expenses and other payables related to shipping fees.  These expenses are due to timing differences of shipments and payments of our payables as compared to 2013.

               Value added tax and other taxes payable decreased $0.4 million at March 31, 2014 from December 31, 2013 mainly due to the offset by our newly increased purchases in the first quarter of 2014.

               Derivative warrant liability increased $1.3 million at March 31, 2014 from December 31, 2013. The increase is mainly due to the derivative treatment on the convertible notes valued at March 31, 2014. As described above, most of the convertible notes have been converted after first quarter and no more derivative liability valuation is needed.

               We do not have any commitments for capital expenditures at March 31, 2014.

              As of March 31, 2014, we had invested a total of approximately $51.1 million for the acquisition of land use rights, construction and equipment purchases for the facilities we operate. We expect to expand the production capacity at the facilities in the future and to build or acquire additional facilities in the future, depending on market conditions.   We have not set a timeframe for this expansion.

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

We have bank facilities which provide for cash borrowings or the issuance of commercial letters of credit that we require in our metal ore trading business in the aggregate amount of $84 million.   Approximately $70 million was available under these facilities at March 31, 2014. We have approximately $24 million of debt which become due within the next 12 months. We expect to satisfy these obligations through our operation.

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

We have entered into a number of bank financing and debt arrangements which provide working capital, including:

On November 8, 2013, we consummated the transactions contemplated by the Purchase Agreement dated November 4, 2013 with Hanover Holdings I, LLC and issued a senior convertible note pursuant to the Purchase Agreement. The full disclosure is included in the Form 8K filed with SEC on November 13, 2013. On November 13, 2013, we issued 47,022 commitment shares to the investor as per the Purchase Agreement. On December 26, 2013, we filed a S-1 registration statement pursuant to the Purchase Agreement which was effective on February 14, 2014. We received total proceeds of $800,000 under the note in two tranches, $300,000 on November 8, 2013 and $500,000 on March 3, 2014. As of May 14, 2014, 1,509,324 shares were issued for conversion of $450,000 principal and $6,509 interest under the convertible notes and the remaining principal balance of the note was $400,000 including $50,000 penalty due to delay on filing of registration statement.

Between May 2013 and September 2013 our subsidiary Henan Armco & Metawise Trading Co. Ltd. (“Henan Armco”) borrowed an aggregate of RMB 19,700,000 (approximately $3.26 million) from four lenders who are not our affiliates under the terms of loan contracts. These loans matured between May 2013 and December 2013. Our subsidiary used the funds for working capital. In January 2014 we and our subsidiary entered into note exchange agreements with each of these lenders pursuant to which we exchanged the loan contracts for 8% convertible notes in the aggregate amount of RMB 15,100,000 (approximately $2.5 million) which represented the remaining principal balance due under the loan contracts. We refer to these notes as the January 2014 Convertible Notes. The lenders waived any accrued but unpaid interest due prior to this exchange. The January 2014 Convertible Notes, which bear interest at the rate of 8% per annum, mature nine months from the date of issuance and, approved at the special shareholder meeting held on March 27, 2014, these notes are convertible at any time prior to maturity at the option of the holder into shares of our common stock at a conversion price of $0.317 per share. Interest is payable at maturity or conversion, and we have the right to prepay the notes at any time without penalty to us.

              In unrelated transactions, between November 2013 and December 2013 Henan Armco & Metawise Trading Co. Ltd. also borrowed an additional RMB18,827,240 (approximately US $3.1 million) from 11 non-U.S. lenders who are not our affiliates under the terms of loan contracts. These loans initially matured between August 2014 and September 2014. Our subsidiary used the funds for working capital. In February 2014 we and our subsidiary entered into note exchange agreements with each of these lenders pursuant to which we exchanged the loan contracts for 8% convertible notes in the aggregate amount of RMB18,827,240 (approximately US$3.1 million) which represented the remaining principal balance due under the loan contracts. We refer to these notes as the February 2014 Convertible Notes. The lenders waived any accrued but unpaid interest due prior to this exchange. The convertible notes, which bear interest at the rate of 8% per annum, mature nine months from the date of issuance and, approved at the special shareholder meeting held on March 27, 2014, these notes are also convertible at any time prior to maturity at the option of the holder into shares of our common stock at a conversion price of $0.317 per share. Interest is payable at maturity or conversion, and we have the right to prepay the notes at any time without penalty to us

            On April 8, 2014 the holders of an aggregate of $5,554,467 principal amount of our convertible notes issued in January 2014 and February 2014 converted the principal and accrued unpaid interest due under those notes into an aggregate of 17,521,978 shares of our common stock.

            On October 22, 2013, our subsidiary Armco Metals International Limited (“Armco HK”) extended the Banking Facilities Agreement with DBS Bank (Hong Kong) Limited (originally entered on December 21, 2011) of $20,000,000 for issuance of commercial letters of credit in connection with the Company’s purchase of metal ore.  The Company pays interest at LIBOR or DBS Bank’s cost of funds plus 2.50% per annum on issued letters of credit in addition to an export bill collection commission equal to 12.5% of the first $50,000 and 6.25% of the balance and an opening commission of 25% on the first $50,000 and 6.25% of the balance for each issuance.  Amounts advanced under this facility are repaid from the proceeds of the sale of metal ore.  The lender may terminate the facility at anytime at its sole discretion. The facility is secured by the charge on cash deposit of the borrower, the borrower’s restricted pledged deposit in the minimum amount of 3% of the letter of credit amount, the Company’s letter of comfort and the guarantee of Mr. Kexuan Yao.  At March, 2014, the balance outstanding under this facility was $695,226.

              On March 25, 2014, Armco HK extended the uncommitted Trade Finance Facility with RZB Austria Finance (Hong Kong) Limited (originally entered on March 25, 2009 and Amendment No. 3 was entered on November 13, 2013). The facility provides for the issuance of $15,000,000 of commercial letters of credit in connection with the purchase of metal ore. The Company pays interest at 200 basis points per annum plus the lender’s cost of funds per annum on issued letters of credit in addition to fees upon issuance of the letter of credit of 1/16% for issuance commissions, negotiation commissions, commission-in-lieu and collection commissions. Amounts advanced under this facility are repaid from the proceeds of the sale of metal ore. The lender may, however, terminate the facility at any time or at its sole discretion upon the occurrence of any event which causes a material market disruption in respect of unusual movement in the level of funding costs to the lender or the unusual loss of liquidity in the funding market. The lender has the sole discretion to decide whether or not such event has occurred. The facility is secured by restricted cash deposits held by the lender, the personal guarantee of Mr. Kexuan Yao, the Company’s guarantee, and a security interest in the contract for the purchase of the ore for which the letter of credit has been issued and the contract for the sale of the ore. At March 31, 2014, no balance was outstanding under this facility.

                On June 8, 2013, Henan Armco obtained a RMB 30,000,000 (approximately $4.8 million) line of credit from Bank of China for issuance of letters of credit to finance the purchase of metal ore and scrap metal expiring May 23, 2014. The facility is secured by the guarantee provided by our subsidiary, Armco HK formed Armco (Lianyungang) Renewable Metals, Inc. (“Renewable Metals”) and the pledge of movable assets provided by the borrower. Amounts advanced under this line of credit are repaid from the proceeds of the sale of metal ore. At March 31, 2014, no balance was outstanding under this facility.

On May 31, 2013, Henan Armco extended the RMB 40,000,000 (approximately $6.5 million) line of credit (originally obtained on June 18, 2012) from China Citic Bank, Zhengzhou Branch, for issuance of letters of credit to finance the purchase of metal ore and scrap metal expiring one (1) year from the date of issuance. The facility is guaranteed by Renewable Metals and Mr. Kexuan Yao, the Company’s Chairman and Chief Executive Officer. At March 31, 2014, no balance was outstanding under this facility.

              On September 10, 2013, Henan Armco obtained a RMB 20,000,000 (approximately $3.2 million) line of credit from ICBC, for issuance of letters of credit to finance the purchase of metal ore and scrap metal expiring one (1) year from the date of issuance. The facility is guaranteed by Renewable Metals and Mr. Kexuan Yao, the Company’s Chairman and Chief Executive Officer. At March 31, 2014, no balance was outstanding under this facility.

              On September 19, 2012, Henan Armco obtained a RMB 78,000,000 (approximately $12.7 million) line of credit from Guangdong Development Bank Zhengzhou Branch for issuance of letters of credit to finance the purchase of metal ore.  The Company pays interest at 120% of the applicable base rate for lending published by the PBC at the time the loan is made on issued letters of credit.  The facility is secured by the guarantee provided by Mr. Kexuan Yao and Renewable Metals jointly and the pledge of movable assets provided by the borrower. Amounts advanced under this line of credit are repaid from the proceeds of the sale of metal ore. The facility was renewed on May 7, 2014 with same term. At March 31, 2014, no balance was outstanding under this facility.

              On March 15, 2013, Renewable Metals entered into a line of credit facility in the amount of RMB50, 000,000 (approximately $8.1 million) from Bank of China, Lianyungang Branch for the purchase of raw materials. The facility is expiring December 27, 2015 with interest at 7.872% per annum. The facility is secured by Renewable Metals properties, machinery and equipment and land use rights, and guaranteed by Mr. Kexuan Yao, Ms. Yi Chu, and Henan Armco, respectively. At March 31, 2014, the balance outstanding under this facility was $8,112,669.

              On September 10, 2013, Renewable Metals extended (originally entered into on July 24, 2012) a line of credit facility in the amount of RMB 15,000,000 (approximately $2.4 million) from Shanghai Pudong Development Bank for the purchase of raw materials. The term of the facility is 12 months with interest at 120% of the applicable base rate for lending published by the PBOC at the time the loan is drawn down per annum. The facility is secured by Armco machinery’s land use right and guarantees provided Mr. Kexuan Yao, Ms. Yi Chu. At March 31, 2014, the balance outstanding under this facility was $2,433,801.

              On July 1, 2011, Renewable Metals obtained a RMB 72,000,000 (approximately $11.7 million) line of credit from Bank of Communications, Lianyungang Branch expiring two (2) years from the date of issuance, for issuance of letters of credit in connection with the purchase of scrap metal. The letters of credit require Renewable Metals to pledge cash deposit equal to 20% of the letter of credit for letters of credit at sight, or 30% for other domestic letters of credit and for extended domestic letters of credit, the collateral of inventory equal to 166% of the letter of credit. The facility is secured by Renewable Metals inventories and guarantee provided by Mr. Kexuan Yao, the Company’s Chairman and Chief Executive Officer. At March 31, 2014, the balance outstanding under this facility was $2,920,561.

Statements of Cash Flows

                Our cash increased $403,747 during the first quarter of 2014 as compared to a decrease of $39,665 during the comparable period in 2013. During the current quarter we were provided $5.0 million of cash from operating activities and $3.6 million from investing activities, and we used cash of $8.2 million in financing activities. In comparable period in 2013 we were provided $3.3 million of cash from operating activities and $1.4 million from financing activities, and we used cash of $4.2 million in investing activities.

Net Cash Provided by (Used in) Operating Activities

                 In the first quarter of 2014, net cash provided by operating activities of $5.0 million was mainly comprised inflows related to a decrease in accounts receivable of $8.8 million, a decrease in inventory of $3.1 million, an increases in customer deposits of $0.5 million, a decrease in advance on purchases of $0.3 million, and an increase in accrued expenses and other current liabilities of $0.15 million.   These inflows were partially offset by cash outflows associated with a decrease in accounts payable of $4.9 million, an increase, a decrease in taxes payable of $0.4 million, and an increase in prepayments and other current assets of $1.0 million.

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

Cash Provided by Investing Activities

                  In the first quarter of 2014 cash provided by investing activities of $3.6 million was due to proceeds from release of pledged deposits of $5.4 million, partially offset by payment made towards pledged deposits of $1.8 million and purchase of property .

                  In the first quarter of 2013 cash used in investing activities of $4.2 million was due to payment made towards pledged deposits of $7.9 million and purchase of property and equipment of $0.98 million, offset by proceeds from release of pledged deposits of $3.8 million.

Cash Used in Financing Activities

                  In the first quarter of 2014 cash used in financing activities of $8.3 million consisted of repayment of loans payable of $9.1 million and repayment of Banker's acceptance notes payable of $5.3 million, which was partially offset by proceeds from loans payable of $6.1 million and advance from Chairman and CEO of $0.08 million.

                  In the first quarter of 2013 cash provided by financing activities of $1.4 million consisted of proceeds from loans payable of $9.5 million and Banker's acceptance notes payable of $5.7 million, proceeds from sales of common stock $1.6 million, proceeds from related party loan of $1.0 million, and advance from Chairman and CEO of $0.19 million, which was partially offset by repayment of loans payable of $16.5 million and repayment of capital lease obligation of $0.071 million.

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

Contractual Obligations and Commitments

At March 31, 2014, our long-term debt and financial obligations and commitments by due dates were as follows:

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Banker's acceptance notes payable and letters of credit	$3,116,049	$3,116,049	$-	$-	$-
Short-Term Loans Payable	22,511,856	22,511,856	-	-	-
Capital Lease Obligations	897,501	897,501	-	-	-
Operating Lease Obligations	50,211	50,211	-	-	-
Purchase Obligations	-	-	-	-	-
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP	-	-	-	-	-
Total	$26,575,617	$26,575,617	$-	$-	$-

 Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We believe the critical accounting policies in Note 1 to the consolidated financial statements appearing elsewhere in this report affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. Actual results may differ from these estimates under different assumptions and conditions.

Item 3.          Quantitative and Qualitative Disclosures About Market Risk.

Not applicable for a smaller reporting company.

Item 4.          Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. We are required to maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of continuing weaknesses in our internal control over financial reporting.

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, based on management’s assessment of the effectiveness of our internal controls over financial reporting, management concluded that our internal controls over financial reporting were not effective as of December 31, 2013, due to insufficiently qualified accounting and other finance personnel with an appropriate level of U.S. GAAP knowledge and experience. Management believes that our lack of experience with U.S. GAAP constitutes a material weakness in our internal control over financial reporting. Until such time, if ever, that we remediate the material weakness in our internal control over financial reporting we expect that the material weaknesses in our disclosure controls and procedures will continue.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.          Legal Proceedings.

None.

Item 1A.       Risk Factors.

In addition to the new risk factor set forth below, the most significant risk factors applicable to the Company are described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes to those risk factors.

There are no assurances we will close the pending acquisition of Draco Resources, which will result in a change of control of our company and require a reverse stock split of our common stock to effect. Even if we close the transaction, there are no assurances the acquisition will ultimately be successful.

There are a number of conditions precedent to the closing of the pending acquisition of Draco Resources, including the approval of our stockholders and the approval of the continued listing of our common stock on the NYSE MKT. There are no assurances our stockholders will approve the issuance of the shares in the acquisition consideration which is required under the NYSE MKT Company Guide. We expect to include a proposal for the approval of the issuance of the securities in the proxy statement for our 2014 annual meeting of stockholders to be held later this year.

In addition, because this transaction will result in a change of control of our company, the approval of NYSE MKT is required for the continued listing of our common stock which is also a condition precedent to closing. Given Draco Resources’ limited assets, lack of operating history and material dependence on a contract between its current parent company and a third party which expires in May 2015, there are no assurances that the exchange will approve the continued listing of our common stock. In that event, and assuming Draco Resources determines to waive the condition precedent to closing, our common stock would be quoted in the over the counter market which would adversely impact it liquidity. Even if the exchange should approve the continued listing, we will need to effective a 1:10 reverse stock split of our common stock prior to the closing which will adversely impact the holdings of our current stockholders.

Finally, even if we ultimately close the Draco Resources acquisition, there are no assurances that company will generate any significant revenues or that this proposed transaction will otherwise benefit our company. Investors are encouraged to carefully read the proxy statement for our 2014 annual meeting, including all of the risks associated with the acquisition and the proposed business and operations of Draco Resources, once the proxy statement has been filed with the Securities and Exchange Commission and mailed to our stockholders. Investors should not place undue reliance on this proposed transaction which making an investment decision concerning our company.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds.

                   On September 23, 2013, the Company issued a convertible promissory note to Asher Enterprises, Inc. in the amounts of $153,500 with annual interest rate of 8%.  The note is convertible at 58% of the average 3 lowest closing bid prices for the last 10 trading days after 180 days following the Date of Issuance. On March 28, 2014, $80,000 of principal under the note was converted to 355,082 shares of the Company’s common stock. On April 8, 2014, $73,500 of principal under the note was converted to 363,635 shares of the Company’s common stock and the remaining principal balance under the note is zero. The recipient was an accredited investor and the issuances were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on exemptions under Section 3(a)(9) of that act.

                    On April 7, 2014, the Company entered into a Legal Services Agreement (“Legal Agreement”) with All Bright Law Office (“All Bright”), a PRC law firm located in Shanghai, China. Pursuant to the Legal Agreement, All Bright agreed to provide Chinese-law related legal counsel services from April 1, 2014 to March 31, 2015 in exchange for 500,000 shares of common stock of the Company. These shares are earned ratably over the term of the agreement and the unearned shares are forfeitable in the event of nonperformance by the All Bright. The recipient was an accredited investor and the issuances are exempt from registration under the Securities Act in reliance on an exemption under Section 4(a)(2) of that act.

Item 3.          Defaults Upon Senior Securities.

None.

Item 4.          Mine Safety Disclosures.

Not applicable to our company’s operations.

Item 5.          Other Information.

Item 6.          Exhibits.

No.	Description

10.9

Share Exchange Agreement dated April 15, 2014 by and among Armco Metals Holdings, Inc. and Draco Resources, Inc. and its shareholders (incorporated by reference to the Current Report on Form 8-K filed on April 22, 2014)

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer*
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema **
101.CAL	XBRL Taxonomy Extension Calculation **
101.DEF	XBRL Taxonomy Extension Definition Linkbase **
101.LAB	XBRL Taxonomy Extension Label Linkbase **
101.PRE	XBRL Taxonomy Extension Presentation **

*	filed herewith
**	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 to this report shall be deemed furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Armco Metals Holdings, Inc.
May 20, 2014	By: /s/ Kexuan Yao
Kexuan Yao, Chief Executive Officer

By: /s/ Fengtao Wen
Fengtao Wen, Chief Financial Officer