Form 10-K/A
period 2013-12-31
Armco Metals Holdings, Inc.
filed 2014-08-11
CIK 1410711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Amendment No. 1)

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 as originally filed on April 4, 2014 (the “Original Filing”) to revise certain disclosure in response to comments from the staff of the Securities and Exchange Commission. These revisions include:

●	we have revised the introductory paragraph to Item 1A. Risk Factors to eliminate certain qualifying language;
●	we have enhanced certain disclosure to further clarify the impact of weakening demand and price for scrap metal and overcapacity in that market has had on our company;
●	we had added additoinal diclosure provding more detail on our new business model;
●	we have enhanced certain disclosure to provide more information on known trends and uncertainities associted with CNBM’s non-performance and risks to us; and
●	we have added additional disclosure regarding the consideration of diversity by our Nominanting and Corporate Governance Committee in identifying director nominees.

This Form 10-K/A also includes new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1, 31.2 and 32.1. Except as described above, no other information in the Original Filing has been updated and this Amendment continues to speak as of the date of the Original Filing. Other events occurring after the filing of the Original Filing or other disclosures necessary to reflect subsequent events have been or will be addressed in other reports filed with or furnished to the SEC subsequent to the date of the Original Filing.

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

In addition, CNBM International Corporation ("CNBM") is one of our major customers in 2013 whose sales accounted for approximately 9.4% of our total revenues for the year of 2013. We signed a long-term contract with CNBM but the customer was not able to perform the contract during December of 2013 and the first quarter of 2014 due to the deteriorate market condition and strict public finance and monetary policy in China. It is not clear if CNBM is able to perform the remaining contract while the contract has not been terminated. CNBM usually resells the steel scrap purchased from Armco to Chinese steel mills. When market price of scrap metals declined sharply due to the deteriorate market condition, CNBM could not perform the contract when two parties could not reach an agreement on the price as both parties would suffer losses at the sharply declining market prices. Meanwhile, CNBM's customers, most of which are Chinese steel mills, were not able to obtain sufficient funding from China financial institutions to make prompt payment to or make new orders with CNBM due to strict public finance and monetary policy in China. Consequently, CNBM was not able to make prepayment to Armco nor perform the contract. There are no assurances CNBM will ever perform under this long-term contract.

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

New business model

In 2013 we developed a new business model, “Platform Model”, in our recycling operation which our business partners and customers involved in the entire recycling process from participating in acquisition and preparation of raw materials to delivering of processed scrap products. Our profits, by nature, mainly generate from the process fees by taking advantage of our facility and equipment as a platform for recycling scrap metals. The new business model differs from our prior business model in several aspects of transaction process and the comparison is shown as below table.

Terms	Prior business model	New business model	New business model advantage over Prior business model
Payment term	Generally Letter of Credit (usually we need to use our own cash to purchase raw materials and make production or use L/C to financing the transactions)	Customer make full payment in advance

Decrease our cash needs for raw material acquisition and production and in turn decrease our working capital needs; decrease accounts receivable as payment received in advance and resulted in improvement on working capital turnover and efficiency

Raw material acquisition	Armco purchase raw materials by itself	Customer provide	Decrease market risk and cash needs for material purchase
Process / Production	by Armco	by Armco
Sales	Armco need to find customers in the market to make the sales by itself	Sales locked to the Customer (under the new business model) or the buyers designated by the Customer	Decrease sales and market risks as the new business model Customers have been locked with the sales so Armco shares the risks with customers under new business model
Nature of Profit	Difference between the cost and sale price	Processing fee charged on customers	Decrease the market price risk and lower the volatility of revenue and profit
Price risk	High, subject to market	Low	Lower vulnerability to market price change
Working capital needs in transaction	Armco need use its own cash in the transaction before receiving payment after sales	Armco use little its own cash in the transaction	No additional or little working capital requirement while increasing revenue and profit
transaction cycle	longer	shorter	Decrease transaction cycle and improve asset turnover and efficiency

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

We operate in a business that is cyclical and where demand can be volatile, which could have a material adverse effect on our results of operations and financial condition. The timing and magnitude of the cycles in the business in which we operate are difficult to predict. Purchase prices for the raw materials we purchase (metal ore and scrap metal), and selling prices for our products (metal ore, scrap and recycled metal) are volatile and beyond our control. While we attempt to respond to changing raw material costs through adjustments to the sales price of our products, our ability to do so is limited by competitive and other market factors. Differences in economic conditions between the foreign markets, where we acquire our metal ore and a significant portion of our scrap metal, and the markets in China, where we sell our products, could have a material adverse effect on our business, financial condition and results of operations. A significant reduction in selling prices for our products may have a material adverse effect on our business, financial condition and results of operations, and adversely impact our ability to recover purchase costs from end customers. A decline in market prices for our products between the date of the sales order and shipment of the product may impact the customer’s ability to obtain letters of credit to cover the full sales amount. A decline in selling prices for our products coupled with customers failing to meet their contractual obligations may also result in a net realizable value adjustment to the average cost of inventory to reflect the lower of cost or fair market value. Additionally, changing prices could potentially impact the volume of raw materials available to us, the volume of ore and processed metal sold by us and inventory levels. The cyclical nature of our businesses tends to reflect and be amplified by changes in general economic conditions, both domestically and internationally. For example, the automobile and construction industries typically experience cutbacks in production, resulting in decreased demand for steel, copper and aluminum. This can lead to significant decreases in demand and pricing for our metal ore and recycled metal. Specifically, in 2013 an approximately $3.0 million of loss, including an inventory write-off $2.3 million and a loss of $0.65 million in scrap metal sales, was resulted from the weakening demand and price for scrap metal and overcapacity in the market described elsewhere in this report.

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

We enter into sales contracts preceded by negotiations that include fixing price, quantities, shipping terms and other contractual elements. Upon finalization of these terms and satisfactory completion of other contractual contingencies by us, our customers typically open a letter of credit to satisfy their obligation under the contract prior to shipment by us. In many instances, and particularly during uncertain economic conditions, we are at risk on consummating the transaction until our customers successfully obtain the letter of credit. As a result, the customer may not be able to fulfill its obligation under the contract in times of illiquid market conditions. Moreover, as described elsewhere in this report, suppliers and customers in China often breach contracts and there may be inadequate recourse for us to enforce such agreements. In 2013, We signed a long-term contract with CNBM but the customer was not able to perform the contract during December of 2013 and the first quarter of 2014 due to the deteriorate market condition and strict public finance and monetary policy in China. It is not clear if CNBM is able to perform the remaining contract while the contract has not been terminated. CNBM usually resells the steel scrap purchased from Armco to Chinese steel mills. When market price of scrap metals declined sharply due to the deteriorate market condition, CNBM could not perform the contract when two parties could not reach an agreement on the price as both parties would suffer losses at the sharply declining market prices. Meanwhile, CNBM's customers, most of which are Chinese steel mills, were not able to obtain sufficient funding from China financial institutions to make prompt payment to or make new orders with CNBM due to strict public finance and monetary policy in China. Consequently, CNBM was not able to make prepayment to Armco nor perform the contract. There are no assurances CNBM will ever perform under this long-term contract.

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

We continue to believe that our recycling business will become a strong driver in our Company’s growth as natural resources continue to be depleted and larger amounts of unprocessed scrap metal become available as a result of increases in consumer demand. We also believe that the profit margin of our recycling business will gradually stabilize as we gain more experience in operating our recycling facility, marketing our products, and establishing our reputation and presence in the recycled scrap metal industry. We have conducted a series of tests and analysis to improve our cost control and eventually implement precise management at our recycling facility. We have also developed strategies to expand our sources for raw materials and establish a local supply chain to increase and stabilize the availability of raw materials near our recycling operation. In addition, as an effort to improve our operation and profitability of the recycling business, we strived to obtain a series of qualifications from Chinese government. We expect to continue to expand our overseas supply channels through potential business cooperation with suppliers in Japan and the United States. We also continue to expand our customer base with our sales increase in recycling business. In addition, in 2013 we have developed a new business model, "platform model". in our recycling operation which our business partners and customers involved in the entire recycling process from participating in acquisition and preparation of raw materials to delivering of processed scrap products. Our profits, by nature, mainly generate from the process fees by taking advantage of our facility and equipment as a platform for recycling scrap metals. The greater details about our new business model is described elsewhere in this report. By this unique sales and operation model, we work with our customers more closely, lower our market risks by sharing them with our customers, increase our sales with less or without additional working capital, and improve the efficiency and utilization of our facility and equipment by reducing the operating cost of idle facility. Recently we have signed long-term contract with Mitsui & Co. (Shanghai) Ltd. under this business model and we are working with several other customers and expect to get more similar contracts in 2014.

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

Total other expense was $1.1 million in 2013 and decreased by $1.6 million, compared to total other expenses of $2.7 million for 2012. This change was primarily a result of a decrease in change in fair value of derivative liability of $1.2 million relating to outstanding warrants and convertible notes, a decrease in impairment other than temporary - marketable securities of $0.39 million relating to our Apollo investment, and an increase in interest income of $0.13 million. The decreases in other expenses were partially offset by an increase in interest expenses of $0.16 million.

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

Among the factors that the committee considers when evaluating proposed nominees are their knowledge and experience in business matters and in the metals and recycling industry, finance, capital markets and mergers and acquisitions. When identifying nominees to serve as director, while we do not have a policy regarding the consideration of diversity in selecting directors, the Nominating and Corporate Governance Committee seeks to create a board that is strong in its collective knowledge and has a diversity of skills and experience with respect to accounting and finance, management and leadership, vision and strategy, business operations, business judgment, industry knowledge and corporate governance. The committee may request references and additional information from the candidate prior to reaching a conclusion. The committee is under no obligation to formally respond to recommendations, although as a matter of practice, every effort is made to do so.

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

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1)     Financial statements.

●	Reports of Independent Registered Public Accounting Firm
●	Consolidated balance sheets at December 31, 2013 and 2012
●	Consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2013 and 2012
●	Consolidated statements of cash flows for the years ended December 31, 2013 and 2012
●	Consolidated statement of stockholders’ equity for the years ended December 31, 2013 and 2012
●	Notes to consolidated financial statements

(b)     Exhibits.

Exhibit Index	Description of Document	Filed Herewith	Previously Filed	Incorporated by Reference To:
2.1	Share Purchase Agreement between Cox Distributing, Inc. and Armco & Metawise (HK), Ltd., dated June 27, 2008.		✔	Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on July 1, 2008.

3.1	Articles of Incorporation of the Registrant as filed with the Secretary of State of Nevada.		✔	Exhibits 3.1 to the Registrant’s Registration Statement on Form SB-2 filed on August 27, 2007.

3.2	Bylaws of the registrant.		✔	Exhibit 3.2 to the Registrant’s Registration Statement on Form SB-2 filed on August 27, 2007.

3.3	Amendments to Bylaws		✔	Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on April 1, 2010.

3.4	Certificate of Amendment to Articles of Incorporation of the Company as filed with the Secretary of State of Nevada on July 3, 2013		✔	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 8, 2013.

4.2	Form of $7.50 Warrant (April 2010 Offering)		✔	Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on April 20, 2010.

4.3	Form of Amendment to Subscription Agreement and Common Stock Purchase Warrant		✔	Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2010.

4.4	Form of Amendment No. 2 to Subscription Agreement and Common Stock Purchase Warrant dated January 11, 2013		✔	Exhibit 10.1 to the Current Report on Form 8-K as filed on January 17, 2013.

4.5	Form of Senior Convertible Note		✔	Exhibit 4.1 to the Current Report on Form 8-K as filed on November 13, 2013.

10.1	China Armco Metals, Inc. 2009 Stock Incentive Plan	✔	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 28, 2009.

10.2	Form of China Armco Metals, Inc. Restricted Stock Agreement	✔	Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 28, 2009.

10.3	Loan Agreement between Armet (Lianyungang) Renewable Resources Co., Ltd. and Bank of China Dated September 4, 2009	✔	Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.

10.4	Renewed Loan Agreement between Armet (Lianyungang) Renewable Resources Co., Ltd. and Bank of China Dated March 15, 2013	✔
10.5	Banking Facilities Agreement between Armco & Metawise (H.K.) Limited and DBS Bank (Hong Kong) Limited dated April 22, 2009	✔	Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.

10.6	Uncommitted Trade Finance Facilities Agreement between Armco & Metawise (H.K.) Limited and RZB Austria Finance (Hong Kong) dated March 25, 2009	✔	Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.

10.7	Line of Credit Review Approval Notice between Henan Armco & Metawise Trading Co., Ltd. and Guangdong Development Bank Zhengzhou Branch dated October 21, 2009	✔	Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.

10.8	Armet (Lianyungang) Renewable Resources Co., Ltd. Scrap Metal Sales Contract between dated February 21, 2010	✔	Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.

10.9	Form of Securities Purchase Agreement of April 2010 Offering	✔	Exhibit 10.20 to the Registrant’s Current Report on Form 8-K filed on April 20, 2010.

10.10	Form of Registration Rights Agreement of April 2010 Offering	✔	Exhibit 10.21 to the Registrant’s Current Report on Form 8-K filed on April 20, 2010.

10.11	Scrap Metal Sales Contract between Armet (Lianyungang) Renewable Resources Co. and Jiangsu Lihuai Iron & Steel Co., Ltd. dated February 21, 2010	✔	Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2010.

10.12	Guaranty Cooperation Agreement	✔	Exhibit 10.23 to the Current Report on Form 8-K as filed on June 17, 2010.

10.13	Addendum dated August 12, 2010 to Guaranty Cooperation Agreement	✔	Exhibit 10.21 to the Quarterly Report on Form 10-Q for the period ended June 30, 2010.

10.14	Banking Facilities Agreement between Armco & Metawise (H.K.) Limited and DBS Bank (Hong Kong) Limited dated August 6, 2010	✔	Exhibit 10.22 to the Quarterly Report on Form 10-Q for the period ended September 30, 2010.

10.15	Renewed Banking Facilities Agreement between Armco & Metawise (H.K.) Limited and DBS Bank (Hong Kong) Limited dated October 22, 2013	✔

10.16	Amendment No. 1 dated July 23, 2010 to the Uncommitted Trade Finance Facilities Agreement between Armco & Metawise (H.K.) Limited and RZB Austria Finance (Hong Kong) dated March 25, 2009	✔	Exhibit 10.24 to the Quarterly Report on Form 10-Q for the period ended September 30, 2010.

10.17	Employment Agreement with Mr. Kexuan Yao dated February 8, 2012	✔	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K for as filed on February 10, 2012.

10.18	Amendment To China Armco Metals, Inc.’s Amended and Restated 2009 Stock Option Plan	✔	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K for as filed on July 18, 2012.

10.19	Form of Subscription Agreement dated as of January 28, 2013	✔	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K for as filed on January 29, 2013.

10.20	Securities Purchase Agreement, dated as of November 4, 2013, by and between Hanover Holdings I, LLC and Armco Metals Holdings, Inc.		✔	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K for as filed on November 13, 2013.

10.21	Registration Rights Agreement, dated as of November 4, 2013, by and between Hanover Holdings I, LLC and Armco Metals Holdings, Inc.		✔	Exhibit 10.2 to the Registrant’s Current Report on Form 8-K for as filed on November 13, 2013.

10.22	Long Term Steel Scrap Supply Agreement, dated as of February 20, 2014, by and between Mitsui & Co. (Shanghai) Ltd. and Armco (Lianyungang) Renewable Metals, Inc.		✔

14.1	Code of Ethics		✔	Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.

21.1	List of subsidiaries of the Registrant		✔	Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012.
23.1	Consent of Li and Company, PC		✔

23.2	Consent of MaloneBailey LLP		✔

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	✔

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	✔

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	✔

99.1	Power of Attorney (included on signature page of Annual Report on Form 10-K for the year ended December 31, 2013 as filed on April 4, 2014)

101.INS	XBRL INSTANCE DOCUMENT**		✔

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA **		✔

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE**		✔

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE**		✔

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE **		✔

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE **		✔

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

Dated: August 11, 2014

By:	/s/ Fengtao Wen
Name: Fengtao Wen
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: August 11, 2014

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

Person	Capacity	Date

Chairman of the Board and Chief Executive Officer
/s/ Kexuan Yao	(Principal Executive Officer)	August 11, 2014
Kexuan Yao
Chief Financial Officer
/s/ Fengtao Wen	(Principal Financial and Accounting Officer)	August 11, 2014
Fengtao Wen

/s/ *	Director and Vice General Manager of Renewable Metals	August 11, 2014
Weigang Zhao

/s/ *	Director	August 11, 2014
William Thomson

/s/ *	Director	August 11, 2014
Kam Ping Chan

/s/ *	Director	August 11, 2014
Weiping Shen

 /s/ * By Kexuan Yao, Power-of-Attorney

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