Form 10-Q
period 2014-06-30
Armco Metals Holdings, Inc.
filed 2014-08-14
CIK 1410711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

☐Yes ☒No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  55,318,745 shares of common stock are issued and outstanding as of August 13, 2014.

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

You should read thoroughly this report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements including those made in Part II, Item 1A. Risk Factors appearing later in this report, Part I. Item 1A. Risk Factors appearing in our Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2013 and our other filings with the Securities and Exchange Commission. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

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

Holdings, Inc.

June 30, 2014 and 2013

ARMCO METALS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$702,802	$596,557
Pledged deposits	505,714	4,652,222
Marketable securities	551,597	519,129
Accounts receivable, net	23,318,809	25,595,516
Inventories	13,248,882	20,456,920
Advance on purchases	1,268,903	733,285
Prepayments and other current assets	774,718	1,181,371

Total Current Assets	40,371,425	53,735,000

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	44,535,389	44,856,611
Accumulated depreciation	(10,695,728)	(9,360,933)

PROPERTY, PLANT AND EQUIPMENT, net	33,839,661	35,495,678

LAND USE RIGHTS
Land use rights	6,633,807	6,681,779
Accumulated amortization	(474,665)	(416,478)

LAND USE RIGHTS, net	6,159,142	6,265,301

Total Assets	$80,370,228	$95,495,979

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Loans payable	$19,641,087	$27,415,638
Banker's acceptance notes payable and letters of credit	1,764,803	8,473,217
Current maturities of capital lease obligation	1,060,710	904,990
Accounts payable	2,698,968	10,062,463
Advances received from Chairman and CEO	792,431	668,332
Due to related party	250,146	403,141
Customer deposits	1,879,761	649,488
Corporate income tax payable	819,686	822,207
Derivative warrant liability	19,559	61,429
Value added tax and other taxes payable	2,500,956	2,202,331
Accrued expenses and other current liabilities	1,224,489	1,228,753

Total Current Liabilities	32,652,596	52,891,989

Total Liabilities	32,652,596	52,891,989

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value, 74,000,000 shares authorized, 54,958,437 and 29,876,327 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	54,958	29,876
Additional paid-in capital	45,601,982	35,790,906
Deferred compensation	-
Statutory surplus reserve and common welfare fund	-	-
Retained earnings	(1,756,919)	2,625,287
Accumulated other comprehensive income (loss):	-
Change in unrealized gain on marketable securities	(662,044)	(694,512)
Foreign currency translation gain	4,479,655	4,852,433

Total Stockholders' Equity	47,717,632	42,603,990

Total Liabilities and Stockholders' Equity	$80,370,228	$95,495,979

 See accompanying notes to the consolidated financial statements.

ARMCO METALS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Six Months	For the Three Months	For the Six Months	For the Three Months
	Ended	Ended	Ended	Ended
	June 30, 2014	June 30, 2014	June 30, 2013	June 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

NET REVENUES	$42,797,893	$32,879,242	$42,027,253	$27,684,176

COST OF GOODS SOLD	40,898,856	29,816,401	39,031,199	25,332,787

GROSS MARGIN	1,899,037	3,062,841	2,996,054	2,351,389

OPERATING EXPENSES:
Selling expenses	202,690	101,835	89,686	60,460
Professional fees	355,782	141,328	316,985	120,488
General and administrative expenses	1,975,580	537,454	1,722,671	675,977
Operating cost of idle manufacturing facility	1,007,214	472,242	815,639	392,418

Total operating expenses	3,541,266	1,252,859	2,944,981	1,249,343

INCOME (LOSS) FROM OPERATIONS	(1,642,229)	1,809,982	51,073	1,102,046

OTHER EXPENSE:
Interest income	(98,800)	(532)	(46,861)	(44,136)
Interest expense	2,641,772	1,968,830	1,111,683	382,311
Change in fair value of derivative liability	108,975	586,884	(920,338)	(304,392)
Loan guarantee expense	13,002	-	22,833	10,333
Other (income) expense	75,028	16,725	(36,218)	39,678

Total other expense	2,739,977	2,571,907	131,099	83,794

INCOME (LOSS) BEFORE INCOME TAXES PROVISION	(4,382,206)	(761,925)	(80,026)	1,018,252

INCOME TAX PROVISION	-	-	61,688	70,198

NET INCOME (LOSS)	(4,382,206)	(761,925)	(141,714)	948,054

OTHER COMPREHENSIVE INCOME (LOSS):
Change in unrealized income (loss) of marketable securities	32,468	10,530	(411,606)	(417,105)
Foreign currency translation gain (loss)	(372,778)	35,780	906,893	1,146,411

COMPREHENSIVE LOSS	$(4,722,516)	$(715,615)	$353,573	$1,677,360

NET INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED:

Net income (loss) per common share - basic and diluted	$(0.11)	$(0.01)	$(0.01)	$0.04

Weighted Average Common Shares Outstanding - basic and diluted	40,320,346	50,808,455	23,974,603	23,974,603

See accompanying notes to the consolidated financial statements.

ARMCO METALS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Six Months Ended June 30, 2014

(Unaudited)

	Common Stock, $0.001 Par Value				Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Change in Unrealized Loss on Marketable Securities	Foreign Currency Translation Gain	Total Stockholders' Equity

Balance, December 31, 2013	29,876,327	$29,876	$35,790,906	$2,625,287	$(694,512)	$4,852,433	$42,603,990

Loan guarantee services received and quarterly shares vested from common shares issued to Chaoyang Steel on June 11, 2010 for 5 year loan guarantee services expiring June 30, 2016	33,338	34	12,968				13,002

Stock-based compensation	2,361,208	2,361	968,668				971,029

Issuance of common shares for consulting services to CDII for service of one year starting from November 1, 2013	500,000	500	164,500				165,000

Issuance of common shares for consulting services to All Bright for service of 14 months starting from April 1, 2014	125,000	125	33,625				33,750

Issuance of common shares to initial investors	60,000	60	(60)

Issuance of common stock in conversion of convertible notes	22,002,564	22,002	6,529,710				6,551,712

Reclassification of derivative liabilities due to conversion of convertible notes			2,101,665				2,101,665

Net Loss				(4,382,206)			(4,382,206)

Change in unrealized loss on marketable securities					32,468		32,468

Foreign currency translation gain (loss)						(372,778)	(372,778)

Balance, June 30, 2014	54,958,437	$54,958	$45,601,982	$(1,756,919)	$(662,044)	$4,479,655	$47,717,632

See accompanying notes to the consolidated financial statements.

ARMCO METALS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months	For the Six Months
	Ended	Ended
	June 30, 2014	June 30, 2013
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,382,206)	$(141,714)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation expense	1,405,506	1,432,247
Amortization expense	61,322	90,552
Change in fair value of derivative liability	108,975	(920,338)
Gain on disposal of property	(339)	-
Amortization of debt discount	1,985,325	-
Stock based compensation	1,182,781	501,815
Reversal of inventory reserve	(541,834)	-
Changes in operating assets and liabilities:
Bank acceptance notes receivable	-	(1,132,558)
Accounts receivable	2,116,260	6,640,189
Inventories	7,619,601	(7,689,157)
Advance on purchases	(538,812)	(40,034)
Prepayments and other current assets	396,061	(761,181)
Accounts payable	(7,266,050)	3,883,794
Customer deposits	1,237,852	(1,323,944)
Taxes payable	315,184	(1,291,579)
Advance for stock subscription	-	(80,000)
Accrued expenses and other current liabilities	29,042	(1,246,756)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	3,728,668	(2,078,664)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from release of pledged deposits	5,932,261	5,517,104
Payment made towards pledged deposits	(1,809,397)	(11,041,193)
(Purchase) Disposal of property, plant and equipment	1,628	(165,656)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	4,124,492	(5,689,745)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	11,535,286	20,909,692
Repayment of loans payable	(12,970,719)	(24,503,446)
Banker's acceptance notes payable	(6,663,274)	7,376,187
Proceeds from capital lease obligation	162,600	-
Repayment of capital lease obligation	-	(315,572)
Advances from (repayment to) Chairman and CEO	144	2,153,815
Advances from (repayment to) related party	(32,534)	-
Proceeds from Related Party Loan	-	1,019,302
Proceeds from sales of common stock	-	1,621,356

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(7,968,497)	8,261,334

EFFECT OF EXCHANGE RATE CHANGES ON CASH	221,582	(703,283)

NET CHANGE IN CASH	106,245	(210,358)

Cash at beginning of the period	596,557	1,367,171

Cash at end of the period	$702,802	$1,156,813

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$236,240	$1,211,724
Income tax paid	$-	$7,157

NON CASH FINANCING AND INVESTING ACTIVITIES:
Debt discount due to convertible features	$1,950,820	-
Reclassification from short-term debt to convertible debt	$5,554,468	-
Reclassification of derivative liability to equity	$2,101,665	-
Change in fair value of marketable security	$32,468	-
Common shares issued for conversion of convertible notes and accrued interest	$6,551,712	-

See accompanying notes to the consolidated financial statements.

Armco Metals Holdings, Inc.

June 30, 2014 and 2013

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

Acquisition of Draco Resources Inc (“Draco”) Recognized as a Reverse Acquisition

On April 15, 2014, the Company entered into a Share Exchange Agreement with Draco Resources Inc ("Draco") and Metawise Group Inc ("Metawise") Nominees ("Metawise Nominees") pursuant to which the Company agreed to acquire 100% of the outstanding capital stock of Draco in exchange for i) 12,750,000 shares (post 1:10 reverse stock split as part of the contemplated acquisition("post-split")) of its common stock, and ii) a five year common stock purchase warrant to purchase 3,000,000 (post-split) shares of its common stock at an exercise price of $3.40 (post-split) per share.

On May 7, 2014 the Company entered into an amendment to the Share Exchange Agreement with Draco and the Metawise Nominees to add Metawise, the current sole shareholder of Draco, as a party.

At the closing of the Draco Acquisition, the Company will also issue an aggregate of 1,200,000 Shares (post-split) to China Direct Investments, Inc. and Shanghai Heqi Investment Center (Limited Partner) ("Compensation Shares") as finder’s fees due by Draco to those entities.

Following the completion of the Draco Acquisition, as giving effect to the distribution of the Acquisition Consideration by Metawise to the Metawise Nominees, the Metawise Nominees will own, by virtue of the issuance of the Acquisition Shares, approximately 66% of the Company’s then outstanding common stock, giving effect to the issuance of the Compensation Shares, but excluding any additional shares of its common stock issuable upon the exercise of the Acquisition Warrant or any other outstanding options or warrants. As a result of the Draco Acquisition, the Company’s stockholders’ existing share ownership and voting power will be diluted by the issuance of 13,950,000 newly issued shares of its common stock, which represent approximately 255% of its outstanding common stock as of July 11, 2014 (giving pro-forma effect to the reverse stock split described below), and approximately 72% of its outstanding common stock that would be outstanding at the closing of the Draco Acquisition, giving no effect to the shares underlying the Acquisition Warrant.

Immediately prior to the closing of the Draco Acquisition, the Company will effect a 1:10 reverse stock split of its common stock. All share numbers in the Acquisition Consideration and the Compensation Consideration are post-split numbers. At the reporting date, the Draco Acquisition is not closed and the closing date is not clear.

As of the reporting date, the Company is evaluating a change in the structure of its acquisition of Draco Resources, Inc. in order to satisfy initial listing standards with NYSE MKT. The Company continues to pursue a substantial interest in Draco. and expects that a restructured agreement will be formalized following management discussions.

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

The Company's consolidated subsidiaries and/or entities as of June 30, 2014 are as follows:

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

Use of Estimates and Assumptions and Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period). Management makes its best estimate of the outcome for these items based on historical trends and other information available when the financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management. Actual results could differ from those estimates.

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

The Company’s loans payable, banker’s acceptance notes payable, and capital lease obligation approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2014 and December 31, 2013.

The Company’s Level 3 financial liabilities consist of the derivative warrant issued in April 2010 and convertible note with embedded conversion feature issued in September, November, and December 2013, and January through March 2014, for which there are no current market for these securities such that the determination of fair value requires significant judgment or estimation.  The Company valued the automatic conditional conversion, re-pricing/down-round, change of control; default and follow-on offering provisions using a lattice model, with the assistance of a valuation specialist, for which management understands the methodologies. These models incorporate transaction details such as Company stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of the date of issuance and each balance sheet date.

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

Level 3 Financial Liabilities – Derivative Liabilities

The Company uses Level 3 of the fair value hierarchy to measure the fair value of the derivative liabilities and revalues its derivative warrant liability and derivative convertible debt liabilities at every reporting period and recognizes gains or losses in the consolidated statements of operations and comprehensive income (loss) that are attributable to the change in the fair value of the derivative liabilities.

The following table sets forth by level within the fair value hierarchy the Company's financial assets and liabilities that were accounted for at fair value as of June 30, 2014, and December 31, 2013:

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
June 30, 2014
Derivative liability	-	-	$19,559	$19,559
Available-for-sale securities	$551,597	-	-	$551,597
December 31, 2013
Derivative liability	-	-	$61,429	$61,429
Available-for-sale securities	$519,129	-	-	$519,129

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

	June 30, 2014	December 31, 2013	June 30, 2013

Balance sheets	6.1564	6.1122	6.1807

Statements of operations and comprehensive income (loss)	6.1419	6.1943	6.2437

Net Income (Loss) per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through stock options, warrants and convertible debt instruments.

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

The following table shows the potentially outstanding dilutive common shares excluded from the diluted net income (loss) per common share calculation as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For the Six Months Ended June 30, 2014	For the Six Months Ended June 30, 2013

Conversion Feature Shares

Common shares issuable under the conversion feature of convertible notes payable	416,979	-

Sub-total: Conversion feature shares	416,979	-

Unvested common shares issued to employees
Unvested common shares issued to directors, vest in July, October, December 2014, and January 2015	378,125	-
Sub-total: Unvested common shares issued to employees	378,125	-

Stock Option Shares

Options issued on October 5, 2010 to employees to purchase common shares with an exercise price of $5.00 per share expiring five (5) years from the date of issuance	40,000	40,000

Sub-total: Stock option shares	40,000	40,000

Warrant Shares

12,180,210 Warrants issued on August 1, 2008 to investors to purchase common shares with an exercise price of $0.50 per shares expiring five(5) from the date of issuance	-	12,180,210

1,538,464 and 76,923 Warrants issued on April 20, 2010 to investors to purchase common shares with an exercise price of $7.50 per shares expiring five(5) from the date of issuance	1,615,387	1,615,387

Sub-total: Warrant shares	1,615,387	13,795,597

Total potentially outstanding dilutive common shares	2,450,491	13,835,597

Recently Issued Accounting Pronouncements

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this Update change the requirements for reporting discontinued operations in Subtopic 205-20. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.” The ASU states that a strategic shift could include a disposal of (i) a major geographical area of operations, (ii) a major line of business, (iii) a major equity method investment, or (iv) other major parts of an entity. Although “major” is not defined, the standard provides examples of when a disposal qualifies as a discontinued operation. The ASU also requires additional disclosures about discontinued operations that will provide more information about the assets, liabilities, income and expenses of discontinued operations. In addition, the ASU requires disclosure of the pre-tax profit or loss attributable to a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements. The ASU is effective for public business entities for annual periods beginning on or after December 15, 2014, and interim periods within those years. The adoption of ASU 2014 -08 is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, "Revenue from contracts with Customers (Topic 606)". This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets. This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchanged for those goods or services. The standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

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

Pledged deposits consisted of the following:

	June 30, 2014	December 31, 2013

Armco HK

Letters of credit (i)	$7,962	$5,993

Sub-total – Armco HK	7,962	5,993

Renewable Metals

Bank acceptance notes payable	-	1,636,072

Letters of credit (ii)	10,142	2,517,621

Deposit for capital lease obligation (iii)	487,298	490,823

Sub-total – Renewable Metals	497,440	4,644,516

Henan Armco

Letters of credit (iv)	312	2,113

Sub-total – Henan Armco	312	2,113

	$505,714	$4,652,222

(i)	$7,962 is to be released to the Company for payment towards fulfilled letters of credit when those letters of credit mature on August 15, 2014.
(ii)	$10,142 is to be released to the Company for payment towards fulfilled letters of credit when those letters of credit mature on August 15, 2014.
(iii)	$487,298 is to be released to the Company as part of the payment towards capital lease installment payment when the capital lease agreement matures on December 15, 2014.
(iv)	$312 is to be released to the Company on August 15, 2014

Note 4 – Marketable Equity Securities, Available for Sale

As of June 30, 2014, the Company’s available for sale marketable securities were marked to market to its fair value of $551,597 and reported a $662,044 change in unrealized loss on marketable securities as other comprehensive income (loss) in its Stockholders’ Equity.

The table below provides a summary of the changes in the fair value of marketable securities, available for sale measured at fair value on a recurring basis using Level 1 of the fair value hierarchy to measure the fair value.

		Fair Value Measurement Using Level 1 Inputs
	Original cost	Impairment – Other Than Temporary	Accumulated Foreign Currency Transaction Gain (Loss)	Other Comprehensive Income (Loss) - Change in Unrealized Loss	Fair Value
Balance, December 31, 2013	$3,396,658	$(2,366,941)	$183,924	$(694,512)	$519,129

Purchases, issuances and settlements

Total gains or losses (realized/unrealized) included in:

Other comprehensive income (loss): Changes in unrealized loss			-	32,468	32,468

Balance, June 30, 2014	$3,396,658	$(2,366,941)	$183,924	$(662,044)	$551,597

Note 5 – Accounts Receivable

Accounts receivable consisted of the following:

	June 30, 2014	December 31, 2013

Accounts receivable	$23,361,959	$25,638,666

Allowance for doubtful accounts	(43,150)	(43,150)

	$23,318,809	$25,595,516

Note 6 – Inventories

Inventories consisted of the following:

	June 30, 2014	December 31, 2013

Raw materials – scrap metal	$5,206,529	$4,390,811

Finished goods – processed scrap metal	9,745,128	12,421,088

Purchased merchandise for resale	74,306	5,936,936

Write - down of inventories	(1,777,081)	(2,291,915)

	$13,248,882	$20,456,920

Renewable Metals raw materials and finished goods are collateralized for loans from the Bank of Communications Limited Lianyungang Branch. Raw materials consisted of scrap metals to be processed and finished goods were comprised of all of the processed scrap metal at Renewable Metals. Due to the short duration time for the processing of its scrap metal, there was no material work-in-process inventory at June 30, 2014 or December 31, 2013.

Slow-Moving or Obsolescence Markdowns

The Company recorded no inventory obsolescence adjustments for the six months ended June 30, 2014 and 2013.

Lower of Cost or Market Adjustments

There were $-541,834 and $486,837 of lower of cost or market adjustments for the six months ended June 30, 2014 and 2013.

Note 7 – Loans and Convertible Note Payable

Loans payable consisted of the following:

	June 30, 2014	December 31, 2013

Armco HK

Loan payable to RZB Austria Finance (Hong Kong) Limited, collateralized by certain of the Company’s inventory, guaranteed by the Company’s Chairman and Chief Executive Officer, with interest at the bank’s cost of funds plus 200 basis points per annum, with principal and interest due April 1, 2014 and repaid in full	$-	$504,248

Loan payables to DBS, collateralized by certain of the Company’s inventory, guaranteed by the Company’s Chairman and Chief Executive Officer, with interest at an average of 2.86% per annum, balance is due September 23, 2014	935,019	2,602,115

Sub-total - Armco HK	935,019	3,106,363

Renewable Metals

Loan payable to Bank of Communications, Lianyungang Branch, under trade credit facilities, collateralized by Renewable Metals inventories and guaranteed by the Company’s Chairman and Chief Executive Officer, with interest at 120% of the bank’s benchmark rate per annum (average 7.2%), balance due June 2, 2014 and paid in full	-	1,963,286

Loan payable to Bank of China, Lianyungang Branch, under trade credit facilities, guaranteed by the Company’s Chairman and Chief Executive Officer, with interest at 6.6% per annum payable monthly, balance due September 25, 2014	8,121,629	8,180,361

Loan payable to Pudong Development Bank, Lianyungang Branch, under trade credit facilities, guaranteed by the Company’s Chairman and Chief Executive Officer, with interest at 7.92% per annum payable monthly, balance due from March 27, 2015 through April 7, 2015	2,436,489	-

Short-term borrowing, with interest rate at 8% per annum	64,973	229,050

Short-term borrowing with no interest and due upon demand	1,294,588	-

Loan payable, with interest at 6% per annum and due January 21, 2015	3,478,226	3,503,379

Sub-total – Renewable Metals	15,395,905	13,876,076

Henan Armco

Loan Payable to ICBC, with interest at 2.47% per annum, and repaid in full on March 28, 2014	-	2,755,926

Loan Payable to Guanhutun Credit Union, collateralized by Henan’s building and leasehold improvement, with interest at 9.6% per annum, balance due March 16, 2015	162,432	163,607

Loans payable, with interest at 8% per annum, and due in 2014. The creditors agreed to exchange $5,319,351 into convertible notes in January and February, 2014	-	5,999,957

Short-term borrowing, no interest bearing due upon demand	2,117,409	-

Sub-total – Henan Armco	2,339,841	8,919,490

Armco Metals Holdings

Short term borrowing, with 0% interest, due on demand	110,000

Loans payable, with interest at 8% per annum, due from October 21, 2014 through November 8, 2014	790,000	1,050,000

Convertible notes payable, net of discount of $18,286, with interest at 4% per annum, due on March 3, 2015.	70,322	463,709

Sub-total – Armco Metals Holdings	970,322	1,513,709

	$19,641,087	$27,415,638

Collateralization of Property, Plant and Equipment

Both Renewable Metals and Lianyungang Armco’s property, plant and equipment representing substantially all of the Company’s property, plant and equipment are collateralized for loans from the Bank of China Lianyungang Branch .

Collateralization of Land Use Rights

Both Renewable Metals and Lianyungang Armco’s land use rights representing all of the Company’s land use rights are collateralized for loans from the Bank of China Lianyungang Branch .

Convertible notes payable

During 2013, the Company’s subsidiary borrowed an aggregate of approximately $6.2 million from 15 non-U.S. lenders who are not its affiliates under the terms of loan contracts. In January and February 2014, the Company and its subsidiary entered into note exchange agreements with each of these lenders pursuant to which the Company exchanged the loan contracts for 8% convertible notes in the aggregate amount of RMB 33,512,936 (approximately $5.5 million net of discount of $1.3 million), which represented the remaining principal balance due under the loan contracts. The convertible notes bear interest at the rate of 8% per annum, mature nine months from the date of issuance, and are convertible at any time at the option of the holder into shares of the Company’s common stock at a conversion price of $0.317 per share. All the notes were converted on April 7, 2014. See note 11.

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

Note 8 – Banker’s Acceptance Notes Payable and Letters of Credit

Banker’s acceptance notes payable consisted of the following:

	June 30, 2014	December 31, 2013

Renewable Metals

Banker’s acceptance notes payable maturing on March 27, 2014	$-	$3,272,144

Letters of credit maturing October 6, 2014	1,764,803	5,201,073

	$1,764,803	$8,473,217

Note 9 – Related Party Transactions

The related parties consist of the following:

Kexuan Yao (“Mr. Yao”	The Company’s Chairman, Chief Executive Officer and principal stockholder
Keli Yao	Kexuan Yao’s brother
Yi Chu	Kexuan Yao’s wife

Advances from Chairman and CEO

From time to time, the Chairman, CEO and significant stockholder of the Company advances funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand. As of June 30, 2014 and December 31, 2013, the advance balance was $792,431 and $668,332, respectively.

Promissory Note from Chairman and CEO

On March 29, 2013, the Company executed a promissory note in the amount of RMB 6,300,000 (approximately $1,000,000) payable to the Chairman, CEO and significant stockholder of the Company.  The note, which is due one year from the date of issuance, accrues interest at 8% per annum.  The proceeds are used for working capital purposes. The note was subsequently converted into shares of common stock of the Company in October 28, 2013. See more details in Note 13.

Operating Lease from Chairman and CEO

On January 1, 2006, Henan entered into a non-cancellable operating lease for its 176.37 square meters commercial office space in the City of Zhengzhou, Henan Province, PRC from Mr. Yao for RMB 10, 000 per month. The lease expired on December 31, 2008 and has been extended through December 31, 2014. Rental expense incurred for the six months ended 30 June, 2014 and 2013 was RMB 60,000 (approximately $9,746) and RMB 60,000 (approximately $9,610), respectively.

Due to Other Related Parties

Due to other related parties consists of the following:

	June 30, 2014	December 31, 2013

Keli Yao	-	116,828
Yi Chu	250,146	286,313

Total	250,146	403,141

The balance of $250,146 due to related party represents the loan owed to the related parties, which is interest free, unsecured and repayable on demand.

Note 10 – Capital Lease Obligation

Capital lease obligation consisted of the following:

	June 30, 2014	December 31, 2013

Renewable Metals

(i) Capital lease obligation to a financing company for a term of three (3) years, collateralized by certain of Renewable Metals machinery and equipment, with interest at 14% per annum, with principal and interest due and payable in monthly installments of RMB 497,897 on the 23rd of each month.	$419,453	$336,065

Less current maturities	(419,453)	(336,065)

Capital lease obligation, net of current maturities	-	-

(ii) Capital lease obligation to a financing company for a term of three (3) years, collateralized by certain of Renewable Metals machinery and equipment, with interest at 11.0% per annum, with principal and interest due and payable in quarterly installments of RMB3,609,102 on the 15th of each quarter.	641,257	568,925

Less current maturities	(641,257)	(568,925)

Capital lease obligation, net of current maturities	-	-

Total capital lease obligation	1,060,710	904,990

Less current maturities	(1,060,710)	(904,990)

TOTAL CAPITAL LEASE OBLIGATION, net of current maturities	$-	$-

Note 11 – Derivative Instruments and the Fair Value of Financial Instruments

(i)     Warrants Issued in April 2010 (“2010 Warrants)

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

Derivative Analysis

Since the Asher and Hanover notes bear derivative feature, as discussed below, the warrants were tainted under ASC 815-15 “Derivatives and Hedging”. On June 30, 2014, the derivative liability associated with the warrants was valued at $53.

2010 Warrants Outstanding

As of June 30, 2014, 2010 warrants to purchase 1,615,387 shares of its common stock remain outstanding.

The table below summarizes the Company’s 2010 non-derivative warrant activities through June 30, 2014:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value

Balance, December 31, 2013	1,615,387	$7.50	$7.5	$-	$-

Earned and exercisable, December 31, 2013	1,615,387	$7.50	$7.5	$-	$-

Unvested, December 31, 2013	-	$-	$-	$-	$-

Granted	-	-	-	-	-

Canceled for cashless exercise	(-)	-	-	-	-

Exercised (Cashless)	(-)	-	-	-	-

Exercised	(-)	-	-	-	-

Expired	-	-	-	-	-

Balance, June 30, 2014	1,615,387	$7.50	$7.50	$-	$-

Earned and exercisable, June 30, 2014	1,615,387	$7.50	$7.50	$-	$-

Unvested, June 30, 2014	-	$-	$-	$-	$-

The following table summarizes information concerning outstanding and exercisable 2010 warrants as of June 30, 2014:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$7.50	1,615,387	0.81	$7.50	1,615,387	0.81	$7.50

$7.50	1,615,387	0.81	$7.5	1,615,387	0.81	$7.5

(ii) Convertible Notes

On November 8, 2013, the Company signed a purchase agreement with Hanover Holdings I, LLC, a New York limited liability company, or Hanover, with an initial principal amount of $450,000, or the Initial Convertible Note (“ Hanover Notes”), for a purchase price of $300,000. The outstanding principal of initial note is subject to filing date reduction and effective date reduction. Filing date reduction will reduce the outstanding principal of initial note by $50,000 if the Company files the S-1registration statement per the purchase agreement within 45 days of the note date. The Company failed to meet this filing date reduction term, and accordingly, the initial principal amount was not reduced by the $50,000. Effective date reduction will reduce the outstanding principal of the initial note by another $100,000 if the S-1 registration statement takes effective within 120 days of the note date. On December 26, 2013, the Company filed a S-1 registration statement pursuant to the purchase agreement which was effective on February 14, 2014. Thus, we successfully met the effective date reduction term. As a result, the principal amount of the note was reduced to $350,000 of which $50,000 was recorded as accrued liabilities as of December 31, 2013. Additionally, the Company has the right to require Hanover to purchase, on the 10th trading day after the effective date of the Registration Statement, or the Additional Closing Date, an additional senior convertible note with an initial principal amount of $500,000, or the Additional Convertible Note, for a purchase price of $500,000.  The Initial Convertible Note matures on November 8, 2014 (subject to extension as provided in the Initial Convertible Note) and accrues interest at the rate of 4.0% per annum. On March 3, 2014, the Additional Convertible Note was issued and it will mature on the date that is the one-year anniversary of the date of issuance of the Additional Convertible Note (subject to extension as provided in the Initial Convertible Note) and will accrue interest at the rate of 4.0% per annum. The Initial Convertible Note is convertible at any time, in whole or in part, at Hanover’s option, into shares of common stock, at a conversion price equal to the Variable Conversion Price. “Variable Conversion Price” means, as of any date of determination, the product of (A) the lowest volume weighted average price of the common stock of any of the five consecutive trading days ending and including the trading day immediately preceding such date of determination (subject to adjustment) , or the Variable Conversion Base Price; and (B) the applicable Variable Percentage. “Variable Percentage” means (i) if the applicable Variable Conversion Base Price is less than or equal to $0.45 (subject to adjustment), 85% or (ii) if the applicable Variable Conversion Base Price is greater than $0.45 (subject to adjustment), 80%. The Additional Convertible Note will be convertible at any time, in whole or in part, at Hanover’s option into shares of common stock at a conversion price that will be equal to the Variable Conversion Price.

On September 23, 2013 and December 10, 2013, the Company issued Notes (“Asher Notes”) to Asher Enterprises, Inc. (the “Holder”) which are convertible in 180 days (at which time they will require derivative treatment), in the amounts of $153,500 (1st tranche included no deferred financing cost or legal fees) and $63,000 (2nd tranche included no deferred financing cost or legal fees) (the “Convertible Note” or the “Note”). The 9/23/13 and 12/10/13 Asher Convertible Notes are convertible at 58% of the average 3 lowest closing bid prices for the last 10 trading days and contains a full ratchet reset. The holders have the right after 180 days following the Date of Issuance (on 3/22/14 the 9/23/13 note became convertible, and on 6/8/14 the 12/10/13 note became convertible), and until any time until the Convertible Note is fully paid, to convert any outstanding and unpaid principal portion of the Convertible Note, and accrued interest, into fully paid and non-assessable shares of Common Stock. The Holder was not issued warrants with the Convertible Note. The Convertible Note: (a) bears interest at 8% per annum; (b) the principal and accrued interest is due and payable on 6/25/13 and 9/12/14; (c) is convertible optionally by the Holder at any time after 180 days; (d) bears 22% interest on default with a 150% payment penalty under specific default provisions; (e) redeemable at 115% through 140% for days 0-180; (f) and is subject to dilutive adjustments for share issuances (full ratchet reset feature). The Company analyzed the conversion option of all the convertible notes for derivative accounting consideration under ASC 815-15 "Derivatives and Hedging" and determined that the embedded conversion feature should be classified as a liability due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The embedded conversion feature was measured at fair value at the date of inception and at the end of each reporting period or termination of the instrument with the change in fair value recorded to earnings.

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

On March 28, 2014, $80,000 of principal under the Asher Note issued on September 23, 2013 was converted to 355,082 shares of the Company’s common stock.

On April 7, 2014, $73,500 of principal under Asher Note issued on September 23, 2013 and accrual interest of $6,140 was converted to 363,653 shares of the Company’s common stock and the remaining principal balance under the note is $0.

On April 7, 2014, the Company received conversion notices from its 15 foreign convertible notes holders to convert $5,554,468 of the note into 17,521,980 shares of the Company's common stock, at a conversion price of $ 0.317 per share.

On April 16, 2014, the Company received a conversion notice from its convertible notes holder, Hanover, to convert $100,000 of the note and accrual interest of $1,525 into 374,425 shares of the Company's common stock, at a conversion price of $ 0.27115 per share.

On May 7, 2014, the Company received a conversion notice from its convertible notes holder, Hanover, to convert $25,000 of the note and accrual interest of $278 into 105,756 shares of the Company's common stock, at a conversion price of $ 0.23902 per share.

On May 14, 2014, the Company received a conversion notice from its convertible notes holder, Hanover, to convert $25,000 of the note and accrual interest of $78 into 109,923 shares of the Company's common stock, at a conversion price of $ 0.22814 per share.

On May 22, 2014, the Company received a conversion notice from its convertible notes holder, Hanover, to convert $25,000 of the note and accrual interest of $58 into 134,308 shares of the Company's common stock, at a conversion price of $0.186575 per share.

On May 30, 2014, the Company received a conversion notice from its convertible notes holder, Hanover, to convert $25,000 of the note and accrual interest of $44 into 135,717 shares of the Company's common stock, at a conversion price of $ 0.184535 per share.

On June 4, 2014, the Company received a conversion notice from its convertible notes holder, Hanover, to convert $25,000 of the note and accrual interest of $11 into 150,897 shares of the Company's common stock, at a conversion price of $ 0.16575 per share

On June 12, 2014, the Company received a conversion notice from its convertible notes holder, Hanover, to convert $100,000 plus interest of $3,756 of the note into 596,315 shares of the Company's common stock, at a conversion price of $ $ 0.173995 per share.

On June 16, 2014, $63,000 of principal under the Asher Note issued on December 10, 2013 and accrual interest of $2,520 were converted into 577,267 shares of the Company’s common stock, at a conversion price of $0.1135 per share.

On June 18, 2014, the Company received a conversion notice from its convertible notes holder, Hanover, to convert $50,000 plus interest of $150 of the note into 244,409 shares of the Company's common stock, at a conversion price of $ $ 0.20519 per share.

On June 25, 2014, the Company received a conversion notice from its convertible notes holder, Hanover, to convert $50,000 plus interest of $136 of the note into 239,577 shares of the Company's common stock, at a conversion price of $ $ 0.20927 per share.

On June 27, 2014, the Company received a conversion notice from its convertible notes holder, Hanover, to convert $36,392 plus interest of $28 of the note into 174,034 shares of the Company's common stock, at a conversion price of $ $ 0.20927 per share.

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

Valuation Assumptions – Initial valuation, Conversion and Change in Fair Value of Derivative Liability Related to Convertible Notes

The following assumptions were used for the valuation of the derivative liability related to issuance date, conversions, and the quarterly period ending June 30, 2014:

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

1 Year

2/27/14 101%

3/3/14 101%

3/5/14 101%

3/14/14 102%

3/24/14 102%

3/26/14 102%

3/31/14 102%

4/7/14 82%

4/8/14 82%

4/16/14 83%

5/7/14 83%

5/14/14 83%

5/22/14 85%

5/30/14 84%

6/4/14 84%

6/12/14 84%

6/18/14 98%

6/25/14 102%

6/27/14 102%

6/30/14 102%

●	The Holder would redeem through maturity based on availability of alternative financing, 10% of the time increasing 1.0% monthly to a maximum of 20%; and;
●	The Holder would automatically convert the note at maturity if the registration was effective and the company was not in default.

As of June 30, 2014, the estimated fair value of derivative liabilities on convertible notes was $19,559.

The following table summarizes the change of fair value of the derivative debt liabilities:

Balance at December 31, 2012	$-
To record derivative liability as debt discount	60,795
Change in fair value of derivative liability	634
Balance at December 31, 2013	$61,429
To record derivative liability as debt discount	1,950,820
Change in fair value of derivative liability	108,975
Settlement of derivative liability due to conversion of related notes	$(2,101,665)
Balance at June 30, 2014	19,559

Note 12 – Commitments and Contingencies

Litigation

The Company and its directors are a party to a lawsuit filed on March 29, 2013 by Albert Perron, derivatively on behalf of the Company, in the District Court for Clark County, Nevada (Case No. A- I 3-679151-C), which seeks a declaratory judgment, rescission, unspecified damages, equitable and injunctive relief, and attorney's fees. The Plaintiffs complaint alleges that the directors breached their fiduciary duties to the Company by exceeding their authority under the Company's Amended and Restated 2009 Stock Incentive Plan (the "Plan"), as further amended, by issuing shares to Mr. Kexuan Yao ("Mr. Yao") that exceeded the amount allowed under the Plan. The director defendants William Thomson ("Mr. Thomson") and Mr. Yao have tiled an answer to this lawsuit in which they have denied the claims being made. The Court's previous entry of default against Jinping (K.P.) Chan, Tao Pang and Weiping Shen (collectively, the "Remaining Defendants") has been lifted and their responses to Plaintiff's complaint are due August 20, 2014. Pretrial discovery has been completed, including taking the depositions of Mr. Thomson (Director and Audit Committee Chair) and Christina Xiong (Corporate and Board Secretary). The Company's position is that the shares at issue in this matter were granted to Mr. Yao in accordance with the Plan. The director defendants Mr. Thomson and Mr. Yao moved for summary judgment ("Motion for Summary Judgment") on the Plaintiff's meritless claims on July 18, 2014. The Remaining Defendants intend to join the Motion for Summary Judgment. A briefing schedule was entered by the Court on August 6, 2014, ordering Plaintiff to file a response to the Motion for Summary Judgment on or before August 22, 2014. A hearing on the Motion for Summary Judgment is currently scheduled for September 18, 2014.

Uncommitted Trade Credit Facilities

The Company entered into uncommitted trade credit facilities with certain financial institutions. Substantially all of the uncommitted trade credit facilities were guaranteed by Mr. Yao.

The uncommitted trade credit facilities at June 30, 2014 were as follows:

Date of Expiration		Total Facilities		Facilities Used	Facilities Available

Armco HK

DBS (Hong Kong) Limited (i)	October 21, 2014	20,000,000		1,053,500	18,946,500

RZB (Beijing) Branch (ii)	March 24, 2015	15,000,000		-	15,000,000

Sub-total - Armco HK		35,000,000		1,053,500	33,946,500

Henan Armco

Bank of China (iii)	May 23, 2015	4,872,978		-	4,872,978

ICBC (iv)	September 09, 2014	3,248,652		-	3,248,652

Guangdong Development Bank Zhengzhou Branch (v)	May 6, 2015	15,593,529		-	15,593,529

Sub-total – Henan Armco		23,715,159		-	23,715,159

Renewable Metals

Bank of China Lianyungang Branch (vi)	December 27, 2015	8,121,630		8,121,630	-

Shanghai Pudong Development Bank (vii)	August 25, 2014	2,436,489		2,436,489	-

Bank of Communications Lianyungang Branch (viii)	October 6, 2014	11,695,147		-	11,695,147

Sub-total – Renewable Metals		22,253,266		10,558,119	11,695,148

		$80,968,425		$11,611,619	$69,356,807
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

(ii)

On March 25, 2014, Armco HK entered into Amendment No. 5 to the March 25, 2009 uncommitted Trade Finance Facility with RZB Austria Finance (Hong Kong) Limited. The amendment provides for the issuance of $15,000,000 of commercial letters of credit in connection with the purchase of metal ore, an increase of $5,000,000 over the amounts provided for in the March 25, 2010 facility. The Company pays interest at 200 basis points per annum plus the lender’s cost of funds per annum on issued letters of credit in addition to fees upon issuance of the letter of credit of 6.25% for issuance commissions, negotiation commissions, commission-in-lieu and collection commissions.  Amounts advanced under this facility are repaid from the proceeds of the sale of metal ore.  The lender may, however, terminate the facility at any time or at its sole discretion upon the occurrence of any event which causes a material market disruption in respect of unusual movement in the level of funding costs to the lender or the unusual loss of liquidity in the funding market. The lender has the sole discretion to decide whether or not such event has occurred.  The facility is secured by restricted cash deposits held by the lender, the personal guarantee of Mr. Yao, the Company’s guarantee, and a security interest in the contract for the purchase of the ore for which the letter of credit has been issued and the contract for the sale of the ore.

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

(v)

On May 16, 2014, Henan Armco obtained a RMB 96,000,000 (approximately $15.6 million) line of credit from Guangdong Development Bank Zhengzhou Branch for issuance of letters of credit to finance the purchase of metal ore.  The Company pays interest at 120% of the applicable base rate for lending published by the People’s Bank of China (“PBC”) at the time the loan is made on issued letters of credit.  The facility is secured by the guarantee provided by Mr. Yao and Renewable Metals jointly and the pledge of movable assets provided by the borrower. Amounts advanced under this line of credit are repaid from the proceeds of the sale of metal ore.

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

b.

Bonus.  Each year during the Term, in addition to Base Salary, the Executive shall be entitled to an annual cash bonus in an amount equal to 50% of the Executive’s Base Salary for such year. Any such bonus shall be payable no later 2 and half months following the year with respect to which the Base Salary is payable.

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

d.

Equity Incentive Compensation.  The Executive shall be entitled to participate in any equity compensation plan of the Company in which he is eligible to participate, and may, without limitation, be granted in accordance with any such plan options to purchase shares of Company’s common stock, shares of restricted stock and other equity awards in the discretion of the Board or the Committee. Any equity incentive compensation shall be payable no later than 2 and halfmonths of the following tax year in which such compensation is granted

e.	Eligibility to participate in the Company’s benefit plans that are generally provided for executive employees.

Operating Leases

(i)     Operating Lease - Office Space

On July 16, 2012, Armco Shanghai entered into a non-cancelable operating lease for office space that will expire on July 31, 2014. The lease agreement has been renewed on July 1, 2014 and will expire on July 31, 2016. The annual lease payment is RMB 674,933 (approximately $109,631).

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

Shares Earned during the Year Ending December 31, 2014

33,338 common shares earned for the quarter ended March 31, 2014 were valued at $0.39 per share, which was the market price on quarter end date, or $13,002, which was recorded as loan guarantee expense.

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

Shares Earned during the Year Ending December 31, 2014

250,000 common shares earned for the quarter ended March 31, 2014 were valued at $0.39 per share, which was the market price on quarter end date, or $97,500, which was recorded as consulting expenses.

250,000 common shares earned for the quarter ended June 30, 2014 were valued at $0.27 per share, which was the market price on quarter end date, or $67,500, which was recorded as consulting expenses.

Legal Services Agreement – All Bright Law Offices

On April 7, 2014, the Company entered into a Legal Services Agreement (“Legal Agreement”) with All Bright Law Office Pursuant to the Legal Agreement, All Bright agreed to provide Chinese-law related legal counsel services from April 1, 2013 to March 31, 2015 in exchange for 500,000 shares of common stock of the Company. These shares are earned ratably over the term of the agreement and the unearned shares are forfeitable in the event of nonperformance by the All Bright.

Shares Earned during the Year Ending December 31, 2014

125,000 common shares earned for the quarter ended June 30, 2014 were valued at $0.27 per share, which was the market price on quarter end date, or $33,750, which was recorded as legal expenses.

Issuance of Common Stock under the 2009 Stock Incentive Plan as Amended

On February 8, 2012, the Company awarded 1,500,000 shares of its restricted common stock, par value $.001 per share, pursuant to the Amended and Restated 2009 Stock Incentive Plan, to Mr. Kexuan Yao, the Company’s Chief Executive Officer. The term of employment under the agreement is from January 1, 2012 (the “Effective Date”) until December 31, 2014, unless sooner terminated in accordance with the terms of the Employment Agreement. These shares were valued at $0.499 per share or $748,500 on the date of grant and are amortized over the vesting period, or $62,375 per quarter. During the six months ended June 30, 2014, a total of $124,750 stock-base compensation expense was recognized.

On May 3, 2013, the Company agreed to pay Director Mr. Weiping Shen 50,000 shares of the Company’s restricted common stock in conjunction with his re-appointment to the Company's board of directors vesting 50% on September 30, 2013 and 50% on May 3, 2014.  The restricted stock vests only if Mr. Shen is still a director of the Company on the vesting date (with limited exceptions), and the shares are eligible for the payment of dividends, if the Board of Directors was to declare dividends on the Company’s common stock. These shares were valued at $0.389 per share or $19,450 on the date of grant and are being amortized over the vesting period, or $4,863 per quarter. During the six months ended June 30, 2014, a total of $6,484 stock-base compensation expense was recognized.

On January 2, 2014, the Company agreed to pay Director Mr. Kam Ping Chan 6,250 shares of the Company’s restricted common stock in conjunction with his re-appointment to the Company's board of directors vesting 50% on June 30, 2014 and 50% on December 31, 2014, effectively January 1, 2014.  The restricted stock vests only if Mr. Chan is still a director of the Company on the vesting date (with limited exceptions), and the shares are eligible for the payment of dividends, if the Board of Directors was to declare dividends on the Company’s common stock. These shares were valued at $0.323 per share or $2,019 on the date of grant and are being amortized over the vesting period, or $505 per quarter in 2014. During the six months ended June 30, 2014, a total of $1,010 stock-base compensation expense was recognized.

On April 9, 2014, the Company granted 2,329,958 shares of its common stock to certain of its employees for the first quarter of their 2014 service of approximately $838,785, in lieu of cash, which were recorded as compensation expense for the quarter ended March 31, 2014.

Summary of the Company’s Amended and Restated 2009 Stock Incentive Plan Activities

The table below summarizes the Company’s Amended and Restated 2009 Stock Incentive Plan activities:

	Number of Shares or Options	Fair Value at Date of Grant

Balance, December 31, 2012	4,198,881	$2,614,951

Options – granted	-	-

Options – canceled	-	-

Shares – granted	1,419,532	662,256

Shares – canceled	(-)	(-)

Balance, December 31, 2013	5,618,413	$3,277,207

Vested, December 31, 2013	5,101,746	3,023,732

Unvested, December 31, 2013	516,667	$253,475

Options – granted	-	-

Options – canceled	-	-

Shares – granted	2,336,208	840,804

Shares – canceled	(-)	(-)

Balance, March 31, 2014	7,954,621	$4,118,011

Vested, June 30, 2014	7,576,496	3,929,876

Unvested, June 30, 2014	378,125	$188,135

As of June 30, 2014, there were 245,379 shares of common stock remaining available for issuance under the Amended and Restated 2009 Stock Incentive Plan.

During the six months ended June 30, 2014, the Company issued 60,000 adjustment shares to four investors pursuant to the anti-dilution provision of the Company’s 2008 Offering Subscription Agreement, which was triggered by the Company’s 2013 offering. Per the anti-dilution provision, the investors are entitled to an adjustment to the Purchase Price for such shares that they purchased in the 2008 Offering and have held the purchase from 2008 offering to January 28, 2013(2013 Offering date). The Company debit additional paid in capital and credit to common stock of $60 to reflect this transactions.

Issuance of common stock for debt conversion

During the six months ended June 30, 2014, the Company issued a total of 22,002,564 shares for conversion of debt and accrued interest of $6,551,712. See details in Note 11.

Note 14 – Income Taxes

Armco Metals Holdings is a non-operating holding company. Armco HK, the Company’s Hong Kong Subsidiary is subject to Hong Kong SAR income taxes. Henan Armco, Renewable Metals, Lianyungang Armco and Armco Shanghai, the Company’s PRC subsidiaries are subject to PRC income taxes, file income tax returns under the Income Tax Law of the People’s Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws (the ‘PRC Income Tax Law”) accordingly. Henan Armco, Renewable Metals, Lianyungang Armco and Armco Shanghai derive substantially all of their income (loss) before income taxed and related tax expenses from PRC sources.

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

The effective tax rate is 0% and -77% for the six months ended June 30, 2014 and June 30, 2013, respectively.

Note 15 – Concentrations and Credit Risk

Credit Risk Arising from Financial Instruments

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents.

As of June 30, 2014 and December 31, 2013, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, none of which are insured. However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

Customers and Credit Concentrations

Customer concentrations and credit concentrations are as follows:

	Net Sales for the Six Months Ended		Accounts Receivable at
	June 30, 2014	June 30, 2013	June 30, 2014	December 31, 2013

Customer A	-%	-%	-%	33.8%

Customer B	15.5%	35.6%	-%	25.1%

Customer C	-%	-%	29.8%	18.3%

Customer D	54.0%	-%	32.6%	-%

Customer E	-%	-%	14.0%	-%

Customer F	%	13.8%	-%	-%

	69.5%	49.4%	76.4%	77.2%

A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition.

Vendor Concentrations

Vendor purchase concentrations and accounts payable concentration as follows:

	Net Purchases for the Six Months Ended		Accounts Payable at
	June 30, 2014	June 30, 2013	June 30, 2014	December 31, 2013

Vendor A	79.2%	75.3%	-%	86.0%

Vendor B	13.0%	-%	-%	-%

Vendor C	-%	-%	60%	-%

Vendor D	-%	-%	13%	-%

	92.2%	75.3%	73.0%	86.0%

Note 16 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued.  The Management of the Company determined that there were  certain reportable subsequent events to be disclosed as follows.

On July 11, 2014, the Company received a conversion notice from its convertible notes holder, Hanover, to convert $23,608 plus interest of $108 of the note into 133,957 shares of the Company's common stock, at a conversion price of $  0.17704 per share.

On July 25, 2014, the Company received a conversion notice from its convertible notes holder, Hanover, to convert $10,000 plus interest of $101of the note into 56,321 shares of the Company's common stock, at a conversion price of $  0.17935 per share.

On August 11, 2014, the Company received a conversion notice from its convertible notes holder, Hanover, to convert $25,000 plus interest of $104 of the note into 170,030 shares of the Company's common stock, at a conversion price of $ 0.147645 per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our consolidated financial condition and results of operations for the three and six months ended June 30, 2014 and 2013 should be read in conjunction with the consolidated financial statements, including footnotes, and other information presented elsewhere in this report.

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

              China's economy grew at an annual rate of 7.5 percent in the second quarter, up slightly from 7.4 percent in the first three months of the year, responding to a modest stimulus package that included tax cuts for small firms, reserve requirement cuts for some banks and infrastructure spending. According to the China Iron and Steel Association (CISA), new housing construction helped drive an improvement in steel demand and inventory levels declined during the quarter, but prices still remained near 11-year lows as steel production remains at a high level and oversupply problem was not alleviated in the steel market. Iron ore prices was sliding again in the second quarter, hitting a near 2-year low of $89 a tonne. Iron ore has slowly clawed back some of losses, but remains in danger of trading below $100 on a quarterly basis for the first time since 2009. Falls in the prices of iron ore and coal helped Chinese steelmakers to gain better profits for the first half even though the domestic industry still faces a serious overcapacity problem. Meanwhile, on the other side, the weak iron ore has substantially adversely affected the demand and price of scrap steel due to the substitute for each other and micro-thin profit margins for steel makers, which steel mills use more iron ore and less scrap steel to gain cost advantage. Ferrous scrap imports into China during the first half plunged by 49% year-on-year as China steel makers slashed its purchases of the steelmaking raw materials in favor of cheaper iron ore. Under the pressure from the declining price of iron ore, scrap steel demand and price remained sluggish in the second quarter. Other metal ores, such as manganese ore and chrome ore, were also facing weak demand but relative stable in price compared to iron ore. In respond to the market change, we adjusted and improved our product in selection and process. In the trading business, we decreased our sales in metal ores and increased the sales in the billet with higher profit margin. In the recycling business, we improved our recycling process by separating and producing more high value non-ferrous scrap products from scrap materials. Mainly attributable to these efforts, our revenue and gross profit for the first half of 2014 increased 19% and 30%, respectively, compared to same period of last year.

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

              We formally commenced the operation of our scrap metal recycling facility in the Banqiao Industrial Zone of Lianyungang Economic Development Zone in the Jiangsu province of China (the “Recycling Facility”) late in the third quarter of 2010. The Recycling Facility recycles automobiles, machinery, building materials, dismantled ships and various other scrap metals.  We sell and distribute the recycled scrap metal to the metal refinery industry in China utilizing our existing network of metal ore customers while continuing to seek new customers. During the second quarter of 2014, our net revenue in the scrap metal recycling business increased significantly by 39% to $26.1million from $18.8 million in the second quarter of 2013.  Our production decreased to 33,458 metric tons (“MT”) from 52,749 MT in the second quarter of 2013.   For the second quarter of 2014, our scrap metal business sold approximately 46,452 MT of scrap metals, generating approximately $ 26.2 million of revenue and $2.4 million of gross profit; for the first half of 2014, our scrap metal business sold approximately 54,501 MT of scrap metals, generating approximately $28.8 million of revenue and $1.0 million of gross profit.

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

We utilize bank facilities and sales of our debt securities to finance our operations and expansions. We maintain nine bank facilities, which provide for the issuance of commercial lines of credit for letters of credit in the aggregate amount of $81 million, of which approximately $69 million is available to us at June 30, 2014.

Pending Acquisition of Draco Resources, Inc.

We disclosed the pending transaction in our last quarterly report. As of the current reporting date,the company is evaluating a change in the structure of its acquisition of Draco Resources, Inc. in order to satisfy initial listing standards with NYSE MKT. The company continues to pursue a substantial interest in Draco. and expects that a restructured agreement will be formalized following management discussions.

Our Performance

For the three months ended June 30, 2014, our net revenues increased approximately 19%, and for six months ended June 30, 2014, our net revenues increased approximately 2%, respectively, over the comparable periods in 2013. Our gross profit margin for the three and six months ended June 30, 2014 were 9.3% and 4.4%, respectively compared to 8.5% and 7.1% during the comparable prior year periods. The revenue increase for the second quarter of 2014 was mainly due to the significant increase in our metal recycling business sales. The margin increase for the second quarter of 2014 was primarily due to improved profit margin in our trading business. By business segment, our trading business gross profit margin increased for the six months ended June 30, 2014 to 6.5 % compared to 2% during the comparable prior year period; our recycling business gross profit margin decreased for the three and six months ended June 30, 2014 to 9.2% and 3.4%, respectively, compared to 10.1% and 9.7% during the same period of 2013. Our recycling business contributed 67% and 52% of net our revenue and gross profit, respectively, for six months ended June 30, 2014, and continued to be the major sources of our net revenue and gross profit.

As noted above, our recycling business saw a gross profit margin of 9.2% and 3.4% for the second quarter and first half of 2014, respectively, which represents a decrease from 10.1% and 9.7% of gross profit margin in this business for the same periods in 2013. We believe that the decrease in gross profit margin were primarily due to the adverse market change described above. While our trading business gross margin increased significantly to 6.5% for the first half of 2014 from 2% for the same period of last year mainly due to our improvement in product selection and development of new product in trading business.

We had a net loss of $0.76 million and net loss of $4.38 million for the three and six months ended June 30, 2014, respectively, compared to our net income of $0.95 million and net loss of $0.14 million over the comparable periods in 2013.  The net income and loss were further discussed under our “Results of Operations” section.

RESULTS OF OPERATIONS

The table below summarizes the consolidated operating results for the three and six months ended June 30, 2014 and 2013.

	For the Six Months Ended June 30,				For the Three Months Ended June 30,
	2014		2013		2014		2013
Net revenues	$42,797,893		$42,027,253		$32,879,242		$27,684,176
Cost of goods sold	40,898,856	95.56%	38,549,274	91.72%	29,816,401	90.68%	24,850,862	89.77%
Inventory Lower market or cost adjustment	0		481,925	1.1%	0		481,925	1.7%
Gross profit	1,899,037	4.4%	2,996,054	7.1%	3,062,841	9.3%	2,351,389	8.5%

Total operating expenses	3,541,267	8.3%	2,944,981	7.0%	1,252,860	3.8%	1,249,343	4.5%
Operating income (loss)	(1,642,230)	-3.8%	51,073	0.1%	1,809,981	5.5%	1,102,046	4.0%

Net Revenues

                Net revenues for the three and six months ended June 30, 2014, were $32.9 million  and $42.8 million, respectively, representing an increase of $5.2 million and an increase of $0.8 million over the comparable periods in 2013.  The increase in net revenues for the second quarter is mainly due to a $8.3 million increase in sales of scrap metals and a $2.9 million increase in sales of billet, partially offset by a $2.4 million decrease in sales of manganese ore, a $1.3 million decrease in sales of chrome ore, and a $0.7 million decrease in sales of titanium . The increase in net revenues for the six month period ended June 30, 2014 is primarily due to a $4.1 million increase in sales of billet and a $1.0 million increase in sales of scrap metals, partially offset by a $2.2 million decrease in sales of manganese ore, a $1.4 million increase in sales of chromium ore, and a $0.7 million decrease in sales of titanium.  The type of products we buy and sell are subject to change and are dependent upon availability and the demands of our customers.

Cost of Goods Sold

                 Cost of goods sold for the three months ended June 30, 2014 was $29.8 million, representing an increase of $4.5 million and a gross profit margin of 9.3%, compared to $25.3 million and a gross profit margin of 8.5%, in the same period in 2013.  The profit margin increase in the quarter was primarily due to an increase in gross margin of our trading business compared to in the same period of last year as a result of improvement in product selection. Cost of goods sold for the six months ended June 30, 2014 was $40.9 million, representing an increase of $1.87 million, a gross profit margin of 4.4%, compared to $39 million and a gross profit margin of 7%, in the same period in 2013.  This profit margin decrease was primarily due to decrease in profit margin in sales of scrap metal compared to prior period as a result of adverse market change described above . The gross margin for our scrap metal recycling business decreased for the six month period to 3.4% compared to 9.7% for the same period of 2013.

Total Operating Expenses

                 Operating expenses for the three and six months ended June 30, 2014 were $1.3 million and $3.5 million, representing an increase of $0.004 million and an increase of $0.60 million, compared to the three and six months ended June 30, 2013, respectively.

                  For the three months ended June 30, 2014, the operating expenses remained approximately flat compared to the same period of last year.

                   For the six months ended June 30, 2014, the increase in operating expenses was primarily due to an increase in general and administrative expenses of $0.25 million, an increase in operating cost of idle manufacturing facility of $0.19 million resulting from decreased production, and an increase in selling expenses of $0.11 million.

Other (Income) expense

                  Total other expense for the three and six months ended June 30, 2014 were $2.6 million and $2.7 million, respectively. During the three and six months ended June 30, 2013, we had other expense of $0.08 million and $0.13 million, respectively.

                  For the three months ended June 30, 2014, interest expenses increased significantly to $2.0 million from $0.38 million compared to the comparative period in 2013 mainly due to the discounts associated with the conversion of convertible notes. During the second quarter, the change in fair value of derivative liability increased $0. 9 million compared to the same period of 2013.

                  For the six months ended June 30, 2014, total other expenses increased $2.6 million, compared to the same period in 2013, mainly due to an increase in interest expense of $1.5 million as result of discount associated with conversion of convertible notes and an increase in change in fair value of derivative liability of $1.03 million.

Income tax expense

                  Income tax expenses for the three and six months ended June 30, 2014 was $0 for each period. In the comparative periods in 2013, income tax expense was $0.07 million and $0.06 million, respectively.  Our income tax expense was derived mainly from operational results at our Hong Kong subsidiary applying an effective tax rate of 16.5%.

Net Income (loss)

                  For the three and six months ended June 30, 2014, we had a net loss of $0.76 million and a net loss of $4.4 million, respectively, comparable to a net income totaling $0.95 million and a net loss of $0.14 million, respectively for the comparable 2013 periods. The increase in net loss were due to significant increase in interest expenses described above and decreased gross margin in our recycling business which our recycling business gross margin decreased to 9.2% and 3.4% from 10.1% and 9.7%, respectively, for three and six months comparable periods of 2013. For the six months ended June 30, 2014, the total other expense increased $2.6 million compared to same period of 2013, which also accounts for the increase in net loss.

Comprehensive Income (Loss)

                 During the three and six months ended June 30, 2014, our comprehensive loss amounted to $0.72 million and $4.72 million, respectively, compared to comprehensive income of $1.68 million and $0.35 million in the comparative periods in 2013. Comprehensive income (loss) consists of our net income and other comprehensive income, including change in unrealized loss of marketable securities and foreign currency translation gain (loss).  The functional currency of four of our subsidiaries operating in the PRC is the Chinese Yuan or RMB. The financial statements of our subsidiaries are translated to U.S. dollars using the exchange rate prevailing as of the date of the balance sheet for assets and liabilities, and average exchange rates (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations.  As a result of these translations, we reported a foreign currency translation loss of $0.37 million for the first six months of 2014, comparable to a gain of $0.91 million for the same period in 2013. The non-cash loss had the effect of decreasing our reported comprehensive income in period of first half of 2014 while the non-cash gain had the effect of increasing our reported comprehensive income in same period of 2013. We had an unrealized income of marketable securities of $0.03 million for the first six months of 2014, comparable to an unrealized loss of marketable securities of $0.41 for the same period in 2013.

LIQUIDITY AND CAPITAL RESOURCES

                  Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash.

                  Our cash balance at June 30, 2014 totaled $0.7 million, an increase of $0.1 million as compared to $0.6 million at December 31, 2013.  At June 30, 2014 our working capital was $7.7 million, as compared to $0.8 million at December 31, 2013. This increase in working capital is mainly as result of conversion of convertible notes to our stock during the first half of 2014.

                 Our current assets at June 30, 2014 were $40.4 million, a decrease of $13.4 million, or 25%, from December 31, 2013. This overall decrease reflects a decrease of $7.2 million in inventories, a decrease of $4.1 million in pledged deposits, a decrease of $2.3 million in accounts receivable, and a decrease of $0.4 million in prepayment and other current assets, partially offset by an increase of $0.5 million in advance on purchases, an increase of $0.11 million in cash, and an increase of $0.03 million in marketable securities.

                 Inventories decreased $7.2 million at June 30, 2014 compared to December 31, 2013, primarily due to our sales of inventories and the decreased scrap metal production during the first half of 2014.

                Pledged deposits at June 30, 2014 of $0.51 million represent deposits with financial institutions as collateral to letters of credit and bank acceptable notes payable we provide to suppliers for the purchase of inventories.  The amounts will be released to pay vendors upon acceptance of goods.

                 Our accounts receivable decreased $2.3 million at June 30, 2014 from December 31, 2013 mainly due to the timing difference between the sales and collections of sales and our collections of scrap metals sales during the quarters.

                Our prepayments and other current assets decreased $0.4 million at June 30, 2014 compared to December 31, 2013 primarily due to the decreases in deposits related to our scrap metal recycling operations and prepayments and deposits for our metal ore trading business.

               Advance on purchases increased $0.5 million at June 30, 2014 compared to December 31, 2013, and consisted of prepayments to vendors for merchandise and deposits on pending purchases.  These advances on purchases are customary in our business and help us secure inventory below prevailing market prices, thereby providing us with a better opportunity to increase our gross profit margins.

                Marketable securities increased $0.03 million at June 30, 2014 compared to December 31, 2013 due to the temporary increase in the market value of our securities.

Cash increased $0.1 million at June 30, 2014 compared to December 31, 2013 reflecting more cash received from operation and financing activities.

                At June 30, 2014, our total current liabilities decreased $20 million, or 38%, from December 31, 2013, which reflected  mainly a decrease in loan payable of $7.77 million, a decrease in accounts payable of $7.36 million, a decrease in banker's acceptance notes payable and letter of credit of $6.71 million, and a decrease in due to related party of $0.15 million, partially offset by an increase in customer deposits of $1.23 million, an increase in value added tax and other taxes payable of $0.3 million, an increase in current maturities of capital lease obligation of $0.16 million, and an increase in advances received from Chairman and CEO of $0.12 million.

               Loans payable decreased $7.88 million at June 30, 2014, compared to December 31, 2013, primarily due to our repayment of short-term borrowing under our letter of credit facilities in the first two quarters of 2014. The short-term borrowing usually is used to finance the payment of our purchase and is paid when we collected the payment from our customer. We used collections of accounts receivable to repay these short-term borrowings.

                Accounts payable decreased $7.36 million at June 30, 2014 compared to December 31, 2013 mainly due to our payment made to previous purchases during the first half of 2014.

                Banker's acceptance notes payable and letters of credit decreased $6.7 million at June 30, 2014 compared to December 31, 2013 primarily due to a decrease in short-term borrowings used in raw material acquisitions.

               Customer deposits increased $1.23 million at June 30, 2014, compared to December 31, 2013.  This increase is due to timing of customer orders and amounts that we require for deposits and the orders we delivered against the customer deposits.  We recognize customer deposits as revenue when the goods have been delivered and the risk of loss has transferred to the customer either at the port of origin or port of destination based on the shipping terms we agree to with our customer.

               Value added tax and other taxes payable increased $0.3 million at June 30, 2014 from December 31, 2013 mainly due to the increased sales in the first half of 2014.

                Current maturities of capital lease obligation increased $0.16 million at June 30, 2014 compared to December 31, 2013 reflecting the increase of capital lease obligation due within one year.

               At June 30, 2014, we owed our Chairman and CEO, Mr. Kexuan Yao, $0.8 million for funds he advanced to us for working capital purposes, a net increase of $0.12 million from December 31, 2013 as result of new advances used for our operation during the second quarter.

              We do not have any commitments for capital expenditures at June 30, 2014.

              As of June 30, 2014, we had invested a total of approximately $51.2 million for the acquisition of land use rights, construction and equipment purchases for the facilities we operate. We expect to expand the production capacity at the facilities in the future and to build or acquire additional facilities in the future, depending on market conditions.   We have not set a timeframe for this expansion.

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

We have bank facilities which provide for cash borrowings or the issuance of commercial letters of credit that we require in our metal ore trading business in the aggregate amount of $81 million.   Approximately $69 million was available under these facilities at June 30, 2014. We have approximately $24 million of debt which become due within the next 12 months. We expect to satisfy these obligations through our operation.

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

We have entered into a number of bank financing and debt arrangements which provide working capital, including:

On November 8, 2013, we consummated the transactions contemplated by the Purchase Agreement dated November 4, 2013 with Hanover Holdings I, LLC and issued a senior convertible note pursuant to the Purchase Agreement. The full disclosure is included in the Form 8K filed with SEC on November 13, 2013. On November 13, 2013, we issued 47,022 commitment shares to the investor as per the Purchase Agreement. On December 26, 2013, we filed a S-1 registration statement pursuant to the Purchase Agreement which was effective on February 14, 2014. We received total proceeds of $800,000 under the note in two tranches, $300,000 on November 8, 2013 and $500,000 on March 3, 2014. As of August 7, 2014, 3,421,879 shares were issued for conversion of $795,000 principal and $10,901interest under the convertible notes and the remaining principal balance of the note was $55,000 including $50,000 penalty due to delay on filing of registration statement.

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

            On October 22, 2013, our subsidiary Armco Metals International Limited (“Armco HK”) extended the Banking Facilities Agreement with DBS Bank (Hong Kong) Limited (originally entered on December 21, 2011) of $20,000,000 for issuance of commercial letters of credit in connection with the Company’s purchase of metal ore.  The Company pays interest at LIBOR or DBS Bank’s cost of funds plus 2.50% per annum on issued letters of credit in addition to an export bill collection commission equal to 12.5% of the first $50,000 and 6.25% of the balance and an opening commission of 25% on the first $50,000 and 6.25% of the balance for each issuance.  Amounts advanced under this facility are repaid from the proceeds of the sale of metal ore.  The lender may terminate the facility at anytime at its sole discretion. The facility is secured by the charge on cash deposit of the borrower, the borrower’s restricted pledged deposit in the minimum amount of 3% of the letter of credit amount, the Company’s letter of comfort and the guarantee of Mr. Kexuan Yao.  At June 30, 2014, the balance outstanding under this facility was $1,053,500.

              On March 25, 2014, Armco HK extended the uncommitted Trade Finance Facility with RZB Austria Finance (Hong Kong) Limited (originally entered on March 25, 2009 and Amendment No. 3 was entered on November 13, 2013). The facility provides for the issuance of $15,000,000 of commercial letters of credit in connection with the purchase of metal ore. The Company pays interest at 200 basis points per annum plus the lender’s cost of funds per annum on issued letters of credit in addition to fees upon issuance of the letter of credit of 1/16% for issuance commissions, negotiation commissions, commission-in-lieu and collection commissions. Amounts advanced under this facility are repaid from the proceeds of the sale of metal ore. The lender may, however, terminate the facility at any time or at its sole discretion upon the occurrence of any event which causes a material market disruption in respect of unusual movement in the level of funding costs to the lender or the unusual loss of liquidity in the funding market. The lender has the sole discretion to decide whether or not such event has occurred. The facility is secured by restricted cash deposits held by the lender, the personal guarantee of Mr. Kexuan Yao, the Company’s guarantee, and a security interest in the contract for the purchase of the ore for which the letter of credit has been issued and the contract for the sale of the ore. At June 30, 2014, no balance was outstanding under this facility.

                On June 8, 2013, Henan Armco obtained a RMB 30,000,000 (approximately $4.8 million) line of credit from Bank of China for issuance of letters of credit to finance the purchase of metal ore and scrap metal expiring May 23, 2014. The facility is secured by the guarantee provided by our subsidiary, Armco HK formed Armco (Lianyungang) Renewable Metals, Inc. (“Renewable Metals”) and the pledge of movable assets provided by the borrower. Amounts advanced under this line of credit are repaid from the proceeds of the sale of metal ore. At June 30, 2014, no balance was outstanding under this facility.

              On September 10, 2013, Henan Armco obtained a RMB 20,000,000 (approximately $3.2 million) line of credit from ICBC, for issuance of letters of credit to finance the purchase of metal ore and scrap metal expiring one (1) year from the date of issuance. The facility is guaranteed by Renewable Metals and Mr. Kexuan Yao, the Company’s Chairman and Chief Executive Officer. At June 30, 2014, no balance was outstanding under this facility.

              On September 19, 2012, Henan Armco obtained a RMB 78,000,000 (approximately $12.7 million) line of credit from Guangdong Development Bank Zhengzhou Branch for issuance of letters of credit to finance the purchase of metal ore.  The Company pays interest at 120% of the applicable base rate for lending published by the PBC at the time the loan is made on issued letters of credit.  The facility is secured by the guarantee provided by Mr. Kexuan Yao and Renewable Metals jointly and the pledge of movable assets provided by the borrower. Amounts advanced under this line of credit are repaid from the proceeds of the sale of metal ore. The facility was renewed on May 7, 2014 with same term. At June 30, 2014, no balance was outstanding under this facility.

              On March 15, 2013, Renewable Metals entered into a line of credit facility in the amount of RMB50, 000,000 (approximately $8.1 million) from Bank of China, Lianyungang Branch for the purchase of raw materials. The facility is expiring December 27, 2015 with interest at 7.872% per annum. The facility is secured by Renewable Metals properties, machinery and equipment and land use rights, and guaranteed by Mr. Kexuan Yao, Ms. Yi Chu, and Henan Armco, respectively. At June 30, 2014, the balance outstanding under this facility was $8,121,630.

              On September 10, 2013, Renewable Metals extended (originally entered into on July 24, 2012) a line of credit facility in the amount of RMB 15,000,000 (approximately $2.4 million) from Shanghai Pudong Development Bank for the purchase of raw materials. The term of the facility is 12 months with interest at 120% of the applicable base rate for lending published by the PBOC at the time the loan is drawn down per annum. The facility is secured by Armco machinery’s land use right and guarantees provided Mr. Kexuan Yao, Ms. Yi Chu. At June 30, 2014, the balance outstanding under this facility was $2,436,489.

              On July 1, 2011, Renewable Metals obtained a RMB 72,000,000 (approximately $11.7 million) line of credit from Bank of Communications, Lianyungang Branch expiring two (2) years from the date of issuance, for issuance of letters of credit in connection with the purchase of scrap metal. The letters of credit require Renewable Metals to pledge cash deposit equal to 20% of the letter of credit for letters of credit at sight, or 30% for other domestic letters of credit and for extended domestic letters of credit, the collateral of inventory equal to 166% of the letter of credit. The facility is secured by Renewable Metals inventories and guarantee provided by Mr. Kexuan Yao, the Company’s Chairman and Chief Executive Officer. At June 30, 2014, no balance was outstanding under this facility.

Statement of Cash Flows

                  For the first six months of 2014, our net increase in cash totaled $0.11 million, and was comprised of $3.73 million provided by operating activities and $4.12 million provided by investing activities, offset by $7.97 million used in financing activities.

                  For the first six months of 2013, our net decrease in cash totaled $0.21 million, and was comprised of $2.08 million used in operating activities and $5.69 million used in investing activities, offset by $8.26 million provided by financing activities.

Cash flows from Operating Activities

                 For the first six months of 2014 cash provided by operations of $3.73 million was mainly comprised of an decrease in inventory of $7.62 million, a decrease in accounts receivable of $2.11 million, an increase in customer deposits of $1.24 million, a decrease in prepayments and other current assets of $0.40 million, and an increase in taxes payable of $0.315 million. These cash inflows were partially offset by a decrease in accounts payable of $7.27million and an increase in advance on purchases of $0.539 million.

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

Cash flows from Investing Activities

                  For the six months ended June 30, 2014 cash provided by investing activities of $4.12 million was due to proceeds received from the release of pledge deposits of $5.93 million, partially offset by payment made toward pledged deposits of $1.81 million.

                 For the six months ended June 30, 2013 cash used in investing activities of $5.69 million was due to payment made toward pledged deposits of $11.04 million and purchases of property and equipments of $0.17 million, partially offset by proceeds received from the release of pledge deposits of $5.52 million.

Cash used in Financing Activities

                 For the six months ended June 30, 2014 cash used in financing activities of $7.97 million was mainly due to repayment of loans payable of $12.97 million, payment to banker's acceptance notes payable of $6.66 million, and payment to advance from related party of $0.03 million, partially offset by the proceeds from loans payable of $11.53 million and proceeds from capital lease obligation of $0.162 million.

                 For the six months ended June 30, 2013 cash provided by financing activities of $8.26 million was mainly due to proceeds from loans payable of $20.91 million, banker's acceptance notes payable of $7.38 million, advances from chairman and CEO of $2.15 million, proceeds from sales of common stock of $1.62 million, and proceeds from related party loan of $1.02 million, partially offset by the repayment of loans payable of $24.50 million and repayment of mortgage payable of $0.32 million.

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

Contractual Obligations and Commitments.

 At June 30, 2014, our long-term debt and financial obligations and commitments by due dates were as follows:

	PAYMENTS DUE BY PERIOD
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Banker's acceptance notes payable and letters of credit	$1,764,803	$1,764,803	$-	$-	$-
Short-Term Loans Payable	19,641,087	19,641,087	-	-	-
Capital Lease Obligations	1,060,710	1,060,710	-	-	-
Operating Lease Obligations	219,262	45,680	173,582	-	-
Purchase Obligations	-	-	-	-	-
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP	-	-	-	-	-
Total	$22,685,862	$22,512,280	$173,582	$-	$-

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

PART II - OTHER INFORMATION

Item 1.          Legal Proceedings.

The Company and its directors are a party to a lawsuit filed on March 29, 2013 by Albert Perron, derivatively on behalf of the Company, in the District Court for Clark County, Nevada (Case No. A- I 3-679151-C), which seeks a declaratory judgment, rescission, unspecified damages, equitable and injunctive relief, and attorney's fees. The Plaintiffs complaint alleges that the directors breached their fiduciary duties to the Company by exceeding their authority under the Company's Amended and Restated 2009 Stock Incentive Plan (the "Plan"), as further amended, by issuing shares to Mr. Kexuan Yao ("Mr. Yao") that exceeded the amount allowed under the Plan. The director defendants William Thomson ("Mr. Thomson") and Mr. Yao have tiled an answer to this lawsuit in which they have denied the claims being made. The Court's previous entry of default against Jinping (K.P.) Chan, Tao Pang and Weiping Shen (collectively, the "Remaining Defendants") has been lifted and their responses to Plaintiff's complaint are due August 20, 2014. Pretrial discovery has been completed, including taking the depositions of Mr. Thomson (Director and Audit Committee Chair) and Christina Xiong (Corporate and Board Secretary). The Company's position is that the shares at issue in this matter were granted to Mr. Yao in accordance with the Plan. The director defendants Mr. Thomson and Mr. Yao moved for summary judgment ("Motion for Summary Judgment") on the Plaintiff's meritless claims on July 18, 2014. The Remaining Defendants intend to join the Motion for Summary Judgment. A briefing schedule was entered by the Court on August 6, 2014, ordering Plaintiff to file a response to the Motion for Summary Judgment on or before August 22, 2014. A hearing on the Motion for Summary Judgment is currently scheduled for September 18, 2014.

Item 1A.       Risk Factors.

In addition to the new risk factor set forth below, the most significant risk factors applicable to the Company are described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2013. There have been no material changes to those risk factors.

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

Item 5.          Other Information.

The company is evaluating a change in the structure of its acquisition of Draco Resources, Inc. in order to satisfy initial listing standards with NYSE MKT. The company continues to pursue a substantial interest in Draco. and expects that a restructured agreement will be formalized following management discussions.

Item 6.          Exhibits.

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

Armco Metals Holdings, Inc.
August 14, 2014	By: /s/ Kexuan Yao
Kexuan Yao, Chief Executive Officer

By: /s/ Fengtao Wen
Fengtao Wen, Chief Financial Officer