Form 10-Q
period 2014-09-30
Armco Metals Holdings, Inc.
filed 2014-11-14
CIK 1410711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________

Commission file number: 001-34631

Armco Metals Holdings, Inc.
(Exact name of registrant as specified in its charter)

Nevada	26-0491904
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1065 E Hillsdale Blvd, Suite 315, Foster City, CA	94404
(Address of principal executive offices)	(Zip Code)

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

☐Yes ☒No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  56,025,872 shares of common stock are issued and outstanding as of November 14, 2014.

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

The information which appears on our web site at www.armcometals.com is not part of this report.

ARMCO METALS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$544,741	$596,557
Pledged deposits	497,899	4,652,222
Marketable securities	432,520	519,129
Accounts receivable, net	53,682,200	25,595,516
Inventories	13,966,770	20,456,920
Advance on purchases	632,933	733,285
Prepayments and other current assets	828,429	1,181,371

Total Current Assets	70,585,492	53,735,000

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	44,547,476	44,856,611
Accumulated depreciation	(11,392,774)	(9,360,933)

PROPERTY, PLANT AND EQUIPMENT, net	33,154,702	35,495,678

LAND USE RIGHTS
Land use rights	6,635,640	6,681,779
Accumulated amortization	(505,393)	(416,478)

LAND USE RIGHTS, net	6,130,247	6,265,301

Total Assets	$109,870,441	$95,495,979

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Loans payable	$17,611,095	$27,415,638
Banker's acceptance notes payable and letters of credit	1,765,291	8,473,217
Current maturities of capital lease obligation	719,800	904,990
Accounts payable	26,100,236	10,062,463
Advances received from Chairman and CEO	846,690	668,332
Due to related party	411,880	403,141
Customer deposits	1,465,206	649,488
Corporate income tax payable	2,607,237	822,207
Derivative warrant liability	5,688	61,429
Value added tax and other taxes payable	3,885,994	2,202,331
Accrued expenses and other current liabilities	1,707,725	1,228,753

Total Current Liabilities	57,126,842	52,891,989

Total Liabilities	57,126,842	52,891,989

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value, 74,000,000 shares authorized, 55,693,745 and 29,876,327 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	55,694	29,876
Additional paid-in capital	45,791,572	35,790,906
Retained earnings	3,043,735	2,625,287
Accumulated other comprehensive income (loss):
Change in unrealized gain (loss) on marketable securities	(623,879)	(694,512)
Foreign currency translation gain	4,476,477	4,852,433

Total Stockholders' Equity	52,743,599	42,603,990

Total Liabilities and Stockholders' Equity	$109,870,441	$95,495,979

See accompanying notes to the unaudited consolidated financial statements.

ARMCO METALS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Nine Months	For the Three Months	For the Nine Months	For the Three Months
	Ended	Ended	Ended	Ended
	September 30, 2014	September 30, 2014	September 30, 2013	September 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

NET REVENUES	$74,996,063	$32,198,170	$62,497,489	$20,470,236

COST OF GOODS SOLD	64,698,705	23,799,849	61,368,531	22,337,332

GROSS MARGIN	10,297,358	8,398,321	1,128,958	(1,867,096)

OPERATING EXPENSES:
Selling expenses	256,624	53,934	131,033	41,347
Professional fees	473,472	117,690	320,629	3,644
General and administrative expenses	2,577,582	602,002	2,431,288	708,617
Operating cost of idle manufacturing facility	1,381,049	373,835	1,283,120	467,481

Total operating expenses	4,688,727	1,147,461	4,166,070	1,221,089

INCOME (LOSS) FROM OPERATIONS	5,608,631	7,250,860	(3,037,112)	(3,088,185)

OTHER EXPENSE:
Interest income	(99,118)	(318)	(84,263)	(37,402)
Interest expense	3,274,244	632,472	1,476,816	365,133
Loss on sale of marketable securities	43,434	43,434	-	-
Change in fair value of derivative liability	107,378	(1,597)	(928,915)	(8,577)
Loan guarantee expense	13,002	-	35,500	12,667
Other (income) expense	61,339	(13,689)	101,823	138,041

Total other expense	3,400,279	660,302	600,961	469,862

INCOME (LOSS) BEFORE INCOME TAXES PROVISION	2,208,352	6,590,558	(3,638,073)	(3,558,047)

INCOME TAX PROVISION	1,789,904	1,789,904	49,070	(12,618)

INCOME (LOSS) FROM CONTINUING OPERATIONS	418,448	4,800,654	(3,687,143)	(3,545,429)

NET INCOME (LOSS)	418,448	4,800,654	(3,687,143)	(3,545,429)

OTHER COMPREHENSIVE INCOME (LOSS):
Change in unrealized gain (loss) on marketable securities	70,633	38,165	(123,552)	288,054
Foreign currency translation gain (loss)	(375,956)	(3,178)	1,128,312	221,419

COMPREHENSIVE INCOME (LOSS)	$113,125	$4,835,641	$(2,682,383)	$(3,035,956)

NET INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED:

Net income (loss) per common share - basic	$0.01	$0.09	$(0.15)	$(0.14)

Net income (loss) per common share - diluted	$0.01	$0.09	$(0.15)	$(0.14)

Weighted Average Common Shares Outstanding - basic	45,175,355	54,955,318	24,228,958	24,693,663

Weighted Average Common Shares Outstanding - diluted	45,303,480	55,312,625	24,228,958	24,693,663

See accompanying notes to the unaudited consolidated financial statements.

ARMCO METALS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Nine Months Ended September 30, 2014

(Unaudited)

	Common Stock, $0.001 Par Value				Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Change in Unrealized Loss on Marketable Securities	Foreign Currency Translation Gain	Total Stockholders' Equity

Balance, December 31, 2013	29,876,327	$29,876	$35,790,906	$2,625,287	$(694,512)	$4,852,433	$42,603,990

Loan guarantee services received and quarterly shares vested from common shares issued to Chaoyang Steel on June 11, 2010 for 5 year loan guarantee services expiring June 30, 2016	33,338	34	12,968				13,002

Stock based compensation	2,361,208	2,361	1,031,547				1,033,908

Issuance of common shares for consulting services to CDII for service of one year starting from November 1, 2013	750,000	750	201,750				202,500

Issuance of common shares for consulting services to All Bright for service of 12 months starting from April 1, 2014	250,000	250	52,250				52,500

Issuance of common shares to initial investors	60,000	60	(60)				-

Issuance of common stock in conversion of convertible notes	22,362,872	22,363	6,588,272				6,610,635

Reclassification of derivatve liabilities to conversion of convertible notes			2,113,939				2,113,939

Net Income				418,448			418,448

Change in unrealized gain (loss) on marketable securities					70,633		70,633

Foreign currency translation gain (loss)						(375,956)	(375,956)

Balance, September 30, 2014	55,693,745	$55,694	$45,791,572	$3,043,735	$(623,879)	$4,476,477	$52,743,599

See accompanying notes to the unaudited consolidated financial statements.

ARMCO METALS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months	For the Nine Months
	Ended	Ended
	September 30, 2014	September 30, 2013
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$418,448	$(3,687,143)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation expense	2,099,052	2,160,238
Amortization expense	92,082	115,787
Reversal of inventory reserve	(1,958,554)	-
Change in fair value of derivative liability	107,378	(928,915)
Amortization of debt discount	1,991,581	1,480
Loss on sale of marketable securities	43,434	-
Stock based compensation	1,033,908	582,236
Stock issued for third-party services	268,002	-
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Bank acceptance notes receivable	-	(1,627,631)
Accounts receivable	(28,274,868)	8,276,715
Inventories	8,314,316	(7,525,611)
Advance on purchases	(490,624)	(19,986)
Prepayments and other current assets	340,861	(769,536)
Bank acceptance notes payable	-	(1,628)
Accounts payable	16,122,951	220,374
Customer deposits	821,096	192,984
Taxes payable	3,490,127	(1,159,877)
Accrued expenses and other current liabilities	596,902	(1,084,168)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	5,016,092	(5,254,681)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from release of pledged deposits	5,942,529	16,370,116
Payment made towards pledged deposits	(1,815,807)	(17,994,943)
Purchase of property, plant and equipment	-	(169,369)
Cash received from sale of marketable securities	113,808	-

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	4,240,530	(1,794,196)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	11,099,278	35,857,925
Repayment of loans payable	(14,486,944)	(31,233,878)
Banker's acceptance notes payable	(6,656,663)	1,399,762
Proceeds from capital lease obligation	162,600	-
Repayment of capital lease obligation	(341,574)	(1,941,717)
Advances from (repayment to) Chairman and CEO	172,613	1,019,701
Advances from (repayment to) related parties	11,535	1,025,407
Proceeds from convertible notes	600,000	-
Deposit for stock subscription	-	813,815
Proceeds from sales of common stock	-	1,621,356

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(9,439,155)	8,562,371

EFFECT OF EXCHANGE RATE CHANGES ON CASH	130,717	(119,145)

NET CHANGE IN CASH	(51,816)	1,394,349

Cash at beginning of the period	596,557	1,367,171

Cash at end of the period	$544,741	$2,761,520

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$715,937	$1,629,696
Income tax paid	$-	$51,298

NON CASH FINANCING AND INVESTING ACTIVITIES:
Reclassification from short-term debt to convertible debt	$5,554,468	$-
Debt discount due to convertible features	$1,950,820	$-
Reclassification of derivative liability to (from) equity	$2,113,939	$(623,809)
Common shares issued for conversion of convertible notes and accrued interest	$6,610,635	$-

See accompanying notes to the unaudited consolidated financial statements.

Armco Metals Holdings, Inc

September 30, 2014 and 2013

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

Acquisition of Equity Interest of Draco Resources Inc.

On April 15, 2014, the Company entered into a Share Exchange Agreement (the “Agreement”) with Draco Resources, Inc. and its shareholders (the “Draco Resources Shareholders”). Pursuant to the terms and conditions of the Agreement between the parties, the Company plans to acquire 100% of the issued and outstanding capital stock of Draco Resources in exchange for 13,950,000 shares of its post-split common stock (the “AMCO Shares”) and a Series C stock purchase warrant (the "Series C Warrant"). The Series C Warrant is exercisable for five years at any time, following a 1:10 reverse stock split of the Company’s common stock, into 3,000,000 shares of the Company’s post-split common stock at an exercise price of $3.40 per share. The parties made customary representations and warranties and agreed to customary covenants in the Agreement. Upon the completion of the acquisition, the number of shares which Draco Resources Shareholders will receive from the Company represents approximately 74.64% of the issued and outstanding common stock of the Company immediately after the consummation of the Agreement.

On August 25, 2014, the Company, Draco Resources Shareholders, and Metawise Group, Inc., the current sole shareholder of Draco Resources, Inc., amended the Agreement. Pursuant to the terms and conditions of the amended Agreement between the parties, upon the approval of the Amendment to the Company's articles of incorporation to increase the number of the Company’s authorized shares of common stock from 74,000,000 shares to 200,000,000 shares, the Company desires to acquire and Draco Shareholders desire to exchange a 40% of the Draco Resources Shares in exchange for 51,000,000 AMCO Shares. The Company acknowledges and agrees to pay China Direct Investments, Inc. and Shanghai Heqi Investment Center (Limited Partner) or their designees 2,400,000 shares each, or 4,800,000 shares in aggregate, of AMCO Shares in connection with the transaction contemplated by this Agreement as finder's fee. Upon the completion of the acquisition, the number of shares which Draco Resources Shareholders will receive from the Company represents approximately 46.05% of the issued and outstanding common stock of the Company immediately after the consummation of the Agreement.

On September 19, 2014, the Company, Draco Resources Shareholders, and Metawise Group, Inc. further amended the Agreement. Pursuant to the terms and conditions of the amended Agreement between the parties, upon the approval of the Amendment to the Company's articles of incorporation to increase the number of the Company's authorized shares of common stock from 74,000,000 shares to 200,000,000 shares, the Company desires to acquire and Draco Shareholders desire to exchange a 31.37% of the Draco Resources Shares in exchange for 40,000,000 AMCO Shares. The Company acknowledges and agrees to pay China Direct Investments, Inc. and Shanghai Heqi Investment Center (Limited Partner) or their designees 2,400,000 shares each, or 4,800,000 shares in aggregate, of AMCO Shares in connection with the transaction contemplated by this Agreement as finder's fee. Upon the completion of the acquisition, the number of shares which Draco Resources Shareholders will receive from the Company represents approximately 40% of the issued and outstanding common stock of the Company immediately after the consummation of the Agreement. The closing of the acquisition is subject to approvals by the Company’s shareholders, the New York Stock Exchange and any applicable governmental regulatory agencies.

On October 26, 2014, the Company was served with a lawsuit filed in Superior Court in the County of San Mateo, California (Progressive Environmental Services, Inc. vs. Metawise Group, Inc., Draco Resources, Inc., Metamining, Inc., Songqiang Chen and Armco Metals Holdings, Inc.). The complaint alleges various causes of actions against the parties other than the Company and with respect to the Company seeks declaratory relief as well as a temporary and permanent injunction to preclude the Company from acquiring a 31.37% interest in Draco Resources, Inc. from Metawise Group, Inc. at the Company’s forthcoming annual meeting scheduled to be held on November 17, 2014. The Company and its counsel have evaluated the complaint. Based on the initial review and research of the Company's councel, the Company believes the vote to acquire interest in Draco Resources and election of Songqiang Chen to its board of directors which are scheduled to take place at the annual meeting on November 17 should be deferred pending the outcome of the litigation as moving forward with the acquisition or the election of Songqiang Chen would inhibit the Company's ability to seek dismissal from the lawsuit.

Note 2 - Significant and Critical Accounting Policies and Practices

Basis of Presentation - Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2013 and notes thereto contained in the Company’s Annual Report on Form 10-K, as amended, filed with the SEC on August 11, 2014.

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

The Company's consolidated subsidiaries and/or entities as of September 30, 2014 are as follows:

Name of consolidated	State or other jurisdiction of	Date of incorporation or	Attributable
subsidiary or entity	incorporation or organization	formation	interest

		(date of acquisition, if
		applicable)

Armco Metal International Limited (“Armco HK”)	Hong Kong SAR	July 13, 2001	100%

Henan Armco and Metawise Trading Co., Ltd. (“Henan Armco”)	PRC	June 6, 2002	100%

Armco (Lianyungang) Renewable Metals, Inc. (“Renewable Metals”)	PRC	January 9, 2007	100%

Armco (Lianyungang) Holdings, Inc. (“Lianyungang Armco”)	PRC	June 4, 2009	100%

Armco Metals (Shanghai) Holdings. Ltd. (“Armco Shanghai”)	PRC	July 16, 2010	100%

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

The Company’s loans payable, banker’s acceptance notes payable, and capital lease obligation approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at September 30, 2014 and December 31, 2013.

The Company’s Level 3 financial liabilities consist of the derivative warrant issued in April 2010 and convertible note with embedded conversion feature issued in September, November, and December 2013 and January through March 2014, for which there are no current market for these securities such that the determination of fair value requires significant judgment or estimation.  The Company valued the automatic conditional conversion, re-pricing/down-round, change of control; default and follow-on offering provisions using a lattice model, with the assistance of a valuation specialist, for which management understands the methodologies. These models incorporate transaction details such as Company stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of the date of issuance and each balance sheet date.

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

The following table sets forth by level within the fair value hierarchy the Company's financial assets and liabilities that were accounted for at fair value as of September 30, 2014 and December 31, 2013:

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
September 30, 2014
Derivative liability	-	-	$5,688	$5,688
Available-for-sale securities	$432,520	-	-	$432,520
December 31, 2013
Derivative liability	-	-	$61,429	$61,429
Available-for-sale securities	$519,129	-	-	$519,129

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

	September 30,	December 31,	September 30,	December 31,
	2014	2013	2013	2012

Balance sheets	6.1547	6.1122	6.1439	6.3086

Statements of operations and comprehensive income (loss)	6.1480	6.1943	6.2174	6.3116

Net Income (Loss) per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through stock options, warrants and convertible debt instruments, and also unvested restricted stock.

Recently Issued Accounting Pronouncements

In April 2014, the FASB issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. The amendments in this Update change the requirements for reporting discontinued operations in Subtopic 205-20. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.” The ASU states that a strategic shift could include a disposal of (i) a major geographical area of operations, (ii) a major line of business, (iii) a major equity method investment, or (iv) other major parts of an entity. Although “major” is not defined, the standard provides examples of when a disposal qualifies as a discontinued operation. The ASU also requires additional disclosures about discontinued operations that will provide more information about the assets, liabilities, income and expenses of discontinued operations. In addition, the ASU requires disclosure of the pre-tax profit or loss attributable to a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements. The ASU is effective for public business entities for annual periods beginning on or after December 15, 2014, and interim periods within those years. The adoption of ASU 2014 -08 is not expected to have a material impact on the Company’s consolidated financial statements.

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

In June 2014, the FASB issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period”. The amendments in the ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718, Compensation – Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. The amendment in the ASU provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. Earlier adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

Note 3 – Pledged Deposits

Pledged deposits consist of cash held in financial institutions for (a) outstanding letters of credit and (b) open banker’s acceptance notes payable maturing between three (3) to nine (9) months from the date of issuance, and (c) capital lease obligation.

Pledged deposits consisted of the following:

	September 30,	December 31,
	2014	2013

Armco HK

Letters of credit	$-	$5,993

Sub-total – Armco HK	-	5,993

Renewable Metals

Bank acceptance notes payable	-	1,636,072

Letters of credit	10,155	2,517,621

Deposit for capital lease obligation (i)	487,432	490,823

Sub-total – Renewable Metals	497,587	4,644,516

Henan Armco

Letters of credit	312	2,113

Sub-total – Henan Armco	312	2,113

	$497,899	$4,652,222

(i)	$487,432 is to be released to the Company as part of the payment towards capital lease installment payment when the capital lease agreement matures on December 15, 2014.

Note 4 – Marketable Equity Securities, Available for Sale

During the three months ended September 30, 2014, the Company sold 4,466,598 shares of its marketable securities and recognized loss of $43,434 as a component of interest and other income in the accompanying Consolidated Statements of Income.

As of September 30, 2014, the Company’s available for sale marketable securities were marked to market to its fair value of $432,520 and reported a $623,879 change in unrealized gain on marketable securities as other comprehensive income (loss) in its Stockholders’ Equity.

The table below provides a summary of the changes in the fair value of marketable securities, available for sale measured at fair value on a recurring basis using Level 1 of the fair value hierarchy to measure the fair value.

		Fair Value Measurement Using Level 1 Inputs
				Other
				Comprehensive
			Accumulated	Income
			Foreign	(Loss) -
		Impairment –	Currency	Change in
		Other Than	Transaction	Unrealized
	Original cost	Temporary	Gain (Loss)	Gain (Loss)	Fair Value

Balance, December 31, 2013	$3,396,658	$(2,366,941)	$183,924	$(694,512)	$519,129

Sale of marketable securities	(157,242)				(157,242)

Total gains or losses (realized/unrealized) included in:

Other comprehensive income (loss): Changes in unrealized gain			-	70,633	70,633

Balance, September 30, 2014	$3,239,416	$(2,366,941)	$183,924	$(623,879)	$432,520

Note 5 – Accounts Receivable

Accounts receivable consisted of the following:

	September 30,	December 31,
	2014	2013

Accounts receivable	$53,725,350	$25,638,666

Allowance for doubtful accounts	(43,150)	(43,150)

	$53,682,200	$25,595,516

Note 6 – Inventories

Inventories consisted of the following:

	September 30,	December 31,
	2014	2013

Raw materials – scrap metal	$11,312,491	$4,390,811

Finished goods – processed scrap metal	2,878,981	12,421,088

Purchased merchandise for resale	125,538	5,936,936

Write - down of inventories	(350,240)	(2,291,915)

	$13,966,770	$20,456,920

Renewable Metals raw materials and finished goods are collateralized for loans from the Bank of Communications Limited Lianyungang Branch. Raw materials consisted of scrap metals to be processed and finished goods were comprised of all of the processed scrap metal at Renewable Metals. Due to the short duration time for the processing of its scrap metal, there was no material work-in-process inventory at September 30, 2014 or December 31, 2013.

Slow-Moving or Obsolescence Markdowns

The Company recorded no inventory obsolescence adjustments for the interim period ended September 30, 2014 and 2013.

Lower of Cost or Market Adjustments

There were $-1,958,544 and $1,991,275 of lower of cost or market adjustments for the interim period ended September 30, 2014 and 2013.

Note 7 – Loans Payable

Loans payable consisted of the following:

	September 30,	December 31,
	2014	2013

Armco HK

Loan payable to RZB Austria Finance (Hong Kong) Limited, collateralized by certain of the Company’s inventory, guaranteed by the Company’s Chairman and Chief Executive Officer, with interest at the bank’s cost of funds plus 200 basis points per annum, with principal and interest due April 1, 2014 and repaid in full	$-	$504,248

Loan payables to DBS, collateralized by certain of the Company’s inventory, guaranteed by the Company’s Chairman and Chief Executive Officer, with interest at an average of 2.86% per annum, balance is due September 23, 2014 and repaid in full	-	2,602,115

Sub-total - Armco HK	-	3,106,363

Renewable Metals

Loan payable to Bank of Communications, Lianyungang Branch, under trade credit facilities, collateralized by Renewable Metals inventories and guaranteed by the Company’s Chairman and Chief Executive Officer, with interest at 120% of the bank’s benchmark rate per annum (average 7.2%), balance due June 2, 2014 and paid in full	-	1,963,286

Loan payable to Bank of China, Lianyungang Branch, under trade credit facilities, guaranteed by the Company’s Chairman and Chief Executive Officer, with interest at 6.6% per annum payable monthly, balance due from March 25, 2015 to May 21, 2015.	8,123,873	8,180,361

Loan payable to Pudong Development Bank, Lianyungang Branch, under trade credit facilities, guaranteed by the Company’s Chairman and Chief Executive Officer, with interest at 7.92% per annum payable monthly, balance due from March 27, 2015 through April 7, 2015	2,355,923	-

Short-term borrowing, with interest rate at 8% per annum	64,991	229,050

Short- term borrowing with no interest and due upon demand	788,665	-

Loan payable, with interest at 6% per annum and due January 21, 2015	3,479,187	3,503,379

Sub-total – Renewable Metals	14,812,639	13,876,076

Henan Armco

Loan Payable to ICBC, with interest at 2.47% per annum, and repaid in full on March 28, 2014	-	2,755,926

Loan Payable to Guanhutun Credit Union, collateralized by Henan’s building and leasehold improvement, with interest at 9.6% per annum, balance due March 16, 2015	162,478	163,607

Loans payable, with interest at 8% per annum, and due in 2014. The creditors agreed to exchange $5,319,351 into convertible notes in January and February, 2014	-	5,999,957

Short-term borrowing, no interest bearing due upon demand	2,178,010	-

Sub-total – Henan Armco	2,340,488	8,919,490

Armco Metals Holdings

Short-term borrowings, no interest bearing, due upon demand.	100,000	-

Loans payable, with interest at 8% per annum, due January 21,2015 (i)	240,000	1,050,000

Convertible notes payable, net of discount of $12,033, with interest at 4% and 8% per annum, due March 3, 2015 and August 27, 2015.	117,968	463,709

Sub-total – Armco Metals Holdings	457,968	1,513,709

	$17,611,095	$27,415,638

(i) As of September 30, 2014, Armco Metals Holdings had three loans with principal amount of $550,000, $35,000 and $10,000, respectively, plus interest accrual of $39,967, in aggregate of $634,967 to Metawise Group, Inc. and its subsidiary, Draco Resources Inc, respectively. As of September 30, 2014, Armco Metals Holdings’ subsidiary, Henan Armco, prepaid Draco Resources Inc of $792,000 for commodity plan to purchase. On September 30, 2014, Armco Metals Holdings, Henan Armco, Metawise Group, Inc. and its subsidiary, Draco Resources Inc., entered into an agreement that the four parties agreed to use Henan Armco’s prepayment of $792,000 to Draco resources Inc to repay Armco Metals Holdings’ loans payable plus interest totaling $634,967 to Metawise Group, Inc., which leaving Henan Armco’s prepayment to Draco Resources Inc $157,033.

The Company also repaid $260,000 on another loan payable during the nine months ended September 30, 2014, leaving the loan payable balance of $240,000.

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

Convertible notes payable

During 2013, the Company’s subsidiary borrowed an aggregate of approximately $6.2 million from 15 non-U.S. lenders who are not its affiliates under the terms of loan contracts. In January and February 2014, the Company and its subsidiary entered into note exchange agreements with each of these lenders pursuant to which the Company exchanged the loan contracts for 8% convertible notes in the aggregate amount of RMB 33,512,936 (approximately $5.5 million net of discount of $1.3 million), which represented the remaining principal balance due under the loan contracts. The convertible notes bear interest at the rate of 8% per annum, mature nine months from the date of issuance, and are convertible at any time at the option of the holder into shares of the Company’s common stock at a conversion price of $0.317 per share. All the notes were converted on April 7, 2014. See note 11 for detailed discussion on all other convertible notes.

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

Note 8 – Banker’s Acceptance Notes Payable and Letters of Credit

Banker’s acceptance notes payable consisted of the following:

	September 30,	December 31,
	2014	2013

Renewable Metals

Banker’s acceptance notes payable maturing on March 27, 2014	$-	$3,272,144

Letters of credit maturing on October 6, 2014	1,765,291	5,201,073

	$1,765,291	$8,473,217

Note 9 – Related Party Transactions

The related parties consist of the following:

Kexuan Yao (“Mr. Yao”)	The Company’s Chairman, Chief Executive Officer and principal stockholder
Keli Yao	Kexuan Yao’s brother
Yi Chu	Kexuan Yao’s wife

Advances from Chairman and CEO

From time to time, the Chairman, CEO and significant stockholder of the Company advances funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand. As of September 30, 2014 and December 31, 2013, the advance balance was $846,690 and $668,332, respectively.

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

Operating Lease from Chairman and CEO

On January 1, 2006, Henan entered into a non-cancellable operating lease for its 176.37 square meters commercial office space in the City of Zhengzhou, Henan Province, PRC from Mr. Yao for RMB 10, 000 per month. The lease expired on December 31, 2008 and has been extended through December 31, 2014. Rental expense incurred for the nine months ended September 30, 2014 and 2013 was 90,000 (approximately $14,639) and RMB 90,000 (approximately $14,475), respectively.

Due to Other Related Parties

Due to other related parties consists of the following:

	September 30,	December 31,
	2014	2013

Keli Yao	$-	$116,828
Yi Chu	411,880	286,313

Total	$411,880	$403,141

The balance of $411,880 due to related party represents the loan owed to the related parties, which is interest free, unsecured and repayable on demand.

Note 10 – Capital Lease Obligation

Capital lease obligation consisted of the following:

	September 30,	December 31,
	2014	2013

Renewable Metals

(i) Capital lease obligation to a financing company for a term of three (3) years, collateralized by certain of Renewable Metals machinery and equipment, with interest at 14% per annum, with principal and interest due and payable in monthly installments of RMB 497,897 on the 23rd of each month.	$159,605	$336,065

Less current maturities	(159,605)	(336,065)

Capital lease obligation, net of current maturities	-	-

(ii) Capital lease obligation to a financing company for a term of three (3) years, collateralized by certain of Renewable Metals machinery and equipment, with interest at 11.0% per annum, with principal and interest due and payable in quarterly installments of RMB3,609,102 on the 15th of each quarter.	560,195	568,925

Less current maturities	(560,195)	(568,925)

Capital lease obligation, net of current maturities	-	-

Total capital lease obligation	719,800	904,990

Less current maturities	(719,800)	(904,990)

TOTAL CAPITAL LEASE OBLIGATION, net of current maturities	$-	$-

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

Derivative Analysis

Since the Asher and Hanover notes bear derivative feature, as discussed below, the warrants were tainted under ASC 815-15 “Derivatives and Hedging”. On September 30, 2014, the derivative liability associated with the warrants was valued at $0.75.

2010 Warrants Outstanding

As of September 30, 2014, 2010 warrants to purchase 1,615,387 shares of its common stock remain outstanding.

The table below summarizes the Company’s 2010 non-derivative warrant activities through September 30, 2014:

	Number of	Exercise Price Range	Weighted Average	Fair Value at Date of	Aggregate Intrinsic
	Warrant Shares	Per Share	Exercise Price	Issuance	Value

Balance, December 31, 2013	1,615,387	$7.50	$7.50	$-	$-

Earned and exercisable, December 31, 2013	1,615,387	$7.50	$7.50	$-	$-

Unvested, December 31, 2013	-	$-	$-	$-	$-

Granted	-	-	-	-	-

Canceled for cashless exercise	(-)	-	-	-	-

Exercised (Cashless)	(-)	-	-	-	-

Exercised	(-)	-	-	-	-

Expired	-	-	-	-	-

Balance, September 30, 2014	1,615,387	$7.50	$7.50	$-	$-

Earned and exercisable, September 30, 2014	1,615,387	$7.50	$7.50	$-	$-

Unvested, September 30, 2014	-	$-	$-	$-	$-

The following table summarizes information concerning outstanding and exercisable 2010 warrants as of September 30, 2014:

	Warrants Outstanding			Warrants Exercisable
		Average	Weighted		Average	Weighted
		Remaining	Average		Remaining	Average
Range of	Number	Contractual	Exercise	Number	Contractual	Exercise
Exercise Prices	Outstanding	Life (in years)	Price	Exercisable	Life (in years)	Price

$7.50	1,615,387	0.55	$7.50	1,615,387	0.55	$7.50

$7.50	1,615,387	0.55	$7.50	1,615,387	0.55	$7.50

(ii) Convertible Notes

On November 8, 2013, the Company signed a purchase agreement with Hanover Holdings I, LLC, a New York limited liability company, or Hanover, with an initial principal amount of $450,000, or the Initial Convertible Note (“Hanover Notes”), for a purchase price of $300,000. The outstanding principal of initial note is subject to filing date reduction and effective date reduction. Filing date reduction will reduce the outstanding principal of initial note by $50,000 if the Company files the S-1registration statement per the purchase agreement within 45 days of the note date. The Company failed to meet this filing date reduction term, and accordingly, the initial principal amount was not reduced by the $50,000. Effective date reduction will reduce the outstanding principal of the initial note by another $100,000 if the S-1 registration statement takes effective within 120 days of the note date. On December 26, 2013, the Company filed an S-1 registration statement pursuant to the purchase agreement which was effective on February 14, 2014. Thus, we successfully met the effective date reduction term. As a result, the principal amount of the note was reduced to $350,000 of which $50,000 was recorded as accrued liabilities as of December 31, 2013. Additionally, the Company has the right to require Hanover to purchase, on the 10th trading day after the effective date of the Registration Statement, or the Additional Closing Date, an additional senior convertible note with an initial principal amount of $500,000, or the Additional Convertible Note, for a purchase price of $500,000.  The Initial Convertible Note matures on November 8, 2014 (subject to extension as provided in the Initial Convertible Note) and accrues interest at the rate of 4.0% per annum. On March 3, 2014, the Additional Convertible Note was issued and it will mature on the date that is the one-year anniversary of the date of issuance of the Additional Convertible Note (subject to extension as provided in the Initial Convertible Note) and will accrue interest at the rate of 4.0% per annum. The Initial Convertible Note and the Additional Convertible Note are convertible at any time, in whole or in part, at Hanover’s option, into shares of common stock, at a conversion price equal to the Variable Conversion Price. “Variable Conversion Price” means, as of any date of determination, the product of (A) the lowest volume weighted average price of the common stock of any of the five consecutive trading days ending and including the trading day immediately preceding such date of determination (subject to adjustment) , or the Variable Conversion Base Price; and (B) the applicable Variable Percentage. “Variable Percentage” means (i) if the applicable Variable Conversion Base Price is less than or equal to $0.45 (subject to adjustment), 85% or (ii) if the applicable Variable Conversion Base Price is greater than $0.45 (subject to adjustment), 80%. The Additional Convertible Note will be convertible at any time, in whole or in part, at Hanover’s option into shares of common stock at a conversion price that will be equal to the Variable Conversion Price.

On September 23, 2013 and December 10, 2013, the Company issued Notes (“Asher Notes”) to Asher Enterprises, Inc. (the “Holder”) which are convertible in 180 days (at which time they will require derivative treatment), in the amounts of $153,500 (1st tranche included no deferred financing cost or legal fees) and $63,000 (2nd tranche included no deferred financing cost or legal fees) (the “Convertible Note” or the “Note”). The 9/23/13 and 12/10/13 Asher Convertible Notes are convertible at 58% of the average 3 lowest closing bid prices for the last 10 trading days and contains a full ratchet reset. The holders have the right after 180 days following the Date of Issuance (on 3/22/14 the 9/23/13 note became convertible, and on 6/8/14 the 12/10/13 note became convertible), and until any time until the Convertible Note is fully paid, to convert any outstanding and unpaid principal portion of the Convertible Note, and accrued interest, into fully paid and non-assessable shares of Common Stock. The Holder was not issued warrants with the Convertible Note. The Convertible Note: (a) bears interest at 8% per annum; (b) the principal and accrued interest is due and payable on 6/25/14 and 9/12/14; (c) is convertible optionally by the Holder at any time after 180 days; (d) bears 22% interest on default with a 150% payment penalty under specific default provisions; (e) redeemable at 115% through 140% for days 0-180; (f) and is subject to dilutive adjustments for share issuances (full ratchet reset feature). The Company analyzed the conversion option of all the convertible notes for derivative accounting consideration under ASC 815-15 “Derivative and Hedging” and determined that the embedded conversion feature should be classified as a liability due to their being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The embedded conversion feature was measured at fair value at the date of inception and at the end of each reporting period or termination of the instrument with the change in fair value recorded to earnings.

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

On August 27, 2014, the Company issued a convertible note which is convertible after 180 days from the issuance date, in the amount of $100,000. The note bears an interest rate of 8% per annum, and matures on August 27, 2015. The note was still outstanding as of September 30, 2014, and the note was not convertible as of September 30, 2014.

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

On June 4, 2014, the Company received a conversion notice from its convertible notes holder, Hanover, to convert $25,000 of the note and accrual interest of $11 into 150,897 shares of the Company's common stock, at a conversion price of $ 0.16575 per share

On June 12, 2014, the Company received a conversion notice from its convertible notes holder, Hanover, to convert $100,000 plus interest of $3,756 of the note into 596,315 shares of the Company's common stock, at a conversion price of $ 0.173995 per share.

On June 16, 2014, $63,000 of principal under the Asher Note issued on December 10, 2013 and accrual interest of $2,520 were converted into 577,267 shares of the Company’s common stock, at a conversion price of $0.1135 per share.

On June 18, 2014, the Company received a conversion notice from its convertible notes holder, Hanover, to convert $50,000 plus interest of $150 of the note into 244,409 shares of the Company's common stock, at a conversion price of $ 0.20519 per share.

On June 25, 2014, the Company received a conversion notice from its convertible notes holder, Hanover, to convert $50,000 plus interest of $136 of the note into 239,577 shares of the Company's common stock, at a conversion price of $ 0.20927 per share.

On June 27, 2014, the Company received a conversion notice from its convertible notes holder, Hanover, to convert $36,392 plus interest of $28 of the note into 174,034 shares of the Company's common stock, at a conversion price of $ 0.20927 per share.

On July 15, 2014, the Company received a conversion notice from its convertible notes holder, Hanover, to convert $23,608 plus interest of $108 of the note into 133,957 shares of the Company's common stock, at a conversion price of $ 0.17704 per share.

On July 25, 2014, the Company received a conversion notice from its convertible notes holder, Hanover, to convert $10,000 plus interest of $101 of the note into 56,321 shares of the Company's common stock, at a conversion price of $ 0.17935 per share.

On August 11, 2014, the Company received a conversion notice from its convertible notes holder, Hanover, to convert $25,000 plus interest of $106 of the note into 170,030 shares of the Company's common stock, at a conversion price of $ 0.147645 per share.

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

Valuation Assumptions – Initial valuation, Conversion and Change in Fair Value of Derivative Liability Related to Convertible Notes

The following assumptions were used for the valuation of the derivative liability related to issuance date, conversions, and the quarterly period ending September 30, 2014:

-	Volatility for each valuation period is 3-month to 12-month historical volatility of the Company’s weekly continuously compounded returns.

-	Risk-free rate assumption is interpolated treasury rate as of the valuation date with maturity identical to the note.

-	Conversion is assumed to occur at maturity, as earlier conversion would be suboptimal.

-	Default would occur 0% of the time.

As of September 30, 2014, the estimated fair value of derivative liabilities on convertible notes was $5,687.

The following table summarizes the change of fair value of the derivative debt liabilities:

Balance at December 31, 2013	$61,429
To record derivative liability as debt discount	1,950,820
Change in fair value of derivative liability	107,378
Settlement of derivative liability due to conversion of related notes	$(2,113,939)
Balance at September 30, 2014	5,688

Note 12 – Commitments and Contingencies

Litigation

The Company and the directors are a party to a lawsuit filed on March 29, 2013 by Albert Perron, derivatively on behalf of the Company, in the District Court for Clark County, Nevada (Case No.: A-13-679151-C), which seeks a declaratory judgment, rescission, unspecified damages, equitable and injunctive relief, and attorney’s fees. The complaint alleges that the directors of the Company breached their fiduciary duties to the Company by exceeding their authority under the Company’s Amended and Restated 2009 Stock Incentive Plan (the “Plan”), as further amended, by issuing shares to Mr. Kexuan Yao (“Mr. Yao”) that exceeded that allowed under the Plan.

On September 18, 2014, a hearing on both plaintiff's motion for summary judgment against defendants, and defendants' motion for summary judgment against plaintiff, was conducted. At that hearing, the Court denied plaintiff’s motion for summary judgment entirely. The Court also granted defendants’ motion for summary judgment in part, and denied it in part. Both plaintiff and the director defendants have filed motions for reconsideration asking the Court to reverse its prior order regarding summary judgment. The Court will rule on the motions for reconsideration in chambers (with no oral argument) on December 5, 2014. If the case survives the Court’s ruling on the motions for reconsideration, the parties will have a Court conference on December 19, 2014.

Uncommitted Trade Credit Facilities

The Company entered into uncommitted trade credit facilities with certain financial institutions. Substantially all of the uncommitted trade credit facilities were guaranteed by Mr. Yao.

The uncommitted trade credit facilities at September 30, 2014 were as follows:

	Date of			Facilities
	Expiration	Total Facilities	Facilities Used	Available

Armco HK

DBS (Hong Kong) Limited (i)	October 9, 2015	20,000,000	149,197	19,850,803

RZB (Beijing) Branch (ii)	March 24, 2015	15,000,000	276,000	14,724,000

Sub-total - Armco HK		35,000,000	425,197	34,574,803

Henan Armco

Bank of China (iii)	May 23, 2014	4,874,324	-	4,874,324

ICBC (iv)	September 9, 2015	3,249,549	-	3,249,549

Guangdong Development Bank Zhengzhou Branch (v)	May 15, 2015	15,597,836	-	15,597,836

Sub-total – Henan Armco		23,721,709	-	23,721,709

Renewable Metals

Bank of China Lianyungang Branch (vi)	December 27, 2015	8,123,873	8,123,873	-

Shanghai Pudong Development Bank (vii)	April 9, 2015	2,437,162	2,355,923	81,239

Bank of Communications Lianyungang Branch (viii)	February 2, 2015	11,698,377	-	11,698,378

Sub-total – Renewable Metals		22,259,412	10,479,796	11,779,617

		$80,981,121	$10,904,993	$70,076,129

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

(vi)

On March 15, 2013, Renewable Metals entered into a line of credit facility in the amount of RMB 50,000,000 (approximately $8.1 million) from Bank of China, Lianyungang Branch for the purchase of raw materials. The facility is expiring December 27, 2015 with interest at 7.872% per annum. The facility is secured by Renewable metals properties, machinery and equipment and land use rights, and guaranteed by Mr. Yao, Ms. Yi Chu, and Henan Armco, respectively.

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

b.

Bonus.  Each year during the Term, in addition to Base Salary, the Executive shall be entitled to an annual cash bonus in an amount equal to 50% of the Executive’s Base Salary for such year. Any such bonus shall be payable no later two and half months following the year with respect to which the Base Salary is payable.

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

d.

Equity Incentive Compensation.  The Executive shall be entitled to participate in any equity compensation plan of the Company in which he is eligible to participate, and may, without limitation, be granted in accordance with any such plan options to purchase shares of Company’s common stock, shares of restricted stock and other equity awards in the discretion of the Board or the Committee. Any equity incentive compensation shall be payable no later than two and half months of the following tax year in which such compensation is granted.

e.	Eligibility to participate in the Company’s benefit plans that are generally provided for executive employees.

Operating Leases

(i)     Operating Lease - Office Space

On July 1, 2014, Armco Shanghai entered into a non-cancelable operating lease for office space that will expire on July 31, 2016. The annual lease payment is RMB 674,933 (approximately $109,631).

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

250,000 common shares earned for the quarter ended September 30, 2014 were valued at $0.15 per share, which was the market price on quarter end date, or $37,500, which was recorded as consulting expenses.

Legal Services Agreement – All Bright Law Offices

On April 7, 2014, the Company entered into a Legal Services Agreement (“Legal Agreement”) with All Bright Law Office. Pursuant to the Legal Agreement, All Bright agreed to provide Chinese-law related legal counsel services from April 1, 2013 to March 31, 2015 in exchange for 500,000 shares of common stock of the Company. These shares are earned ratably over the term of the agreement and the unearned shares are forfeitable in the event of nonperformance by the All Bright.

Shares Earned during the Year Ending December 31, 2014

125,000 common shares earned for the quarter ended June 30, 2014 were valued at $0.27 per share, which was the market price on quarter end date, or $33,750, which was recorded as legal expenses.

125,000 common shares earned for the quarter ended September 30, 2014 were valued at $0.15 per share, which was the market price on quarter end date, or $18,750, which was recorded as legal expenses.

Issuance of Common Stock under the 2009 Stock Incentive Plan as Amended

On February 8, 2012, the Company awarded 1,500,000 shares of its restricted common stock, par value $.001 per share, pursuant to the Amended and Restated 2009 Stock Incentive Plan, to Mr. Kexuan Yao, the Company’s Chief Executive Officer. The term of employment under the agreement is from January 1, 2012 (the “Effective Date”) until December 31, 2014, unless sooner terminated in accordance with the terms of the Employment Agreement. These shares were valued at $0.499 per share or $748,500 on the date of grant and are amortized over the vesting period, or $62,375 per quarter. During the nine months ended September 30, 2014, a total of $187,125 stock-base compensation expense was recognized.

On May 3, 2013, the Company agreed to pay Director Mr. Weiping Shen 50,000 shares of the Company’s restricted common stock in conjunction with his re-appointment to the Company's board of directors vesting 50% on September 30, 2013 and 50% on May 3, 2014.  The restricted stock vests only if Mr. Shen is still a director of the Company on the vesting date (with limited exceptions), and the shares are eligible for the payment of dividends, if the Board of Directors was to declare dividends on the Company’s common stock. These shares were valued at $0.389 per share or $19,450 on the date of grant and are being amortized over the vesting period, or $4,863 per quarter. During the nine months ended September 30, 2014, a total of $6,484 stock-base compensation expense was recognized.

On January 2, 2014, the Company agreed to pay Director Mr. Kam Ping Chan 6,250 shares of the Company’s restricted common stock in conjunction with his re-appointment to the Company's board of directors vesting 50% on June 30, 2014 and 50% on December 31, 2014, effectively January 1, 2014.  The restricted stock vests only if Mr. Chan is still a director of the Company on the vesting date (with limited exceptions), and the shares are eligible for the payment of dividends, if the Board of Directors was to declare dividends on the Company’s common stock. These shares were valued at $0.323 per share or $2,019 on the date of grant and are being amortized over the vesting period, or $505 per quarter in 2014. During the nine months ended September 30, 2014, a total of $1,514 stock-base compensation expense was recognized.

On April 9, 2014, the Company granted 2,329,958 shares of its common stock to certain of its employees for the first quarter of their 2014 service of approximately $838,785, in lieu of cash, which were recorded as compensation expense for the quarter ended March 31, 2014.

Summary of the Company’s Amended and Restated 2009 Stock Incentive Plan Activities

The table below summarizes the Company’s Amended and Restated 2009 Stock Incentive Plan activities:

	Number of
	Shares or	Fair Value at
	Options	Date of Grant

Balance, December 31, 2012	4,198,881	$2,614,951

Options – granted	-	-

Options – canceled	-	-

Shares – granted	1,419,532	662,256

Shares – canceled	(-)	(-)

Balance, December 31, 2013	5,618,413	$3,277,207

Vested, December 31, 2013	5,101,746	3,023,732

Unvested, December 31, 2013	516,667	$253,475

Options – granted	-	-

Options – canceled	-	-

Shares – granted	2,336,208	840,804

Shares – canceled	(-)	(-)

Balance, September 30, 2014	7,954,621	$4,118,011

Vested, September 30, 2014	7,826,496	4,055,132

Unvested, September 30, 2014	128,125	$62,879

As of September 30, 2014, there were 245,379 shares of common stock remaining available for issuance under the Amended and Restated 2009 Stock Incentive Plan.

During the nine months ended September 30, 2014, the Company issued 60,000 adjustment shares to four investors pursuant to the anti-dilution provision of the Company’s 2008 Offering Subscription Agreement, which was triggered by the Company’s 2013 offering. Per the anti-dilution provision, the investors are entitled to an adjustment to the Purchase Price for such shares that they purchased in the 2008 Offering and have held the purchase from 2008 offering to January 28, 2013 (2013 Offering date). The Company debit additional paid in capital and credit to common stock of $60 to reflect this transaction.

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

The effective rate is 81.1% and 13.5% for the nine months ended September 30, 2014 and September 30, 2013, respectively.

Note 15 – Concentrations and Credit Risk

Credit Risk Arising from Financial Instruments

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents.

As of September 30, 2014 and December 31, 2013, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, none of which are insured. However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

Customers and Credit Concentrations

Customer concentrations and credit concentrations are as follows:

	Net Sales		Accounts Receivable
	for the Interim Period Ended		at
	September 30,	September 30,	September 30,	December 31,
	2014	2013	2014	2013

Customer A	-%	-%	-%	33.8%

Customer B	-%	24.0%	-%	25.1%

Customer C	15.7%	-%	21.1%	18.3%

Customer D	65.8%	-%	67.7%	-%

Customer E	-%	18.7%	-%	-%

Customer F	-%	12.6%	-%	-%

	81.5%	55.3%	88.8%	77.2%

A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition.

Vendor Concentrations

Vendor purchase concentrations and accounts payable concentration as follows:

	Net Purchases		Accounts Payable
	for the Interim Period Ended		at
	September 30,	September 30,	September 30,	December 31,
	2014	2013	2014	2013

Vendor A	88.2%	75.3%	89.1%	86.0%

Vendor B	10.1%	-%	-%	-%

	98.3%	75.3%	89.1%	86.0%

Note 16 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued.  The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follows.

On October 29, 2014, the Company received a conversion notice from its convertible notes holder, Hanover, to convert $30,000 plus interest of $263 of the note into 332,127 shares of the Company's common stock, at a conversion price of $ 0.09112 per share.

On October 29, 2014, the Company issued a convertible promissory note to KBM Worldwide, Inc. in the amounts of $78,500 with annual interest rate of 8%.  The note is convertible at 63% of the average 3 lowest closing bid prices for the last 10 trading days after 180 days following the Date of Issuance.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our consolidated financial condition and results of operations for the three and nine months ended September 30, 2014 and 2013 should be read in conjunction with the consolidated financial statements, including footnotes, and other information presented elsewhere in this report.

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

              China’s gross domestic product growth fell to 7.3% in the third quarter, the slowest rate since the depths of the global financial crisis in 2009. The raw material used for steel collapsed into a bear market this year as industry majors Rio Tinto Group, BHP Billiton Ltd and Vale SA expanded supplies, spurring a global glut just as economic growth in China slowed. While lower iron ore prices are helping the Chinese steelmakers' operating margins, demand for steel is weak because of slower economic growth. Consumption in the first eight months of the year dropped 0.3 percent to 500 million tonnes. This, the first decline in steel demand in China since 2000, follows the slowdown in the property market, which in turn is causing other areas of the economy to slow. The impact of lower demand and lower raw material prices is that steel rebar prices have fallen around 30 percent this year. The lower iron ore prices have raised steel producers’ margins, which has encouraged them to boost output but demand growth is absent. While slower GDP growth raises the possibility that China government will fall back on fresh stimulus measures, the concerns about excess debt could stay its hand. The main raw materials used for steel, including iron ore, manganese ore and chrome ore, all declined during the quarter. Under the pressure from the constant declining price of iron ore, scrap steel demand and price remained sluggish in the third quarter. In respond to the market change, we continued to adjust and improve our product in selection and process. In the trading business, we continued to cut our purchases and sales in metal ores to manage market risks. In the recycling business, we significantly increased the recycling process in separating and producing more high value non-ferrous scrap products from scrap materials and also continued to increase the sales in the billet that earns higher profit margin. Mainly attributable to these efforts, our revenue and gross profit for the first nine months of 2014 increased significantly by 20% and 812%, respectively, compared to same period of last year. The gross profit significant increases were partially attributable to $1.47 million and $1.9 million of inventory reserve reversal, respectively, for the three and nine months ended September 30, 2014. Consequently, the strong growth in the third quarter turned the overall financial results into profitable resulting a net income of $4.8 million and $0.42 million, respectively, for the three and nine months ended September 30, 2014.

                We have been taking the initiative in the changing market to maintain our operation flexibility in our trading business and to refine our business model in response to unpredictable fluctuations in market prices.  We seek to secure longer term supply contracts in response to known opportunities rather than sell goods purchased in the spot market.  Where possible, we structure transaction-specific terms with our customers in order to better manage risk and ensure an acceptable profit margin.  While this process may limit certain trading opportunities, we believe that it will enhance our competitive position in the long run. We have developed pre-selling model to supplement our cash flow. We continued to develop our “Commodity Financing” model, first introduced in the third quarter of 2012, that enables us to provide financing service for our clients and liquidate the ore inventories stockpiled at the ports. To manage market risks, we are evaluating other potential methods such as diversifying products and hedging tools. During the third quarter we added a new product, "woodchip", to our trading business line which our business development team has conducted extensive market and industry research and feasibility study, including but not limit, international vendor and product sourcing, shipping and logistic analysis, financing facility arrangement, and customer identification and network. While keep confident in our metal ore trading and recycling business, management has been making efforts to diversify our product line and develop new profitable products into our business line. With the proven ability and expertise of our team in international trading and sourcing, we have the unique advantage to expand our business scope and carry new product which offers mitigated risks and high return potential. We expect to consummate the first trial shipment and sales of woodchip in the fourth quarter of 2014.

              We formally commenced the operation of our scrap metal recycling facility in the Banqiao Industrial Zone of Lianyungang Economic Development Zone in the Jiangsu province of China (the “Recycling Facility”) late in the third quarter of 2010. The Recycling Facility recycles automobiles, machinery, building materials, dismantled ships and various other scrap metals.  We sell and distribute the recycled scrap metal to the metal refinery industry in China utilizing our existing network of metal ore customers while continuing to seek new customers. During the third quarter of 2014, our net revenue in the scrap metal recycling business increased by 167% to $32.1 million from $12.0 million in the third quarter of 2013. Our production increased by 66% to 57,497 metric tons (“MT”) from 34,692 MT in the third quarter of 2013. For the third quarter of 2014, our scrap metal business sold approximately 62,196 MT of scrap metals, generating approximately $32.1 million of revenue and $8.4 million of gross profit; for the first nine months of 2014, our scrap metal business sold approximately 126,275 MT, generating approximately $65 million of revenue and $9.9 million of gross profit.

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

We utilize bank facilities and sales of our debt securities to finance our operations and expansions. We maintain eight bank facilities, which provide for the issuance of commercial lines of credit for letters of credit in the aggregate amount of $81 million, of which approximately $70 million is available to us at September 30, 2014.

Pending Acquisition of Draco Resources, Inc.

               We disclosed the pending transaction in our last quarterly report and proxy statement and its amendment and updated the status in our Form 8Ks. As disclosed in our latest Form 8K, On October 26th , 2014, the Company was served with a lawsuit filed in Superior Court in the County of San Mateo, California (Progressive Environmental Services, Inc. vs. Metawise Group, Inc., Draco Resources, Inc., Metamining, Inc., Songquiang Chen and Armco Metals Holdings, Inc.). The complaint alleges various causes of actions against the parties other than the Company and with respect to the Company seeks declaratory relief as well as a temporary and permanent injunction to preclude the Company from acquiring a 31.37% interest in Draco from Metawise at the Company’s forthcoming annual meeting scheduled to be held on November 17, 2014. Counsel for Armco has reviewed the lawsuit filed in Superior Court in the County of San Mateo, California by Progressive Environmental Services, Inc. against Metawise Group, Inc., Draco Resources, Inc., Metamining, Inc., Songquiang Chen and Armco Metals Holdings, Inc. Progressive seeks a permanent injunction that would prevent the Company from acquiring any shares in Draco Resources from Metawise. Progressive currently is not seeking any monetary damages from the Company. Based on its initial review and research, counsel believes there is a legal basis to seek dismissal of the Company from lawsuit. Counsel is in agreement with the Company that that vote to acquire shares in Draco Resources and election of Mr. Chen to the Company's Board of Directors which are scheduled to take palce at the annual meeting on November 17 should be deferred pending the outcome of the litigation against Metawise and Mr. Chen. Moving forward with the acquisition or the election of Mr. Chen would inhibit the Company's ability to seek dismissal from the lawsuit.

Our Performance

Our net revenues increased by approximately 57% in the third quarter of 2014 compared to the same period in 2013 and our gross profit margin increased significantly to 26.1% from -9.1%. Our operating expenses decreased by 6% or $0.07 million in the third quarter compared to the same period in 2013 mainly due to the decreases in general and administrative expenses and operating cost of idle manufacturing facility.  Our net income in the third quarter was $4.8 million, compared with net loss of -$3.5 million in the third quarter of 2013.  The substantial increase in profit was primarily resulted from significant increase in both net revenue and gross margin of our recycling business during the quarter. By business section, in third quarter our net revenue from recycling business increased by 167% to $32 million from $12 million and the gross margin increased to 26% from -15.5% respectively, compared to same period of 2013.  Our net revenue from trading business decreased by 99% to $0.1 million from $8.5 million and the gross margin increased to 36.39% from 2.12%, respectively, compared to the same period of 2013.

Our net revenues increased by 20% in the first nine months of 2014 compared to the same period in 2013 and our gross profit margin increased significantly to 13.7% from 1.8%, respectively.  The increase in revenues in the first nine month was due to significantly increased sales from our recycling business during the first nine months compared to the same period of 2013 and partially offset by the decrease in revenues from metals ore trading business in the first nine months compared to same period of 2013. The improved gross margin was primarily attributable to the significantly increased gross profit in our recycling business and $1.9 million of inventory reserve of reversal for the period.  Our operating expenses during the first nine months of 2014 increased by $0.5 million or 12.5% compared to the same period in 2013, mainly due to increased professional fees, general and administrative expenses and selling expenses.  Our net income for the first nine months of 2014 was $0.4 million, compared to net loss of $3.7 million from the same period of a year ago.  The 2014 results reflect the increased revenue and profit margin occurred mainly in the third quarter of 2014.

RESULTS OF OPERATIONS

The table below summarizes the consolidated operating results for the three and nine months ended September 30, 2014 and 2013.

	For the Nine Months Ended September 30,				For the Three Months Ended September 30,
	2014		2013		2014		2013
Net revenues	$74,996,063	100%	$62,497,489	100%	$32,198,170	100%	$20,470,236	100%
Cost of goods sold	64,698,705	86.3%	59,377,256	95.0%	23,799,849	73.9%	20,827,982	101.7%
Lower of Cost or market adjustment	-		1,991,275	n/a	-		1,509,350	n/a
Gross profit	10,297,358	13.7%	1,128,958	1.8%	8,398,321	26.1%	(1,867,096)	(9.1)%
Total operating expenses	4,688,727	6.3%	4,166,070	6.7%	1,147,461	3.56%	1,221,089	6.0%
Operating income (loss)	$5,608,631	7.5%	$(3,037,112)	(4.9)%	7,250,860	22.5%	(3,088,185)	(15.1)%

Net Revenues

Net revenues for the third quarter of 2014 increased by approximately 57.3% over the same period in 2013, primarily as a result of an increase in sales of scrap steel of $17.7 million and an increase in sales of billet of $2.4 million, partially offset by $8.6 million decrease in sales of chromium.

Net revenues for the first nine months of 2014 increased by approximately 20% over the same period in 2013, mainly as sales of scrap steel increased by $18.7 million and sales of billet increased by $6.5 million, partially offset by $9.8 million decrease in sales of chromium, $2.3 million decrease in sales of manganese, and $ 0.7 million in sales of titanium. Revenue for the nine month period increased compared to the same period of 2013 primarily due to increased orders for our products received from our existing major customers in the period. The type of products we buy and sell are subject to change and are dependent upon availability and the demands of our customers.

Cost of Goods Sold

Cost of goods sold for the third quarter of 2014 was $23.8 million, an increase of $1.5 million over the same period in 2013 and represents a gross profit margin of 26.1% compared to -9.1% in the third quarter of 2013. This gross profit margin increase was primarily due to the significantly increased margins on our sales of scrap metals which we sorted out and produced high value of non ferrous scraps from the raw materials of scraps acquired at lower cost and we had an inventory reserve of reversal of $1.5 million as result of the price recovered from the write-off in the previous period.

For the first nine months of 2014, cost of goods sold was $64.7 million, an increase of $3.33 million from the same period in 2013, and represents a gross profit margin of 13.7% compared to 1.8% for the same period in 2013. This profit margin increase was, as described previously, primarily due to the increase in profit margins in sales of scrap metals compared to same period in 2013 and an inventory reserve of reversal of $1.99 million in the period.

Total Operating Expenses

Operating expenses for the three and nine months ended September 30, 2014 were $1.1 million and $4.7 million, representing a decrease of $0.07 million and an increase of $0.5 million, compared to the three and nine months ended September 30, 2013, respectively.

For the three months ended September 30, 2014, the decrease in operating expenses was primarily due to a decrease in general and administrative expenses of $0.11 million, and a decrease in operating cost of idle manufacturing facility of $0.10 million.  These decreases were partially offset by an increase in profession fees of $0.11 million including legal fees, audit fees, investor relations, website design and SEC filing services, and an increase in selling expenses of $0.01 million due to increased sales.

For the nine months ended September 30, 2014, the increase in operating expenses was primarily due to an increase in professional fees of $0.15 million including legal fees, audit fees, investor relations, website design and SEC filing services, an increase in general and administration expenses of $0.15 million, an increase in selling expenses of $0.13 million, and an increase in operating cost of idle manufacturing facility of $0.10 million.

Other (Income) expense

Total other expense for the three and nine months ended September 30, 2014 were $0.66 million and $3.4 million, respectively. During the three and nine months ended September 30, 2013, we had other expenses of $0.47 million and $0.6 million, respectively.

For the three months ended September 30, 2014, interest expenses increased $0.27 million over the comparative period in 2013, mainly due to increases in use of borrowings in the third quarter, interest income decreased $0.04 million compared to last same period, and we had a loss on sales of marketable securities of $0.04 million for the quarter. These increases in total other expenses were partially offset by a $0.15 million increase in other income and a decrease in loan guarantee expense of $0.01 million.

For the nine months ended September 30, 2014, total other expenses increased $2.7 million, compared to the same period in 2013, mainly due to an increase in non-cash interest expense of $1.7 million as result of discount associated with conversion of convertible notes, an increase in change in fair value of derivative liability of $1.03 million and a loss on sales of marketable securities of $0.04 million. These increases in total other expenses were partially offset by an increase in other income of $0.04 million, a decrease in loan guarantee expense of $0.02 million, and an increase in interest income of $0.01 million.

Income tax (benefit) expense

Income tax (benefit) expenses for the three and nine months ended September 30, 2014 was $1.8 million for both periods. In the comparative periods in 2013, income tax (benefit) expense was $($12,618) and $0.05 million, respectively.  The increase in income tax payable was due to the increase in income from our recycling business in the third quarter of 2014 which is subject to a 25% income tax rate.

The effective rate is 81.1% and 13.5% for the nine months ended September 30, 2014 and September 30, 2013, respectively. The high effective rate was mainly due to the net income generated by our Renewable Resources subsidiary was offset by other entities’ net losses and led to a much smaller total net income at consolidate level.

Net income (loss)

Our net income in the third quarter of 2014 was 4.8 million, compared with a net loss of $3.5 million in the third quarter of 2013. The significant improvement in profit is primarily due to the substantial increase in gross profit margin to 26% in this quarter from -9.1% of same period in 2013 and the 57% increase in net revenue compared to same period of last year described above, partially offset by a $0.2 million increase in total other expenses.

Our net income for the first nine months of 2014 was $0.42 million, compared to net loss of $3.7 million from the same period of 2013 due to an increase of $9.2 million in gross profit, partially offset by an increase of $0.5 million in total operating expenses, an increase in total other expenses of $2.8 million and an increase of $1.7 million in income tax provision, each of them described above.

Comprehensive Income (Loss)

During the three and nine months ended September 30, 2014, our comprehensive income amounted to $4.8 million and $0.11 million, respectively, compared to comprehensive loss of $3.0 million and $2.7 million in the comparative periods in 2013, respectively. Comprehensive income (loss) consists of our net income and other comprehensive income, including change in unrealized loss of marketable securities and foreign currency translation gain (loss).  The functional currency of four of our subsidiaries operating in the PRC is the Chinese Yuan or RMB. The financial statements of our subsidiaries are translated to U.S. dollars using the exchange rate prevailing as of the date of the balance sheet for assets and liabilities, and average exchange rates (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations.  As a result of these translations, we reported a foreign currency translation loss of $0.38 million the first nine months of 2014, comparable to a gain of $1.1 million for the same period in 2013. These non-cash losses and gains had the effect of decreasing our reported comprehensive income in 2014 and increasing in 2013, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash.

 The following table provides certain selected balance sheet comparisons as of September 30, 2014 and December 31, 2013.

			Increase
	30-Sep-14	31-Dec-13	(decrease)%
Cash	$544,741	$596,557	$(51,816)	(8.7)%
Pledged deposits	497,899	4,652,222	(4,154,323)	(89.3)%
Marketable securities	432,520	519,129	(86,609)	(16.7)%
Accounts receivable, net	53,682,200	25,595,516	28,086,684	109.7%
Inventories	13,966,770	20,456,920	(6,490,150)	(31.7)%
Advance on purchases	632,933	733,285	(100,352)	(13.7)%
Prepayments and other current assets	828,429	1,181,371	(352,942)	(29.9)%
Total Current Assets	70,585,492	53,735,000	16,850,492	31.4%

Loan payable	17,611,095	27,415,638	(9,804,543)	(35.8)%
Banker's acceptance notes payable and LC	1,765,291	8,473,217	(6,707,926)	(79.2)%
Current maturities of capital lease obligation	719,800	904,990	(185,190)	(20.5)%
Accounts payable	26,100,236	10,062,463	16,037,773	159.4%
Advance received from Chairman and CEO	846,690	668,332	178,358	26.7%
Due to related party	411,880	403,141	8,739	2.2%
Customer deposits	1,465,206	649,488	815,718	125.6%
Corporate income tax payable	2,607,237	822,207	1,785,030	217.1%
Derivative Liability	5,688	61,429	(55,741)	(90.7)%
Value added tax and other taxes payable	3,885,994	2,202,331	1,683,663	76.4%
Accrued expenses and other current liabilities	1,707,725	1,228,753	478,972	39.0%
Total Current Liabilities	57,126,842	52,891,989	4,234,853	8.0%

               Our cash balance at September 30, 2014 totaled $0.54 million, a decrease of $0.1 million as compared to $0.6 million at December 31, 2013.  At September 30, 2014 our working capital was $13.5 million, as compared to $0.8 million at December 31, 2013. This increase in working capital is mainly as result of conversion of convertible notes to our stock during the first nine months of 2014.

                 Our current assets at September 30, 2014 were $70.6 million, an increase of $16.9 million, or 31%, from December 31, 2013. This overall increase was primarily attributable to the increase of $28.1 million in accounts receivable, partially offset by a decrease of $6.5 million in inventories, a decrease of $4.2 million in pledged deposits, a decrease of $0.4 million in prepayment and other current assets, a decrease of $0.1 million in advance on purchases, a decrease of $0.09 million in marketable securities, and a decrease of $0.05 million in cash.

                 Our accounts receivable increased $28.1 million at September 30, 2014 from December 31, 2013 mainly due to the timing difference between the sales and collections of sales and our collections of scrap metals sales during the quarters. For the account receivable at the quarter end, as of November 7, 2014, approximately $41 million of which has been received and the remaining balance is expect to be received in November and December of 2014.

                 Inventories decreased $6.5 million at September 30, 2014 compared to December 31, 2013, primarily due to our sales of inventories and the decreased purchases in metal ore trading business during the first nine months of 2014.

                Pledged deposits at September 30, 2014 of $0.50 million represent deposits with financial institutions as collateral to letters of credit and bank acceptable notes payable we provide to suppliers for the purchase of inventories. The amounts will be released to pay vendors upon acceptance of goods.

                Our prepayments and other current assets decreased $0.4 million at September 30, 2014 compared to December 31, 2013 primarily due to the decreases in deposits related to our scrap metal recycling operations and prepayments and deposits for our metal ore trading business.

               Advance on purchases decreased $0.1 million at September 30, 2014 compared to December 31, 2013, and consisted of prepayments to vendors for merchandise and deposits on pending purchases. These advances on purchases are customary in our business and help us secure inventory below prevailing market prices, thereby providing us with a better opportunity to increase our gross profit margins.

               Marketable securities decreased $0.09 million at September 30, 2014 compared to December 31, 2013 due to the temporary decrease in the market value of the securities and our sales of portion of the securities on market during the period.

Cash remained flat at around $0.6 million at September 30, 2014 compared to December 31, 2013.

                At September 30, 2014, our total current liabilities increased $4.2 million, or 8%, from December 31, 2013, which reflected  mainly an increase in accounts payable of $16.0 million, an increase in corporate income tax payable of $1.8 million, an increase in value added tax and other taxes payable of $1.7 million, an increase in customer deposits of $0.8 million, an increase in accrued expenses and other current liabilities of $0.48 million, and an increase in advances received from Chairman and CEO of $0.18 million and an increase in short term borrowing of $0.1 million, partially offset by a decrease in loan payable of $9.8 million, a decrease in banker's acceptance notes payable and letter of credit of $6.71 million, a decrease in current maturities of capital lease obligation of $0.19 million, and a decrease in derivative liability of $0.06 million.

               Accounts payable increased $16.0 million at September 30, 2014 compared to December 31, 2013 mainly due to our increased purchases of scrap materials for our recycling production during the third quarter of 2014. All of the payable has been paid as of report date.

               Loans payable decreased $9.8 million at September 30, 2014, compared to December 31, 2013, primarily due to our repayment of short-term borrowing under our letter of credit facilities in the first nine months of 2014. The short-term borrowing usually is used to finance the payment of our purchase and is paid when we collected the payment from our customer. We used collections of accounts receivable to repay these short-term borrowings.

                Banker's acceptance notes payable and letters of credit decreased $6.7 million at September 30, 2014 compared to December 31, 2013 primarily due to a decrease in short-term borrowings used in raw material acquisitions.

                Corporate income tax payable increased $1.79 million at September 30, 2014, compared to December 31, 2013. The increase is mainly due to the significant increase in income from our recycling business operation.

               Value added tax and other taxes payable increased $1.68 million at September 30, 2014 from December 31, 2013 mainly due to the increased sales in the first nine months of 2014.

               Customer deposits increased $0.82 million at September 30, 2014, compared to December 31, 2013. This increase is due to timing of customer orders and amounts that we require for deposits and the orders we delivered against the customer deposits.  We recognize customer deposits as revenue when the goods have been delivered and the risk of loss has transferred to the customer either at the port of origin or port of destination based on the shipping terms we agree to with our customer.

Accrued expenses and other current liabilities increased $0.48 million at September 30, 2014, compared to December 31, 2013. The increase was mainly due to the increase in the accrued cost for our increased recycling production.

Current maturities of capital lease obligation decreased $0.19 million at September 30, 2014 compared to December 31, 2013 reflecting the decrease of capital lease obligation due within one year.

At September 30, 2014, we owed our Chairman and CEO, Mr. Kexuan Yao, $0.85 million for funds he advanced to us for working capital purposes, a net increase of $0.18 million from December 31, 2013 as result of new advances used for our operation during the first nine months of 2014.

We do not have any commitments for capital expenditures at September 30, 2014.

As of September 30, 2014, we had invested a total of approximately $51.2 million for the acquisition of land use rights, construction and equipment purchases for the facilities we operate. We expect to expand the production capacity at the facilities in the future and to build or acquire additional facilities in the future, depending on market conditions.   We have not set a timeframe for this expansion.

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

We have bank facilities which provide for cash borrowings or the issuance of commercial letters of credit that we require in our metal ore trading business in the aggregate amount of $81 million. Approximately $70 million was available under these facilities at September 30, 2014. We have approximately $20 million of debt which become due within the next 12 months. We expect to satisfy these obligations through our operation.

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

We have entered into a number of bank financing and debt arrangements which provide working capital, including:

On November 8, 2013, we consummated the transactions contemplated by the Purchase Agreement dated November 4, 2013 with Hanover Holdings I, LLC and issued a senior convertible note pursuant to the Purchase Agreement. The full disclosure is included in the Form 8K filed with SEC on November 13, 2013. On November 13, 2013, we issued 47,022 commitment shares to the investor as per the Purchase Agreement. On December 26, 2013, we filed an S-1 registration statement pursuant to the Purchase Agreement which was effective on February 14, 2014. We received total proceeds of $800,000 under the note in two tranches, $300,000 on November 8, 2013 and $500,000 on March 3, 2014. As of November 1, 2014, all of the principal and accrued interest under the note have been converted to common stock of the Company.

On August 27, 2014, the Company issued a convertible promissory note to MAGNA EQUITIES II, LLC in the amounts of $100,000 with annual interest rate of 8%. The note is matured on August 27, 2015, with conversion right after 180 days following the Date of Issuance.

On October 29, 2014, the Company issued a convertible promissory note to KBM Worldwide, Inc. in the amounts of $78,500 with annual interest rate of 8%. The note is convertible at 63% of the average 3 lowest closing bid prices for the last 10 trading days after 180 days following the Date of Issuance.

On October 10, 2014, our subsidiary Armco Metals International Limited (“Armco HK”) extended the Banking Facilities Agreement with DBS Bank (Hong Kong) Limited (originally entered on December 21, 2011) of $20,000,000 for issuance of commercial letters of credit in connection with the Company’s purchase of metal ore.  The Company pays export sight letter of credit bill transit interest at 1.75% per annum over LIBOR or 1.75% per annum over bank's cost of funds, and pays export usance letter of credit bill transit interest at 2% per annum over LIBOR or 2% per annum over bank's cost of funds. Amounts advanced under this facility are repaid from the proceeds of the sale of metal ore.  The lender may terminate the facility at anytime at its sole discretion. The facility is secured by the charge on cash deposit of the borrower, the borrower’s restricted pledged deposit in the minimum amount of 3% of the letter of credit amount, the Company’s letter of comfort and the guarantee of Mr. Kexuan Yao.  At September 30, 2014, the balance outstanding under this facility was $149,197.

On March 25, 2014, Armco HK extended the uncommitted Trade Finance Facility with RZB Austria Finance (Hong Kong) Limited (originally entered on March 25, 2009 and Amendment No. 3 was entered on November 13, 2013). The facility provides for the issuance of $15,000,000 of commercial letters of credit in connection with the purchase of metal ore. The Company pays interest at 200 basis points per annum plus the lender’s cost of funds per annum on issued letters of credit in addition to fees upon issuance of the letter of credit of 6.25% for issuance commissions, negotiation commissions, commission-in-lieu and collection commissions. Amounts advanced under this facility are repaid from the proceeds of the sale of metal ore. The lender may, however, terminate the facility at any time or at its sole discretion upon the occurrence of any event which causes a material market disruption in respect of unusual movement in the level of funding costs to the lender or the unusual loss of liquidity in the funding market. The lender has the sole discretion to decide whether or not such event has occurred. The facility is secured by restricted cash deposits held by the lender, the personal guarantee of Mr. Kexuan Yao, the Company’s guarantee, and a security interest in the contract for the purchase of the ore for which the letter of credit has been issued and the contract for the sale of the ore. At September 30, 2014, the outstanding under this facility was $276,000.

                On June 8, 2013, Henan Armco obtained a RMB 30,000,000 (approximately $4.8 million) line of credit from Bank of China for issuance of letters of credit to finance the purchase of metal ore and scrap metal expiring May 23, 2014. The facility is secured by the guarantee provided by our subsidiary, Armco HK formed Armco (Lianyungang) Renewable Metals, Inc. (“Renewable Metals”) and the pledge of movable assets provided by the borrower. Amounts advanced under this line of credit are repaid from the proceeds of the sale of metal ore. The renewal of the facility is under process. At September 30, 2014, no balance was outstanding under this facility.

              On September 10, 2013, Henan Armco obtained a RMB 20,000,000 (approximately $3.2 million) line of credit from ICBC, for issuance of letters of credit to finance the purchase of metal ore and scrap metal expiring one (1) year from the date of issuance. The facility is guaranteed by Renewable Metals and Mr. Kexuan Yao, the Company’s Chairman and Chief Executive Officer. At September 30, 2014, no balance was outstanding under this facility.

              On May 16, 2014, Henan Armco obtained a RMB 96,000,000 (approximately $15.6 million) line of credit from Guangdong Development Bank Zhengzhou Branch for issuance of letters of credit to finance the purchase of metal ore.  The Company pays interest at 120% of the applicable base rate for lending published by the PBC at the time the loan is made on issued letters of credit.  The facility is secured by the guarantee provided by Mr. Kexuan Yao and Renewable Metals jointly and the pledge of movable assets provided by the borrower. Amounts advanced under this line of credit are repaid from the proceeds of the sale of metal ore. At September 30, 2014, no balance was outstanding under this facility.

              On March 15, 2013, Renewable Metals entered into a line of credit facility in the amount of RMB 50,000,000 (approximately $8.1 million) from Bank of China, Lianyungang Branch for the purchase of raw materials. The facility is expiring December 27, 2015 with interest at 7.872% per annum. The facility is secured by Renewable Metals properties, machinery and equipment and land use rights, and guaranteed by Mr. Kexuan Yao, Ms. Yi Chu, and Henan Armco, respectively. At September 30, 2014, the balance outstanding under this facility was $8,123,873.

              On September 10, 2013, Renewable Metals extended (originally entered into on July 24, 2012) a line of credit facility in the amount of RMB 15,000,000 (approximately $2.4 million) from Shanghai Pudong Development Bank for the purchase of raw materials. The term of the facility is 12 months with interest at 120% of the applicable base rate for lending published by the PBOC at the time the loan is drawn down per annum. The facility is secured by Armco machinery’s land use right and guarantees provided Mr. Kexuan Yao, Ms. Yi Chu. At September 30, 2014, the balance outstanding under this facility was $2,355,923.

              On July 1, 2011, Renewable Metals obtained a RMB 72,000,000 (approximately $11.7 million) line of credit from Bank of Communications, Lianyungang Branch expiring two (2) years from the date of issuance, for issuance of letters of credit in connection with the purchase of scrap metal. The letters of credit require Renewable Metals to pledge cash deposit equal to 20% of the letter of credit for letters of credit at sight, or 30% for other domestic letters of credit and for extended domestic letters of credit, the collateral of inventory equal to 166% of the letter of credit. The facility is secured by Renewable Metals inventories and guarantee provided by Mr. Kexuan Yao, the Company’s Chairman and Chief Executive Officer. At September 30, 2014, no balance was outstanding under this facility.

Statement of Cash Flows

For the first nine months of 2014, our net decrease in cash was $0.05 million, and was comprised of $9.4 million used in financing activities, offset by $5.01 million provided by operating activities and $4.24 million provided by investing activities.

For the first nine months of 2013, our net increase in cash totaled $1.4 million, and was comprised of $8.6 million provided by financing activities, offset by $5.3 million used in operating activities and 1.8 million used in investing activities.

Cash Flows from Operating Activities

For the first nine months of 2014 cash provided by operations of $5.02 million was mainly comprised of an increase accounts payable of $16 million, a decrease in inventories of $8.3 million, an increase in taxes payable of $3.49 million, an increase in customer deposits of $0.8 million, an increase in accrued expenses and other current liabilities of $0.60 million, and a decrease in prepayments and other current assets of $0.34 million. These cash outflows were partially offset by an increase in accounts receivable of $28.3 million and an increase in advance on purchases of $0.49 million.

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

Cash Flows from Investing Activities

For the nine months ended September 30, 2014 net cash from in investing activities of $4.24 million was due to proceeds received from the release of pledge deposits of $5.94 million and cash received from sales of marketable securities of $0.11 million, partially offset by payment made toward pledged deposits of $1.82 million.

For the nine months ended September 30, 2013 net cash from in investing activities of $1.8 million was due to proceeds received from the release of pledge deposits of $16.4 million, partially offset by purchases of property and equipments of $0.2 million and payment made toward pledged deposits of $18.0 million.

Cash Flows from Financing Activities

For the nine months ended September 30, 2014 cash used in financing activities of $ 9.44 million was mainly due to repayment of loans payable of $14.49 million, a decrease in banker’s acceptance notes payable of $6.66 million, and repayment of capital lease obligation of $0.34 million, partially offset by proceeds from loans payable of $11.10 million, proceeds from capital lease obligation of 0.16 million, proceeds from convertible notes of $0.6 million, advances from CEO of $0.17, and advances from related party of $0.01 million.

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

Contractual Obligations and Commitments.

 At September 30, 2014, our long-term debt and financial obligations and commitments by due dates were as follows:

	PAYMENTS DUE BY PERIOD
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Contractual obligations
Banker's acceptance notes payable and letters of credit	$1,765,291	$1,765,291	$-	$-	$-
Short-Term Loans Payable	17,611,095	17,611,095	-	-	-
Capital Lease Obligations	719,800	719,800	-	-	-
Operating Lease Obligations	201,045	27,415	173,630	-	-
Purchase Obligations	-	-	-	-	-
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP	-	-	-	-	-
Total	$20,297,231	$20,123,601	$173,630	$-	$-

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

PART II - OTHER INFORMATION

Item 1.          Legal Proceedings.

The Company and its directors are a party to a lawsuit filed on March 29, 2013 by Albert Perron, derivatively on behalf of the Company, in the District Court for Clark County, Nevada (Case No. A- I 3-679151-C), which seeks a declaratory judgment, rescission, unspecified damages, equitable and injunctive relief, and attorney's fees. The Plaintiffs complaint alleges that the directors breached their fiduciary duties to the Company by exceeding their authority under the Company's Amended and Restated 2009 Stock Incentive Plan (the "Plan"), as further amended, by issuing shares to Mr. Kexuan Yao ("Mr. Yao") that exceeded the amount allowed under the Plan. The director defendants William Thomson ("Mr. Thomson") and Mr. Yao have tiled an answer to this lawsuit in which they have denied the claims being made. The Court's previous entry of default against Jinping (K.P.) Chan, Tao Pang and Weiping Shen (collectively, the "Remaining Defendants") has been lifted and their responses to Plaintiff's complaint are due August 20, 2014. Pretrial discovery has been completed, including taking the depositions of Mr. Thomson (Director and Audit Committee Chair) and Christina Xiong (Corporate and Board Secretary). The Company's position is that the shares at issue in this matter were granted to Mr. Yao in accordance with the Plan. The director defendants Mr. Thomson and Mr. Yao moved for summary judgment ("Motion for Summary Judgment") on the Plaintiff's meritless claims on July 18, 2014. The Remaining Defendants intend to join the Motion for Summary Judgment. A briefing schedule was entered by the Court on August 6, 2014, ordering Plaintiff to file a response to the Motion for Summary Judgment on or before August 22, 2014. A hearing on both Plaintiff’s Motion for Summary Judgment against Defendants, and Defendants’ Motion for Summary Judgment Against Plaintiff, was conducted on September 18, 2014.  At that hearing, the Court denied Plaintiff’s Motion for Summary Judgment entirely.  The Court also granted Defendants’ Motion for Summary Judgment in part, and denied it in part.  Both Plaintiff and the Director Defendants have filed Motions for Reconsideration asking the Court to reverse its prior Order regarding summary judgment.  The Court will rule on the Motions for Reconsideration in chambers (with no oral argument) on December 5, 2014.  If the case survives the Court’s ruling on the Motions for Reconsideration, the parties will have a Court conference on December 19, 2014.

           On October 26th , 2014, the Company was served with a lawsuit filed in Superior Court in the County of San Mateo, California (Progressive Environmental Services, Inc. vs. Metawise Group, Inc., Draco Resources, Inc., Metamining, Inc., Songquiang Chen and Armco Metals Holdings, Inc.). The complaint alleges various causes of actions against the parties other than the Company and with respect to the Company seeks declaratory relief as well as a temporary and permanent injunction to preclude the Company from acquiring a 31.37% interest in Draco from Metawise at the Company’s forthcoming annual meeting scheduled to be held on November 17, 2014. Counsel for Armco has reviewed the lawsuit filed in Superior Court in the County of San Mateo, California by Progressive Environmental Services, Inc. against Metawise Group, Inc., Draco Resources, Inc., Metamining, Inc., Songquiang Chen and Armco Metals Holdings, Inc. Progressive seeks a permanent injunction that would prevent the Company from acquiring any shares in Draco Resources from Metawise. Progressive currently is not seeking any monetary damages from the Company. Based on its initial review and research, counsel believes there is a legal basis to seek dismissal of the Company from the lawsuit. Counsel is in agreement with the Company that the vote to acquire shares in Draco Resources and election of Mr. Chen to the Company's Board of Directors which are scheduled to take place at the annual meeting on November 17th should be deferred pending the outcome of the litigation against Metawise and Mr. Chen.  Moving forward with the acquisition or the election of Mr. Chen would inhibit the Company’s ability to seek dismissal from the lawsuit.

Item 1A.       Risk Factors.

The Company is subject to a number of risk factors regarding its business and operations which are described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2013 and our other filings with the Securities and Exchange Commission.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds.

                    On October 29, 2014, the Company received a conversion notice from its convertible notes holder, Hanover, to convert $30,000 plus interest of $263 of the note into 332,127 shares of the Company's common stock, at a conversion price of $ 0.09112 per share.

Item 3.          Defaults Upon Senior Securities.

None.

Item 4.          Mine Safety Disclosures.

Not applicable to our company’s operations.

Item 5.          Other Information.

None.

Item 6.          Exhibits.

No.	Description

10.23

 Form of Amendment No. 2 to Share Exchange Agreement dated August 25, 2014 by and among Armco Metals Holdings, Inc., Draco Resources Inc., Metawise Group Inc., Songqiang Chen, Jian Fang, Changlin Yan, Hongye Chen, Fanjie Wang, Tong Huang, Honglin Zhang and Hongbing Lin (incorporated by reference to the Current Report on Form 8-K as filed with the Securities and Exchange Commission on August 29, 2014).

10.24

Form of Amendment No. 3 to Share Exchange Agreement dated September 22, 2014 by and among Armco Metals Holdings, Inc., Draco Resources Inc., Metawise Group Inc., Songqiang Chen, Jian Fang, Changli Yan, Hongye Chen, Fajie Wang, Tong Huang, Honglin Zhang and Hongbing Lin (incorporated by reference to the Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 23, 2014).

10.25	Form of Convertible Promissory Note of $78,500 dated October 29, 2014 by and between Armco Metals Holdings, Inc. and KBM Worldwide, Inc.
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer*
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema *
101.CAL	XBRL Taxonomy Extension Calculation *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.LAB	XBRL Taxonomy Extension Label Linkbase *
101.PRE	XBRL Taxonomy Extension Presentation **

*	filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Armco Metals Holdings, Inc.
November 14, 2014	By: /s/ Kexuan Yao
Kexuan Yao, Chief Executive Officer

By: /s/ Fengtao Wen
Fengtao Wen, Chief Financial Officer