Form 10-K
period 2014-12-31
Armco Metals Holdings, Inc.
filed 2015-03-30
CIK 1410711

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANTTO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________________ TO __________________________
COMMISION FILE NUMBER: 001-34631

ARMCO METALS HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-0491904
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1065 E. Hillsdale Blvd., Suite 315, Foster City, CA	94404
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(650) 212-7620

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $0.001 per share	NYSE MKT

Securities registered under Section 12(g) of the Act:

N/A
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

☒Yes ☐ No

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

☐Yes ☒No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $12,203,336 as of June 30, 2014.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 6,077,218 shares of common stock are issued and outstanding as of March 27, 2015.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “will,” “should,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or the negative of such terms or other comparable terminology. This report includes forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about risks associated with:

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

You should read thoroughly this report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements including those made in Part I. Item 1A. Risk Factors appearing elsewhere in this report. Other sections of this report include additional factors, which could adversely impact our business and financial performance. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “Armco,” the “Company,” “we,” “our,” “us,” and similar terms refers to Armco Metals Holdings, Inc., a Nevada corporation and our subsidiaries. In addition, “2014” refers to the year ended December 31, 2014, “2013” refers to the year ended December 31, 2013 and “2015” refers to the year ending December 31, 2015.

Unless specifically set forth to the contrary, the information which appears on our website at www.armcometals.com is not part of this report.

All share and per share information in this report gives effect to the 1:10 reverse stock split of our common stock on January 9, 2015.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS.

Overview

We engage in the business of metal ore trading and distribution and scrap metal recycling. Our operations are conducted primarily in China.

In our metal ore trading and distribution business, we import, sell and distribute to the metal refinery industry in China a variety of metal ore that includes iron, chrome, nickel, copper, titanium and manganese ore, as well as non-ferrous metals, and coal. We obtain these raw materials from global suppliers primarily in Brazil, India, Indonesia, Ukraine and the United States and distribute them in China. In addition, we provide sourcing and pricing services for various metals to our network of customers.

In our scrap metal recycling business, we recycle scrap metal at our recycling facility and sell the recycled product to steel mills in China for use in the production of recycled steel. Our recycling facility is located in Banqiao Industrial Zone, part of Lianyungang Economic Development Zone, in the Jiangsu province of China.

Our industry and market

Steel industry and market for iron ore

China is the largest developing country in the world, and the demand for steel has been growing steadily over the past decade as the country continues to experience an industrial revolution. The steel industry is an important basic industry of China’s national economy, and it plays a vital role in the country’s industrialization efforts. Our management believes that domestic steel production in China will continue to increase at current levels as the country continues to grow. According to the World Steel Association, worldwide crude steel production reached 1,662 million metric tons ("MT") for 20141, and increased 1.2% from 2013 to 2014 and 3.5% from 2012 to 2013. Crude steel production in China reached 823 million MT in 2014, and increased 5.6% from 2013 to 2014, 7.5% from 2012 to 2013 and 3.1% from 2011 to 2012. China accounts for 33.8% of the world steel production in 2006, and increased to 49.5% of global production in 2014.

Scrap metal recycling industry

China is the largest market in the world for scrap metal used in the production of steel. China produced 823 million MT of steel in 2014 and expects to produce 814 million MT in 20152. According to a report released at year end of 2013 by the Ministry of Industry and Information Technology (MIIT), steel industry will grow at a slow rate, which will continue to earn merger profit in 2014. Our management anticipates that our growth will be enhanced by the favorable environmental and other economic stimulus policies of the Chinese government. The Chinese government is seeking to, reduce pollution and save energy, and recycling metal offers advantages in line with these goals. Recycling steel requires 60% less energy, reduces air pollution by 86% and water pollution by 76% as compared to the traditional iron ore to steel processing methods, according to China Association of Metal Scrap Utilization ("CAMU"). In addition, recycling metal is believed to be less costly than mining iron ore and manipulating it through the production process to form 'new' steel. Metal does not lose its inherent physical properties during the recycling process and the recycling process drastically reduces required energy and material compared to the refinement from iron ore.

The Chinese government’s stated goal in its 12th Five Year Plan (2011-2015) is to increase consumption of scrap metal by producers from 15% to 20% between 2010 and 2015. The Chinese government estimates that the scrap metals demand will be in 92 million MT which increases 4 million MT comparing to 2013 and 880 million MT of steel will be consumed annually by the year 20153 and therefore domestic demand for scrap is likely to substantially increase by 2015. Accordingly we expect that demand for scrap metal will continue to be strong. For the steel industry, the Chinese government’s stated goal in the 12th Five Year Plan (2011-2015) is to increase consumption of scrap metal by producers from 15% in 2010 to 20% in 2015. The government’s stated goal will have impact on the development of our scrap steel business favorably in the next few years. So it is estimated that China’s total demand for scrap metal in 2015 should be approximately 140 million MT.

The amount of domestic steel available for recycling is largely a function of the amount of steel in products or other applications nearing the end of their useful lives. Much of China’s steel reserves or the steel in use in China today, has only recently been put into use. For example, according to the China Iron and Steel Association, the accumulated steel product consumption in China from 1949 to 2007, or the total volume of steel products consumed during that period, was approximately 4.13 billion MT, of which approximately 2.23 billion MT, or approximately 54%, was consumed in the period from 2001 to 2007. And the consumption from 2008 to 2013 are 7.06 billion MT, 7.62 billion MT, 8.31 billion MT, 9.10 billion MT, 8.40 billion MT, 8.57 billion MT, respectively.

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

1http://www.worldsteel.org/statistics/crude-steel-production.html

2http://www.ecns.cn/business/2015/02-05/153702.shtml

3http://www.hjkxyj.org.cn/ch/reader/view_abstract.aspx?file_no=20111118&flag=1

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

The PRC’s 12th Five Year Plan (2011-2015) implemented beginning January 1, 2011 includes as one of its stated objectives the increase use of recycled steel to save energy and reduce emission. For the steel industry, the 12th Five Year Plan's goal is to increase consumption of scrap metal by producers from 15% in 2010 to 20% in 2015. In addition, according to such Five Year Plan, China will likely to force out low-end steel manufacturers, by way of shutting down their businesses or initiating merger with other manufacturers. The low-end steel manufacturers are believed to have contributed to declining industry profit margins and undermining the government’s goal of more orderly industry development. The planned consolidation in the industry is expected to expel a number of small unqualified players and better discipline the industry. We expect to benefit from this policy to achieve more market shares as a qualified company. We expect that the customer and supplier bases for our metal recycling operations will increase as a result of the 12th Five Year Plan and we believe we are well-positioned to benefit directly from this government mandate in 2014 and beyond. According to China Association of Metal scrap utilization (CAMU), year 2015 to 2020 would be a Climax of automatic and vessels recycling, with the rapid accumulation of the steel scrap and the requirement for energy conservation and emission reduction, extensive use of recycled steel would be foreseeable.

Our metal ore trading and distribution business

We believe that we are a leader in China in the trading and distribution of metal ore to the metal refining industry in China. We have also started trading and distribution of non-ferrous metals in China since 2013. Our products include a wide variety of metal ores such as iron ore, chrome ore, nickel ore, copper ore, manganese ore and scrap metal. We obtain our products from global suppliers in primarily Brazil, India, Indonesia, Ukraine, and the United States. We have established strong relationships with our clients and service their needs through our internal sales representatives and other company resources.

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

●	Copper ore, which is used as a heat conductor, an electrical conductor, as a building material and as a constituent of various metal alloys;

●	Manganese ore, which is a chemical element that is used industrially as pigments and as oxidation chemicals;

●	Magnesium ore, which is used in aluminum alloying. The addition of magnesium to aluminum produces high-strength, corrosion-resistant alloys; and

●	Titanium ore, which is one of the most widely distributed elements in the crust and an important raw material to manufacture titanium products and electrode coating.

The following table sets forth our major customers for metal ore whose sales accounted for more than 10% of our total revenues for 2014:

●	Bao Steel Resources International Company Ltd.;
●	Broad Max Holding Ltd.; and
●	Sundial Metals and Minerals Ltd.

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

Our metal recycling operations

In the third quarter of 2010, we commenced formal operations at our recycling facility which is located in Banqiao Industrial Zone, part of Lianyungang Economic Development Zone in the Jiangsu province of China. Jiangsu province, located in eastern PRC, is considered as one of the China’s major industrial centers. Lianyungang is home to one of the China's ten largest deep-sea ports and has large ship access. Lianyungang is also located near 11 steel mills in the Jiangsu province. Our recycling facility is strategically located near this deep-sea port.

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

In 2014 and 2013, we sold scrap metal of approximately 193,106 MT and 157,772MT, respectively. The following table sets forth our major customers for scrap metal whose sales accounted for more than 10% of our total revenues for the year of 2014: :

●	LianYunGang TongKe MaoYi Co., Ltd.;
●	WuXi ZhuLian Renewable Co., Ltd.; and

In 2014, we entered into short-term agreements with multiple small deliveries at spot prices with local suppliers for the purchase of scrap metals. The raw scrap metal that we purchase is transported to the recycling facility primarily via railroads, waterways and major highways. The recycling facility is located in close proximity to transportation facilities, 11 kilometers to railroads and 10 kilometers to shipping ports. Similar to our metal ore business, our current practice in our recycling business is to enter into single transaction contracts for the purchase and sale of scrap metal. In the future, our goal is to enter into either long-term contracts with suppliers of scrap metal or negotiated spot sales contracts which establish the quantity purchased for the month and also to implement our platform model described as below.

In 2014 we continued to develop the business model, “Platform Model”, in our recycling operation which our business partners and customers involved in the entire recycling process from participating in acquisition and preparation of raw materials to delivering of processed scrap products. Our profits, by nature, mainly generate from the process fees by taking advantage of our facility and equipment as a platform for recycling scrap metals. The new business model differs from our prior business model in several aspects of transaction process and the comparison is shown as below table.

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

Our ability to process and fulfill orders and manage inventory depends on the efficient and uninterrupted operation of the recycling facility. In addition, our products are usually transported to customers by third-party truck, rail carriers and vessel services. As a result, we rely on the timely and uninterrupted performance of these third party shipping companies. Due to factors beyond our control, including changes in fuel prices, political events, governmental regulation of transportation, changes in market rates, carrier availability and disruptions in transportation infrastructure, we may be forced to increase our charges for transportation services. Consequently, we may not be able to transport our products in a timely and cost-effective manner. Any interruption in our operations or interruption or delay in transportation services could cause orders to be canceled, lost or delivered late, goods to be returned or receipt of goods to be refused. As a result, any disruption could negatively impact our relationships with our customers and have a material adverse effect on our business, financial condition and results of operations.

Our primary target customers in our scrap metal recycling operations are steel mills, which use our recycled metal in the production of steel. In December 2012 and January 2013, we entered into annual sales agreements with Jiangsu Lihuai Steel Co., Ltd. and ZhongJin Renewable Resources (Tianjin) Investment Co., Ltd., respectively. The number of our major customers for our recycling business has increased to 16 since we started our recycling operation. We also expanded our supplier base which we have been working with13 middle and large-scale suppliers whose annual supply capacity is over 1 million MT since 2010 when we started the recycling operation.

Sales and marketing

We operate our sales network through our offices in China and we supervise certain import and export activities in our office in California. As of March 2015, our sales and marketing team included approximately 6 employees. Our sales teams are responsible for coordinating with our PRC customers, and our U.S. staff focuses on both overseas and PRC customers. Members of our sales team contact our customers to negotiate sales orders and prices and provide after-sales services, including delivery logistics and handling questions and feedback on our products. The sales team members in China and the United States also visit customers to provide administrative and logistical support where necessary.

Competition

Each of our business units operates in highly competitive environments.

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

In the 12th Five Year Plan, China is aiming to increase the share of top ten steel manufacturers with intention to achieve an economy of scale, energy-efficiency and better bargaining power with raw material suppliers. A consolidated steel industry is also expected to have a positive effect on global steel markets as greater competitiveness and therefore production discipline will gradually solve the problem of overcapacity. We are facing challenges as well as opportunities. We expect to benefit from a better regulated and healthier market and achieve more market shares when malignant competition and small unfair players gradually phase out from the industry. China's proposal of building the Silk Road economic belt, aims to better connect the Asian and European markets, would be a mitigation for current excess capacity by assisting with massive infrastructure projects.

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

SAFE has promulgated regulations that require Chinese residents and PRC corporate entities to register with local branches of SAFE in connection with their direct or indirect offshore investment activities. Under the SAFE regulations, Chinese residents who make, or have previously made, direct or indirect investments in offshore companies will be required to register those investments. In addition, any Chinese resident who is a direct or indirect stockholder of an offshore company is required to file or update the registration with the local branch of SAFE with respect to that offshore company regarding certain material changes to the capital of the offshore company. If any Chinese stockholder fails to make the required SAFE registration or file or update the registration, the Chinese subsidiaries of that offshore parent company may be prohibited from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to their offshore parent company. In addition, the offshore parent company may also be prohibited from injecting additional capital into its Chinese subsidiaries. Moreover, failure to comply with the various SAFE registration requirements described above could result in liability under Chinese laws for evasion of applicable foreign exchange restrictions.

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

We are also subject to numerous Chinese provincial and local laws and regulations relating to the protection of the environment that are highly relevant to our metal ore business and the recycling facility. These laws continue to evolve and are becoming increasingly stringent. The ultimate impact of complying with such laws and regulations is not always clearly known or determinable because regulations under some of these laws have not yet been promulgated or are undergoing revision. In 2014 and 2013 we did not spend any funds related to compliance with environmental regulations.

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

Governmental policy

PRC’s 12th Five Year Plan (2011-2015) implemented beginning January 1, 2011 includes as one of its stated objectives the increase use of recycled steel to save energy and reduce emission. For the steel industry, the 12th Five Year Plan's goal is to increase consumption of scrap metal by producers from 15% in 2010 to 20% in 2015. In addition, according to such Five Year Plan, China will likely to force out low-end steel manufacturers, by way of shutting down their businesses or initiating merger with other manufacturers. The low-end steel manufacturers are believed to have contributed to declining industry profit margins and undermining the government’s goal of more orderly industry development. On January 1, 2015, a new environmental protection law took place in China and is perceived as the most progressive and stringent law in the history of environmental protection, which would speed up the expelling of unqualified players, while benefit for qualified players. The expelling of unqualified players would promote industrial upgrading and benign competition.

The Market Access Conditions for Scrap Iron and Steel Processing Industry, or the Market Access Conditions, are formulated and promulgated for implementation on September 28, 2012, with the purpose of promoting the comprehensive utilization of scrap iron and steel resources, regulating and advancing the healthy development of the scrap iron and steel processing industry, guiding the effective and reasonable utilization of the scrap iron and steel resources, facilitating the energy conservation and emission reduction in the iron and steel industry. The Market Access Conditions, including, among other things, updated enterprise layout and construction requirements, scale, technology and equipment requirements, standard for product quality, energy consumption and comprehensive utilization of resources, shall prevail for all departments concerned, autonomous regions and municipalities directly under the Central Government when approving (recording) and managing the investment, conducting management on land and resources, environmental impact assessment, credit financing and safety supervision etc. in relation to the processing and construction projects of the scrap iron and steel. Government may implement tax refund on value-added tax for qualified companies under this policy in the future.

Employees

As of March 30, 2015, we had 53 full time employees, including 50 in China and 3 full time employees in the United States. We believe we have good working relationships with our employees. We are currently not a party to any collective bargaining agreements.

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

Our corporate history

We were formerly known as Cox Distributing, Inc., which was founded as an unincorporated business in January 1984 and became a “C” corporation in the State of Nevada on April 6, 2007. We were originally engaged in the distribution of organic fertilizer products used to improve soil and growing conditions for the potato farmers of eastern Idaho.

On June 27, 2008, we entered into a share purchase agreement with Armco Metals International Limited, formerly known as Armco & Metawise (H.K) Limited, ("Armco HK”), and Feng Gao, the sole stockholder of Armco HK. In connection with the acquisition, we purchased from Ms. Gao 100% of the issued and outstanding shares of Armco HK’s capital stock for $6,890,000 by delivery of our purchase money promissory note. In addition, we issued to Ms. Gao a stock option entitling Ms. Gao to purchase a total of 530,000 shares of our common stock exercisable at $13.00 per share which expired on September 30, 2008 and 200,000 shares exercisable at $50.00 per share which expired on June 30, 2010. On August 12, 2008, Ms. Gao exercised her option to purchase and we issued 530,000 shares of our common stock in exchange for our $6,890,000 note held by Ms. Gao. Prior to the acquisition, there were 1,000,000 shares of our common stock issued and outstanding. In connection with the acquisition, 769,400 shares of common stock held by Mr. Cox were cancelled, leaving 230,600 shares of common stock issued and outstanding. The 530,000 shares issued to Ms. Gao represented approximately 69.7% of our then issued and outstanding common stock giving effect to the cancellation of 769,400 shares of our common stock owned by Mr. Cox. No additional common stock was issued to Mr. Cox in connection with the acquisition. After the cancellation of 769,400 shares of common stock, Mr. Cox held 620 shares. These shares were exchanged on December 30, 2008 for all of the assets and liabilities of our fertilizer business, after which time we no longer operated the fertilizer business and Mr. Cox was no longer a stockholder.

On January 9, 2007, Armco HK formed Armco (Lianyungang) Renewable Metals, Inc. ("Renewable Metals"), a WOFE subsidiary which engages in the processing and distribution of scrap metal. On December 28, 2007, Armco HK entered into a share transfer agreement with Renewable Metals, whereby Armco HK transferred to Renewable Metals all of its equity interest in Henan Armco& Metawise Trading Co., Ltd. ("Henan Armco"), a company under common control of Armco HK. Henan Armco engages in the import, export and distribution of ferrous and non-ferrous ores and metals. On December 1, 2008, Armco HK transferred its 100% equity interest in Renewable Metals to our company.

On June 4, 2009, we formed Armco (Lianyungang) Holdings, Inc. ("Lianyungang Armco"), a WOFE subsidiary, to engage in marketing and distribution of the recycled scrap steel. Lianyungang Armco has been operating in selling steel scraps.

On July 16, 2010, we formed a new subsidiary Armco Metals (Shanghai) Holdings, Inc. ("Armco Shanghai") which serves as our China operations headquarters and oversees the activities of the company regarding financing and international trading.

On July 3, 2013, we filed a certificate of amendment to articles of incorporation to change our corporate name to Armco Metals Holdings, Inc.

Draco Resources, Inc. ("Draco")

In April 2014 we entered into a Share Exchange Agreement with Draco, a subsidiary of Metawise Group, Inc. ("Metawise"), and certain individuals who were purportedly the stockholders of Metawise, which was amended in May 2014, August 2014 and September 2014. Under the terms of the agreement, as amended, we agreed to acquire 31.37% of the outstanding capital stock of Draco from Metawise in exchange for shares of our common stock. The transaction would have resulted in a change of control of our company. Because of the terms of the transaction, under the continued listing standards of NYSE MKT we were required to submit the transaction to our stockholders for approval, and it was included as a proposal in the proxy statement for our 2014 annual meeting held on November 17, 2014. On October 26, 2014, we were served with a lawsuit filed in Superior Court in the County of San Mateo, California (Progressive Environmental Services, Inc. vs. Metawise Group, Inc., Draco Resources, Inc., Metamining, Inc., Songquiang Chen and Armco Metals Holdings, Inc.), which alleged various causes of actions against the parties other than our company, and with respect to our company sought declaratory relief as well as a temporary and permanent injunction to preclude us from closing the acquisition. On November 13, 2014, Draco filed for bankruptcy protection and this proceeding was transferred to the United States Bankruptcy Court for the Northern District of California under Bankruptcy Case No. 14-31652DM. As a result, the proposal for the approval of the acquisition of Draco was not voted upon at our 2014 annual meeting, nor was the nomination of its principal to our Board. We subsequently filed a motion to dismiss our company from the action which was granted by the Bankruptcy Court on January 12, 2015. Thereafter, we filed a motion to obtain a judgment against the plaintiff based on the Court’s Order granting our motion to dismiss. On January 30, 2015, the Court, however, denied our request to obtain such judgment and the matter is now closed.

ITEM 1.A	RISK FACTORS.

Before you invest in our securities, you should be aware that there are various risks in making any such investment. You should consider carefully these risk factors, together with all of the other information included in this report before you decide to purchase any of our securities. If any of the following risks and uncertainties develop into actual events, our business, financial condition or results of operations could be materially adversely affected and you could lose your entire investment in our company.

RISKS RELATED TO OUR BUSINESS

We have a history of losses, and we cannot guarantee that we will not incur continued losses for the foreseeable future.

We reported net income of approximately $1.9 million and net loss of approximately $4.1 million in 2014 and 2013, respectively. For 2014, we had net cash provided by operating activities of approximately $7.2 million. Although we achieved positive gross profits from our operations for 2014, we cannot guarantee that we will become profitable in the future. Our ability to achieve profitability is based on numerous factors, many of which are out of our control, including but not limited to, cost of our raw materials, demand of our products, inability to maintain our bank facilities as result of deterioration of financial market environment, significant increase in interest expenses due to financial market turmoil, additional new costs or expenses occurred in our operation attribute to new government regulation.

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

We have issued $6,799,467 in short term convertible notes, the conversion terms of which are dilutive to our stockholders.

From time to time we have issued short term convertible notes to several third party lenders to provide working capital for our operations. In 2013 we issued convertible notes in the principal amount of $566,500 and in 2014 we issued convertible notes in the additional principal amount of $6,232,967. These notes are generally convertible at a discount to the market price of our common stock. The amount of common stock and convertible notes that have been issued in the last two years has resulted in dilution to stockholders. For example, at December 31, 2014, we had outstanding 5,615,088 shares of common stock, of which 2,426,539 shares had been issued in 2013 and 2014 upon the conversion of these short-term notes. We expect that we will need to continue issuing short-term convertible notes to supplement our banking lines of credit and provide sufficient working capital for our operations until such time, if ever, that our operations become self-sustainable.

We operate in a business that is cyclical and where demand can be volatile, which could have a material adverse effect on our business, financial condition or results of operations.

We operate in a business that is cyclical and where demand can be volatile, which could have a material adverse effect on our results of operations and financial condition. The timing and magnitude of the cycles in the business in which we operate are difficult to predict. Purchase prices for the raw materials we purchase (metal ore and scrap metal), and selling prices for our products (metal ore, scrap and recycled metal) are volatile and beyond our control. While we attempt to respond to changing raw material costs through adjustments to the sales price of our products, our ability to do so is limited by competitive and other market factors. Differences in economic conditions between the foreign markets, where we acquire our metal ore and a significant portion of our scrap metal, and the markets in China, where we sell our products, could have a material adverse effect on our business, financial condition and results of operations. A significant reduction in selling prices for our products may have a material adverse effect on our business, financial condition and results of operations, and adversely impact our ability to recover purchase costs from end customers. A decline in market prices for our products between the date of the sales order and shipment of the product may impact the customer’s ability to obtain letters of credit to cover the full sales amount. A decline in selling prices for our products coupled with customers failing to meet their contractual obligations may also result in a net realizable value adjustment to the average cost of inventory to reflect the lower of cost or fair market value. Additionally, changing prices could potentially impact the volume of raw materials available to us, the volume of ore and processed metal sold by us and inventory levels. The cyclical nature of our businesses tends to reflect and be amplified by changes in general economic conditions, both domestically and internationally. For example, the automobile and construction industries typically experience cutbacks in production, resulting in decreased demand for steel, copper and aluminum. This can lead to significant decreases in demand and pricing for our metal ore and recycled metal. Specifically, in 2013 an approximately $3.0 million of loss, including an inventory write-off of $2.3 million and a loss of $0.65 million in scrap metal sales, was resulted from the weakening demand and price for scrap metal and overcapacity in the market described elsewhere in this report. In addition, during 2014 we recognized an inventory reserve of reversal of $0.5 million as result of the price recovered from the write-off in the previous period.

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

We rely on electricity to operate equipment at the recycling facility. Our steel mill and other customers are also dependent on electricity to convert our recycled scrap metal into steel and other products. Accordingly, the successful operation of our business and the recycling facility requires a reliable supply of electricity. China’s electricity industry has historically experienced shortages and price volatility as a result of a variety of factors, including surging demand as a result of rapid growth in China and disruptions in the supply of coal used to produce electricity. In addition, the PRC authorities mandated a significant reduction of energy usage and instituted “rolling brownouts” during the third and fourth quarters of 2010 in an effort to meet targets for energy consumption and emissions set by the 11th Five of Year Plan (2006-2010). This policy adversely impacted our revenues in the end of third quarter and the entire fourth quarter of 2010 by reducing our ability to operate the recycling facility. The energy restrictions also negatively affected steel companies’ production thereby reducing the demand and prices for the metal ore we distributed and the processed scrap metal produced at the recycling facility. As a result, we experienced a decrease in revenues, which adversely impact our business, financial condition and results of operations for the third and fourth quarters of 2010. While the “rolling brownouts” restrictions has been eliminated with the implementation of China’s 12th Five Year Plan (2011-2015) on January 1, 2011, there can be no assurances that additional energy use restrictions will not be imposed in the future. Any continuation of these restrictions will have a material adverse effect on our business, financial condition and results of operations. We are also unable to predict whether other energy or environmental policies will be adopted by the PRC government that could adversely impact our operations in future periods.

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

We have not operated our recycling facility at full capacity since it began operations in 2010. In March 2015 we are currently operating at approximately 30% production capacity. Our ability to achieve full production capacity is dependent upon, among other items, our ability to attract sufficient customers to purchase the scrap metal that we recycle and our ability to obtain raw materials at favorable prices to support our production. There can be no assurance that we will achieve full production capability at the recycling facility in the future.

During uncertain economic conditions, customers may be unable to fulfill their contractual obligations.

We enter into sales contracts preceded by negotiations that include fixing price, quantities, shipping terms and other contractual elements. Upon finalization of these terms and satisfactory completion of other contractual contingencies by us, our customers typically open a letter of credit to satisfy their obligation under the contract prior to shipment by us. In many instances, and particularly during uncertain economic conditions, we are at risk on consummating the transaction until our customers successfully obtain the letter of credit. As a result, the customer may not be able to fulfill its obligation under the contract in times of illiquid market conditions. Moreover, as described elsewhere in this report, suppliers and customers in China often breach contracts and there may be inadequate recourse for us to enforce such agreements. Although our platform model will significantly decrease this kind of risks and we aim to develop and implement platform model, most of our business are currently operating under usual practice model described here which also cannot be replaced completely by platform model in the future. Therefore, this risk is still and expects to continually exist in our business.

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

Our future performance depends substantially on the services of our senior management and other key personnel, as well as our ability to retain and motivate them. The loss of the services of any of our executive officers, including Mr. Kexuan Yao, our Chairman, President and Chief Executive Officer, or other key employees could have a material adverse effect on our business, results of operations and financial condition. Although we are a party to an employment agreement with Kexuan Yao, our Chairmen of the Board, President, and Chief Executive Officer, which expires on 12/31/2015, if we were to lose his services our ability to conduct our business and operations as they are presently conducted would be in jeopardy. Although pursuant to such employment agreement we are the beneficiary of a $2 million of key man life insurance policy on Mr. Yao's life, we cannot guarantee that these measures will sufficiently remedy the loss of the services of his services if that occurs. Our business also depends on attracting and retaining key personnel. Our future success also will depend on our ability to attract, train, retain and motivate highly skilled technical, managerial, sales, and customer support personnel. Competition for these personnel is intense, and we may be unable to successfully attract, integrate, or retain sufficiently qualified personnel.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

We are subject to reporting obligations under the U.S. securities laws. The SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring every public company to include a management report on such company’s internal controls over financial reporting in its annual report, which contains management’s assessment of the effectiveness of our internal controls over financial reporting. As of December 31, 2014, our management has determined that our internal controls and procedures are not effective due to insufficiently qualified accounting and other finance personnel with an appropriate level of U.S. GAAP knowledge and experience. Management believes that our lack of experience with U.S. GAAP constitutes a material weakness in our internal control. This material weakness has existed since December 31, 2009. As a result of management’s assessment of our internal controls, we are considering the costs and benefits associated with remediating our control deficiencies. We plan to devote significant resources to remediate, improve and document our disclosure controls and procedures and internal controls and procedures, including our engagement of a CPA consultant who has U.S. GAAP knowledge to assist in the preparation of our U.S. GAAP financial statements. We have taken below procedures in implementing our remediation plan in 2013:

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

Our personnel employed in China are generally unfamiliar with western styles of management and financial reporting concepts and practices, which include sufficient corporate governance, internal controls and computer, financial and other control systems. In addition, we have experienced difficulty in hiring and retaining a sufficient number of qualified employees to work in China, as we compete for global talent with larger and better funded enterprises. Although we have taken some measures, such as engaged in professionals legal, financial, accounting consultants who are familiar with practices in China, we did not hire additional full time in-house professionals in this regard due to cost-effective consideration. As a result of these factors, we may continue to experience difficulties in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards and applicable law in connection with our operations and our potential future acquisitions, if any. Therefore, we are likely to experience continuing difficulties in implementing and maintaining adequate internal controls. Any such deficiencies, weaknesses or lack of compliance could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to our Common Stock

The conversion of outstanding convertible notes will be highly dilutive to our stockholders and likely result in a decline in the market price of our common stock.

We presently have outstanding $78,500 principal amount of convertible promissory notes with conversion prices based upon fluctuating market prices which are due in July 2015 are convertible until end of April 2015. Because the conversion prices of these notes is based upon a disclosure to the volume weighted average price of the common stock, subject to certain limitation on ownership by the holders, the ultimate number of shares of our common stock which may be issued upon the conversion of these notes is presently unknown. However, based upon an assumed conversion price of $0.8 per share, at March 22, 2015 we would issue an aggregate of 98,125 shares of our common stock upon the full conversion of these notes. The issuance of shares of our common stock upon the conversion of these notes will be dilutive to our existing stockholders and will likely adversely impact the market value of our common stock.

The recent reverse stock split of our common stock may not have the long-term desired effect on the market price of our common stock.

On January 9, 2015 we effected a 1:10 reverse stock split of our common stock. Our board recommended the reverse stock split to our stockholders because it believed that the low price of our common stock negatively impacted our credibility as a viable business enterprise and impaired the acceptability of our common stock to potential acquisition candidates and certain members of the investing public, including institutional investors. In the days leading up to the effective date of the reverse stock split, the market price of our common stock ranged from $0.16 per share to $0.21 per share. However, in the week leading up to the filing of this report, more than two months after the effective date of the reverse stock split, the market price of our common stock has ranged from $1.18 to $1.27 per share. While the number of outstanding shares and the market price of our common stock were proportionally adjusted at the time of the reverse stock split based upon the split ratio, the market price of our common stock is also based on factors which may be unrelated to the number of shares outstanding. These factors include our performance, general economic and market conditions and other factors, many of which are beyond our control. Many companies which undertake a reverse stock split find that the market price per share on a post-split basis may not rise or remain constant in proportion to the reduction in the number of shares outstanding before the reverse stock split. Accordingly, the total market capitalization of common stock after the reverse stock split may be lower than the total market capitalization before the reverse stock split. There are no assurance the reverse stock split will have the long-term positive effective on the market for our common stock that was the board's goal.

Our stock price is highly volatile.

The market price of our common stock is volatile, and this volatility may continue. Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly. In addition to market and industry factors and the conversion features of the outstanding convertible notes, the price and trading volume for our common stock may be highly volatile for factors that are specific to our company. These factors include but are not limited to our low public float, our recent reverse stock split, our recent financial performance and the heightened regulatory scrutiny that certain companies with significant operations in China are experiencing in the United States. These and other factors could cause the market price for our shares to change substantially. Furthermore, securities markets may from time to time experience significant price and volume fluctuations for reasons unrelated to operating performance of particular companies. These market fluctuations may adversely affect the price of our common stock and other interests in our company at a time when our stockholders wish to sell our common stock. Securities class action litigation is often instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs to us and divert our management's attention and resources.

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

Henan Armco operates from offices located in Zhengzhou, within the Henan Province of China. The office space consists of three suites in approximately 5,611 square feet in total. Henan Armco owns two suites in approximately 3,713 square feet, and leases the third suite in approximately 1,898 square feet from Mr. Yao, our Chairman, President and Chief Executive Officer, pursuant to a lease with a three-year term expiring on December 31, 2014. The monthly rent is approximately $1,627, due on the last day of the previous month. This lease has been renewed with same term for one year expiring on December 31, 2015.

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

Our subsidiary, Armco Shanghai, leases a suite in Shanghai with approximately 3,333 square feet. The rent is approximately $8,830 per month. The lease was entered into on July 16, 2012 and expired on July 31, 2014. On July 1, 2014, Armco Shanghai renewed this non-cancelable operating lease for office space that will expire on July 31, 2016. The annual lease payment is RMB 674,933 (approximately $109,822).

On December 17, 2010, Armco Metals Holdings entered into a non-cancelable operating lease for office space that expired on December 31, 2013. The monthly rental payment is $4,004 in 2013. After the contract expired, the Company continued the lease with the same landlord on a month by month basis. On October 1, 2014, the Company terminated the office lease and moved into a shared office space with Draco Resources Inc. at no cost.

ITEM 3.	LEGAL PROCEEDINGS.

The Company and its directors are a party to a lawsuit filed on March 29, 2013 by Albert Perron, derivatively on behalf of the Company, in the District Court for Clark County, Nevada (Case No. A-13-679151-C), which seeks a declaratory judgment, rescission, unspecified damages, equitable and injunctive relief, and attorney’s fees. The Plaintiff’s complaint alleges that the directors breached their fiduciary duties to the Company by exceeding their authority under the Company’s Amended and Restated 2009 Stock Incentive Plan (the “Plan”), as further amended, by issuing shares to Mr. Kexuan Yao (“Mr. Yao”) under the February 2012 employment agreement (“Employment Agreement”) that exceeded the amount allowed under the Plan. William Thomson (“Mr. Thomson”), Mr. Yao, Jimping (k.P.) Chan(“Mr. Chan”), Tao Pang (“Mr. Pang”) and Weiping Shen (“Mr. Shen”)(The “Director Defendants”) have filed an answer to this lawsuit in which they have denied the claims being made. The Company’s – and Director Defendants’ – position is that the shares at issue in this matter were granted to Mr. Yao in accordance with the Plan. Mr. Thomson and Mr. Yao moved for summary judgment (“Defendants’ MSJ”) on the Plaintiff’s meritless claims on July 18, 2014. Mr. Chan, Mr. Pang, and Mr. Shen joined Defendant’ MSJ on August 20, 2014. Plaintiff filed his own Motion for Summary Judgment (“Plaintiff’s MSJ) on August 18, 2014, and his response in opposition to Defendants’ MSJ on August 22, 2014. A hearing on Defendants’ MSJ and Plaintiff’s MSJ was held on September 18 2014, wherein the Court denied Plaintiff’s MSJ and granted Defendant’s MSJ in part holding that the Employment Agreement with Mr. Yao did not violate the terms of the Plan. However, in denying Defendants’ MSJ in part, the Court, Sua sponte, found that an issue of material fact remained as to whether the Company’s Board approved each issuance subsequent to 2012 in accordance with the vesting dates contained the Employment Agreement to ensure that Mr. Yao did not receive an excess of shares in any one (1) year period in violation of the Plan. On October 29, 2014, the Director Defendants filed a Motion for Reconsideration of Partial Denial of Motion for Summary Judgment. The Company joined the Motion for Reconsideration of Partial Denial of Motion for Summary Judgment on October 30, 2014. On or about November 5, 2014, Plaintiff filed Plaintiff’s Motion for Reconsideration, essentially rearguing Plaintiff’s MSJ. The Court held a hearing on both motions for reconsideration on December 19, 2014, and denies both motions. The Directors Defendants plan to conduct one more deposition, aimed at addressing the Court’s remaining concerns, and then move for summary judgment again after that deposition. The Company and Director Defendants continue to believe that Plaintiff’s claims have no merit and will continue to defend this case vigorously.

On October 26, 2014, the Company was served with a lawsuit filed in Superior Court in the County of San Mateo, California styled Progressive Environmental Services, Inc. vs. Metawise Group, Inc., Draco Resources, Inc., Metamining, Inc., Songqiang Chen and Armco Metals Holdings, Inc. The complaint alleges various causes of actions against the parties other than the Company and with respect to the Company seeks declaratory relief from a temporary and permanent injunction to preclude the Company from acquiring a 31.37% interest in Draco from Metawise at the Company’s forthcoming annual meeting scheduled to be held on November 17, 2014. On November 13, 2014, Draco Resources, Inc. filed for bankruptcy protection and this proceeding was transferred to the United States Bankruptcy Court for the Northern District of California under Bankruptcy Case No 14-31652DM.

The Company subsequently filed a motion to dismiss the Company from the action which was granted by the Bankruptcy Court on January 12, 2015. Then the Company filed a motion to obtain a judgment against the plaintiff based on the Court’s order granting our motion to dismiss. On January 30, 2015, the Court, however, denied the Company’s request to obtain such judgment and the matter is now closed.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable to our company.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is listed on the NYSE MKT under the symbol AMCO. The following table sets forth the reported high and low closing prices for our common stock as reported for the periods indicated below. These prices below do not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

	High	Low
January 1, 2013 to March 31, 2013	$6.00	$3.15
April 1, 2013 to June 30, 2013	$3.99	$2.92
July 1, 2013 to September 30, 2013	$3.87	$2.64
October 1, 2013 to December 31, 2013	$5.30	$3.00

January 1, 2014 to March 31, 2014	$5.30	$3.10
April 1, 2014 to June 30, 2014	$4.00	$1.85
July 1, 2014 to September 30, 2014	$2.68	$1.50
October 1, 2014 to December 31, 2014	$2.40	$1.03

The last sale price of our common stock as reported on the NYSE MKT on March 27, 2015 was $1.21 per share. As of March 27, 2015, there were approximately 100 record owners of our common stock.

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

Recent sales of unregistered securities

On March 10, 2015, the Company retained ALLBright Law Offices to represent Armco Metals Holdings, Inc. as its long-term legal counsel to deal with China-related legal issues. The engagement will be effective from 04/01/2015 to 03/31/2016 and will be renewed automatically if no request for terminating the cooperation is raised prior to one month before its expiration for each year. The Company authorized the issuance of 50,000 shares to ALLBright as compensation for its one year legal services to the Company.

On March 9, 2015, the Company issued 150,000 share of its restricted common stock to one of its consultants, Shanghai Heqi Investment Center, as the total compensation for their consulting services from February 1, 2015 to January 31, 2016.

On March 3, 2015, the Company received a conversion notice from its convertible notes holder, Joshua Sason, to convert $100,000 of principal and $4,066.67 of interest of convertible note dated August 27, 2014 into 142,779 shares of the Company’s common stock, at a conversion price of $0.728867 per share.

Purchases of equity securities by the issuer and affiliated purchasers

None.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable to a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our consolidated financial condition and results of operations for the years ended December 31, 2014 and 2013 should be read in conjunction with the consolidated financial statements, including footnotes, and other information presented elsewhere in this Form 10-K.  The year ended December 31, 2014 is referred to as “2014,” the year ended December 31, 2013 is referred to as “2013,” and the coming year which will end December 31, 2015 is referred to as “2015.”

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

Because our operations are primarily conducted in China, we are particularly subject to the economic conditions and trends in the PRC. China's economy grew 7.4 percent in 2014, the weakest annual expansion in 24 years. Although China's steelmakers saw a big rise in profits in 2014, the industry still has overcapacity problems that have dragged prices to record lows. In 2014, China produced 823 million tonnes of crude steel, up 0.9 percent. The China Steel Price Index stood at 83.1 at the end of December, down 16.2 percent year on year. According to the China Iron and Steel Association (CISA), attributable to lower fuel prices and cost cutting, China's major large and mid-sized steel firms reported 30.4 billion yuan (5 billion U.S. dollars) in profit in 2014, a sharp rise of 40.4 percent. Despite the rise, China's economic slowdown and optimized structure is increasing dampening appetite for steel products, adding more pressure to the sector already struggling with overcapacity. Corresponding to the weak demand and price decline for steel in China, the raw materials used for steel, including iron ore, manganese ore and chrome ore, all declined in 2014 as China has largest steel production in the world accounting for nearly 50 percent of world steel output in 2014. Under the pressure from the constant declining price of iron ore, scrap steel, as a substitute raw material of iron ore, its demand and price also remained sluggish in 2014. Consequently, both our metal ore trading business and scrap steel recycling business were adversely affected by the weaken demand and price decline in 2014. Despite the weaken market, we were able to manage the risks and achieve positive annual financial result by adjusting and improving our product line in selection and process as discussed in the following.

The larger factors of the economic conditions in the PRC during 2014 directly impacted our company by the slowdown of economic growth as result of further weaken demand for steel products and overcapacity of steel production which causes a glut of steel on the market. As described above, these factors caused sluggish demand for metal ores and scrap steel and slashed the market prices, thus adversely affected our trading business and recycling business as metal ores are main product of our trading business and scrap steel is main product produced by our recycling business.

During 2014, in an effort to address the changing market conditions and unpredictable fluctuations in market prices, as well as to maintain our operation flexibility in our trading business, we further refined our business model and adjusted our product line. We developed pre-selling model to supplement our cash flow. During 2014 we also focused our efforts on securing longer term supply contracts in response to known opportunities rather than sell goods purchased in the spot market. Where possible, we also structured transaction-specific terms with our customers in order to better manage risk and ensure an acceptable profit margin. To manage market risks, we are evaluating other potential methods such as diversifying products and hedging tools.

In the recycling business, in 2014 we significantly increased the recycling process in separating and producing more high value non-ferrous scrap products from scrap materials and also continued to increase the sales in the billet that earns higher profit margin. We believe that our recycling business will become an increasingly strong driver in our company’s growth as natural resources continue to be depleted and PRC government continue to advocate sustainable and circular development with emphasis on environment protection, larger amounts of unprocessed scrap metal become available and increased in consumer demand in the long term. We also believe that the profit margin of our recycling business will gradually stabilize as we gain more experience in operating our recycling facility in responding to market condition change, marketing our products, and establishing our reputation and presence in the recycled scrap metal industry. After conducting a series of tests and analysis to improve our cost control, we gradually implemented precise management at our recycling facility in various aspects such as purchase, production, sales and shipping and will continue to enhance our operation efficiency by cost management. We have also developed strategies to expand our sources for raw materials and establish a local supply chain to increase and stabilize the availability of raw materials near our recycling operation as part of implementation of our plat form strategy. We have established business relationship with more than 10 suppliers in the area under the business model and expect to have more businesses with them when market recovery. In addition, as an effort to improve our operation and profitability of the recycling business, we strived to obtain a series of qualifications from Chinese government and successfully renewed our import license for steel scraps in 2015. Attributable to all of these efforts, we have achieved first profitable annual result for 2014 since our recycling facility started operation.

Results of operations

The table below summarized the consolidated operating results for the year ended December 31, 2014 and 2013.

	For the Years Ended December 31,
	2014		2013		$ Change	% Change
Net revenues	$124,186,989	100%	$128,738,194	100%	$(4,551,205)	(3.5)%

Cost of goods sold	109,651,864	88%	125,426,672	97%	(15,774,808)	(12.6)%
Gross profit	14,535,125	12%	3,311,522	3%	11,223,603	338.9%

Total operating expenses	6,036,460	4.9%	5,927,750	4.6%	108,710	1.8%
Operating income (loss)	8,498,665	7%	(2,616,228)	(2)%	11,114,893	(424.9)%

Net Revenues

Net revenues in 2014 decreased by $4.6 million to $124.2 million compared to 2013, primarily due to an approximately $20.3 million decrease in the sale of stainless steel, $14.5 million decrease in the sale of nickel plate, $14.7 million decrease in the sale of chromium, $4.2 million decrease in the sale of manganese, and $0.7 million decrease in the sale of titanium. The decreases were partially offset by increases in scrap steel sales of $36.3 million and in billet sales of $13.6 million. Our recycling business and trading business generated net revenues of approximately $105 million and $19.2 million in 2014, respectively, increased by 62% and decreased by 70%, respectively, compared to 2013.

The increases in recycling business sales are mainly attributable to the increase in the sale of billet and scrap steel, of which the former product is a new product we carry in 2014. To manage market risk and in responding to the significant price decline and oversupply of metal ores, we significantly decreased our metal ores trading business activities in 2014 which offsets increase in sales in our recycling business. Our net revenue from recycling business had a significant increase of 62% compared to 2013, which our scrap metal business sold approximately 193,106 metric tons ("MT") generate $105 million of revenue and $14 million of gross profit. In 2014, our production increased by 26.7% to 182,776 MT from 144,239 MT in 2013. The type of products we buy and sell are subject to change and are dependent upon availability and the demands of our customers.

Cost of Goods Sold

Cost of goods sold includes the cost of the products we purchase from our vendors, shipping and handling costs on shipments to our customers, port charges, depreciation of certain of our machinery and equipment and other direct product cost. Cost of goods sold of $109.7 million increased by $15.8 million compared to 2013, primarily due to the increased margins both on our recycling and trading business. Specifically, as described previously, due to the enhanced operation efficiency and cost control in our recycling operation, and the adjustment and improvement on our product line selection and process which we significantly increased the recycling process in separating and producing more high value non-ferrous scrap products from scrap materials, our gross margin increased to 12% from 3% compared to 2013 , of which recycling and trading business gross margin increased to 13.3% and 2.98% from 3.41% and 0.98% in 2013, respectively.

Total Operating Expenses

Operating expenses of $6.0 million in 2014 increased by $0.1 million, or 2%, compared to 2013, primarily due to the increase in selling expense of $0.13 million, an increase in profession fee of $0.1 million, and general and administrative expenses of $0.03 million. The increase was partially offset by the decrease of $0.15 million in operating cost of idle manufacturing facility. Selling expenses include commissions, salaries and travel for the sales agents and warehouse fees. Professional fees of $0.6 million include legal fees, audit fees, investor relations, website design and SEC filing services. General and administrative expenses include salaries, depreciation of our fixed assets other than machinery and equipment, and office expenses across all of our operating subsidiaries. Operating cost of idle manufacturing facility includes mainly depreciation and other operating costs of maintaining our recycling facility.

Total Other (Income) Expense

Total other expense (income) includes interest expense, interest income, foreign currency transaction gain – marketable securities, impairment other than temporary – marketable securities, change in fair value of derivative liability, loan guarantee expense, and other (income) expense.

Total other expense was $3.9 million in 2014 and increased by $2.8 million, compared to total other expenses of $1.1 million for 2013. This change was primarily a result of an increase in non-cash interest expense of $1.3 million as result of discount associated with conversion of convertible notes, an increase in change in fair value of derivative liability of $1.04 million, a loss on sales of marketable securities of $0.39 million and a decrease in interest income of $0.23 million. These increases in total other expenses were partially offset by a decrease in other expense of $0.08 million and a decrease in loan guarantee expense of $0.03 million.

Income Tax (Benefit) Expense

Income tax expense of $2.69 million in 2014 increased by $2.26 million compared to 2013. The increase in income tax was due to the increase in income from our recycling business in 2014 which is subject to a 25% income tax rate.

The effective rate is 59% and -11.4 % for 2014 and 2013, respectively. The high effective rate was mainly due to the net income generated by our Renewable Resources subsidiary was offset by other entities’ net losses and led to a much smaller total net income at consolidate level.

Net income (loss)

Our net income in 2014 was $1.9 million, compared to net loss of $4.1 million in 2013. The significant improvement in profit is primarily due to the substantial increase in gross profit to $14.5 million with gross margin of 12% in 2014 from $3.3 million with a gross margin of 3% in 2013, partially offset by a $0.1 million increase in total operating expenses, and a $2.9 million increase in total other expenses.

This increase in our gross profit margin in 2014 as compared to 2013 was primarily due to the significantly increased margins on our sales of scrap metals in our recycling operations which we sorted out and produced high value of non ferrous scraps from the raw materials of scraps acquired at lower cost. In addition, during 2014 we recognized an inventory reserve of reversal of $0.5 million as result of the price recovered from the write-off in the previous period.

Comprehensive Income (Loss)

During 2014 our comprehensive income was $1.8 million compared to a comprehensive loss of $3.5 million in 2013. Comprehensive income consists of our net income, change in unrealized income (loss) on marketable securities and foreign currency translation gain (loss). The functional currency of four of our subsidiaries operating in the PRC is the RMB. The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of these translations, we reported a foreign currency translation loss of $0.3 million for 2014 compared to a gain of $1.37 million for 2013, and a change of unrealized income of marketable securities of 0.27 million in 2014 compared to a change of unrealized loss of $0.69 in 2013. These non-cash losses and gains had the effects of decreasing our reported comprehensive income for 2014 and decreasing our reported comprehensive loss for 2013.

Liquidity and capital resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash. The following table provides certain selected consolidated balance sheet comparisons as of December 31, 2014 and 2013.

			Increase
	31-Dec-14	31-Dec-13	(Decrease)	%

Cash	$1,884,887	596,557	$1,288,330	216.0%

Pledged deposits	498,615	4,652,222	(4,153,607)	(89.3)%

Marketable securities	73,943	519,129	(445,186)	(85.8)%

Accounts receivable, net	43,202,886	25,595,516	17,607,370	68.8%

Inventories	9,154,463	20,456,920	(11,302,457)	(55.3)%

Advance on purchases	1,093,402	733,285	360,117	49.1%

Prepayments and other current assets	1,164,603	1,181,371	(16,768)	(1.4)%

Total Current Assets	57,072,799	53,735,000	3,337,799	6.2%

Loan payable	17,011,843	27,415,638	(10,403,795)	(38)%

Bankers’ acceptance note payable & LC	1,767,790	8,473,217	(6,705,427)	(79.1)%

Current maturities of capital lease obligation	720,819	904,990	(184,171)	(20.4)%

Accounts payable	5,497,866	10,062,463	(4,564,597)	(45.4)%

Advances received from Chairman and CEO	877,076	668,332	208,744	31.23%

Due to Related Parties	717,703	403,141	314,562	78.03%

Customer deposits	1,467,281	649,488	817,793	125.9%

Corporate income tax payable	815,073	822,207	(7,134)	(0.9)%

Derivative warrant liability - current portion	-	61,429	(61,429)	(100)%

Value added tax and other taxes payable	5,747,470	2,202,331	3,545,139	161.0%

Deferred tax liability	2,965,196	-	2,965,196	(100)%

Accrued expenses and other current liabilities	3,850,095	1,228,753	2,621,342	213.3%

Total Current Liabilities	41,438,212	52,891,989	(11,453,777)	(21.7)%

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

Our current assets at December 31, 2014 increased by $3.34 million, or 6%, from December 31, 2013. This increase reflects increases in accounts receivable of $17.6 million, cash of $1.3 million, and advance on purchases of $0.4 million, partially offset by decreases in inventories of $11.3 million, pledged deposits of $4.2 million, market securities of $0.4 million, and prepayments and other current assets of $0.02 million.

Our current liabilities at December 31, 2014 decreased by $11.5 million, or 22%, from December 31, 2013. This decrease primarily reflects decreases in loans payable of $10.4 million, bank acceptance notes payable and letters of credit of $6.7 million, accounts payable of $4.6 million, current maturities of capital lease obligation of $0.2 million, and derivative warrant liability - current portion of $0.1 million, partially offset by increases in value added tax and other taxes payable of $3.5 million, deferred tax liability of $3.0 million, accrued expenses and other current liabilities of $2.6 million, customer deposits of $0.8 million, due to related party of $0.3 million, and advances from Kexuan Yao, our Chairman, President and Chief Executive Officer of $0.2 million.

Our cash at December 31, 2014 increased by $1.3 million from December 31, 2013, as we generated more cash in our recycling operation around year end of 2014 compared to 2013.

Pledged deposits at December 31, 2014 decreased by $4.2 million from December 31, 2013. We make these pledged deposits with financial institutions as collateral for letters of credit, bank acceptance notes and capital lease obligation. Pledged deposits are released to pay vendors upon acceptance of goods.

Marketable securities decreased $0.4 million at December 31, 2014 compared to December 31, 2013 due to our sales of some shares in Apollo investment.

Our accounts receivable, net of allowance for doubtful accounts, increased approximately $17.6 million, mainly due to the timing difference between the sales and collections of sales scrap metal transactions that generated account receivable of approximately $43 million. The approximately $35 million account receivable in scrap metals and the remaining balance is expected to be received within next few months.

Inventories at December 31, 2014 decreased by $11.3 million from December 31, 2013, which is mainly decrease in our scrap metals inventories primarily due to the increased sales of our scrap metals products. As described above, during 2014 we recognized an inventory reserve of reversal of $0.5 million as result of the price recovered from the write-off in the previous period.

Advances on purchases at December 31, 2014 increased by $0.4 million from December 31, 2013, and consisted of prepayments to vendors for merchandise and deposits on pending purchases. These advances on purchases are customary in our business and help us secure inventory below prevailing market prices, thereby providing us with a better opportunity to increase our gross profit margins.

Our prepayments and other current assets remained flat at $1.2 million at December 31, 2014 compared to December 31, 2013, primarily for purchases of raw materials used in our facility for production and resale.

Loans payable at December 31, 2014 decreased approximately $10.4 million from December 31, 2013, primarily due to our repayment of short-term borrowing under our letter of credit facilities in 2014. The short-term borrowing usually is used to finance the payment of our purchase and is paid when we collected the payment from our customer. We used collections of accounts receivable to repay these short-term borrowings.

Bank acceptance note payable and letters of credit decreased $6.7 million at December 31, 2014 compared to December 31, 2013, primarily due to a decrease in this kind of short-term borrowings used in raw material acquisitions.

Current maturities of capital lease obligation at December 31, 2014 decreased $0.2 million as compared to December 31, 2013, resulting from our repayment on maturity of the capital lease obligation.

Accounts payable decreased $4.6 million at December 31, 2014 compared to December 31, 2013, primarily due to our payment to suppliers with revenue received from our scrap metals sales.

At December 31, 2014, we owed our Chairman and CEO, Mr. Kexuan Yao, $0.88 million for funds he advanced to us for working capital purposes.

Customer deposits at December 31, 2014 increased $0.8 million compared to $0.7 million at December 31, 2013 due to timing of customer orders and amounts that we require for deposits. We recognize customer deposit as revenue when the goods have been delivered and the risk of loss has transferred to the customer either at the port of origin or port of destination based on the shipping terms we agree to with our customer.

Value added tax and other taxes payable at December 31, 2014 increased $3.5 million from December 31, 2013, due to the increase in gross margin in our sales in 2014.

Deferred tax liability at December 31, 2014 increased $3.0 million from December 31, 2013, primarily due to increases in taxable income for our recycling subsidiary Renewable Metals subsidiary in 2014.

Accrued expenses and other current liabilities at December 31, 2014 increased $2.6 million from 1.2 million at December 31, 2013, due to timing difference of shipments and payment of our payables. Accrued expenses consist of accrued expenses, payroll payable and other payables related to shipping fees.

We did not make any commitments for capital expenditures at December 31, 2014.

The following table provides information on the maturities of our short-term and long-term obligations at December 31, 2014:

Contractual Obligations and Commitments

	Payments due by period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Contractual obligations
Banker's acceptance notes payable and letters of credit (1)	$1,767,790	$1,767,790	$-	$-	$-
Short-Term Loans Payable (2)	17,011,843	17,011,843	-	-	-
Capital Lease Obligations (3)	720,819	720,819	-	-	-
Operating Lease Obligations (4)	193,410	-	193,410	-	-
Total	$19,693,862	$19,500,452	$193,410	$-	$-

(1)	See Note 10 – Banker’s acceptance notes payable and letters of credit in our audited consolidated financial statements included in this Report.

(2)	See Note 9 – Loans Payable in our audited consolidated financial statements included in this Report.

(3)	See Note 12 – Capital lease obligation in our audited consolidated financial statements included in this Report.

(4)	See Note 11 &14 – Operating lease in our audited consolidated financial statements included in this Report.

In addition to working capital generated by our operations, we rely on bank facilities, sales of our convertible debt securities and loans from related parties to finance our operations and expansions. We maintain nine bank facilities, which provide for the issuance of commercial lines of credit for letters of credit in the aggregate amount of $80 million, of which approximately $71 million was available to us at December 31, 2014. The percentage of availability has not materially changed since December 31, 2014. We have approximately $18.8 million of debt which become due within the next 12 months. We expect to satisfy these obligations through our operations.

During 2014 sales of our convertible debt securities resulted in gross proceeds to us of $678,500. A significant portion of these convertible debt securities were satisfied through the conversation of the obligations into 183,425 shares of our common stock at an average conversation price of $2.73 per share. At December 31, 2014 we owed $178,500 under these short term obligations. We expect that the lenders will convert these notes into shares of our common stock in accordance with their terms. If the notes are not converted, we expect to satisfy these obligations with proceeds generated from operations. During 2014 we also borrowed $893,752 from related parties, including Mr. Yao, for working capital, and repaid $372,888 of those obligations. We expect to satisfy these obligations through our operations.

Our working capital is sufficient to fund our operating expenses for at least the next 12 months. We do not have any commitments for capital expenditures during the next 12 months.

As of December 31, 2014, we had invested a total of approximately $51.3 million for the acquisition of land use rights, construction and equipment purchases for the facilities we operate. We expect to expand the production capacity at the facilities in the future and to build or acquire additional facilities in the future, depending on market conditions. We have not set a timeframe for this expansion. Moreover, we have not yet determined how we plan to finance this future expansion if we determine to proceed with it. Unless we can obtain additional financing on terms we deem favorable to us, we will be unable to complete any such expansion or construct additional facilities in the future, and there can be no assurance that we will be successful in obtaining any such additional financing, or that such financing would be on terms deemed to be desirable or favorable to our management. Furthermore, in the event we do obtain such financing, there can be no assurance that such investment will result in enhanced operating performance or produce significant revenues and related profits in the future.

In addition, we need to continue to fund future capital expenditures for our existing operations, to service our debt and to purchase the raw materials required in our recycling operations. We have historically financed our cash needs primarily through the sales of our common stock and warrants, internally generated funds and debt financing.

Statement of Cash Flows

Our cash increased $1.3 million during 2014, as compared to a decrease of $0.8 million during 2013. In 2014, we used cash in the amount of $3.0 million in financing activities. We obtained cash in the amount of $0.5 million and $4.4 million through operating activities and investing activities, respectively.

 In 2013, we used cash in the amount of $9.5 million in operating activities and $0.1 million in investing activities, respectively. We obtained cash in the amount of $8.8 million through financing activities.

Cash Flows from Operating Activities

In 2014, net cash obtained in operating activities of $0.5 million was mainly comprised of inflows related to a decrease in inventories of $11.2 million, an increase of $3.6 million in taxes payable, an increase of accrued expenses and other current liability of $2.9 million, and an increase in customer deposit of $0.8 million. These inflows were partially offset by cash outflows related to an increase in accounts receivable of $17.7 million, a decrease in banker's acceptance notes payable and letters of credit of $6.7 million, a decrease of $4.6 million in accounts payable, an increase in advance on purchases of $0.4 million, and an increase in prepayment and other current assets of $0.1 million.

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

Cash Flows from Investing Activities

In 2014, cash provided by investing activities of $4.4 million was due to proceeds from release of pledged deposits of 5.9 million and cash received from sales of marketable securities of $0.3 million, partially offset by cash used in payments made towards pledged deposits of $1.8 million.

In 2013, cash used in investing activities of $0.1 million was due to cash used in payments made towards pledged deposits of $21.1 million and purchases of property and equipment of $0.17 million, partially offset by proceeds from release of pledged deposits of $21.2 million,

Cash Flows from Financing Activities

In 2014 cash used in financing activities of $3.0 million consisted of repayment of loans payable of $24.7 million, and repayment of capital lease obligation of $0.2 million, partially offset by cash provided by proceeds from loans payable of $20.7 million, proceeds from convertible notes of $0.68 million, advances from related parties of $0.3 million, and advances from Kexuan Yao, our Chairman President and Chief Executive Officer of $0.2 million.

In 2013 cash provided in financing activities of $8.8 million consisted of proceeds from loans payable of $48.8 million, proceeds from sales of common stock $2.4 million, advances from Chairman and CEO of $0.8 million, and advances from related parties of $0.4 million, partially offset by repayment of loans payable of $40.0 million, and repayment of capital lease obligation of $3.6 million.

Critical accounting policies

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The more critical accounting estimates include estimates related to revenue recognition and accounts receivable allowances. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 1 to our unaudited condensed consolidated financial statements appearing elsewhere in this report.

Recent accounting pronouncements

The recent accounting standards that have been issued or proposed by the Financial Accounting Standards Board (FASB) or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable for a smaller reporting company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Please see our Financial Statements beginning on page F-1 of this annual report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIALDISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act are recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2014. Based on that evaluation and as described below under “Management’s Report on Internal Control over Financial Reporting,” we have identified material weaknesses in our internal control over financial reporting (as defined in Exchange Act Rules13a-15(f)). These weaknesses involve our lack of experience with U.S. GAAP requirements, as described in more detail in the next section. Solely as a result of these material weaknesses, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of December 31, 2014.

Management’s report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that, due to the material weaknesses described below, our internal control over financial reporting was not effective as of December 31, 2014.

A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements would not be prevented or detected on a timely basis.

Based on management’s assessment of the effectiveness of our internal controls over financial reporting, management concluded that our internal controls over financial reporting were not effective as of December 31, 2014, due to insufficiently qualified accounting and other finance personnel with an appropriate level of U.S. GAAP knowledge and experience. Management believes that our lack of experience with U.S. GAAP constitutes a material weakness in our internal control over financial reporting.

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

Remediation plan

As a result of management’s assessment of our internal control over financial reporting, we plan to continue to devote resources to remediate, improve and document our disclosure controls and procedures and internal controls and procedures. During 2014 we have taken the following procedures in implementing our remediation plan as first established in 2013: (i) hired another experienced and qualified U.S. CPA firm instead an individual CPA hired in 2013 to assist us with our financial reporting and SEC filing including consolidation preparation, and (ii) engaged a professional services firm that has expertise in accounting and U.S. GAAP matters with publicly-traded companies. We continue to consider the following remediation options, or some combination thereof: (i) hiring additional personnel with sufficient U.S. GAAP experience and (ii) implementing ongoing training in U.S. GAAP requirements for our CFO and accounting and other finance personnel.

Changes in Internal Control

There have been no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the fourth quarter of the fiscal year of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information about our directors and executive officers as of the date of this report:

Name	Age	Positions and Offices Held
Kexuan Yao	43	Chairman, President and Chief Executive Officer
Fengtao Wen	41	Chief Financial Officer and Vice General Manager of Renewable Metals
William Thomson	73	Director
Kam Ping Chan	60	Director
Weiping Shen	44	Director

Kexuan Yao. Mr. Yao has served as the Chairman of the board of directors and Chief Executive Officer since June 2008. Mr. Yao has served as the Chairman and General Manager of our Armco HK subsidiary since its inception in 2001. From 1996 to 2001, Mr. Yao served as the General Manager of the Tianjian Branch for Zhengzhou Gaoxin District Development Co., Ltd., a Chinese metal distribution business. While at Zhengzhou Gaozin District Development Co., Ltd., his main responsibility was the management of the iron ore import department, which coordinated the delivery of iron ore from around the world into China. Mr. Yao received a bachelor’s degree from Henan University of Agriculture in 1996 and obtained an EMBA degree from the China Europe International Business School (CEIBS) in 2012.

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

William Thomson. Mr. Thomson has been a member of our board of directors since July 2009. Mr. Thomson is a managing partner of Mercana Growth Partners since 2009, a leading merchant banking and crisis management company. Prior to 2009, he was the president of Thomson Associates Inc. for more than 30 years. Mr. Thomson sits on the board of directors of the following public companies: Asia Bio Chem Group Co. Ltd. since 2008, Chile Mining Technologies Inc. since 2010 and the Score Inc. since 2004. During the past 10 years, Mr. Thomson was previously on the board of directors of the following public companies: Atlast Pain & Injury Solutions Inc. from June 2006 to March 2007, China Automotive Systems Inc. from September 2003 to July 2010, Greater China Capital Inc. from February 2010 to February 2012, Industrial Minerals Inc. from March 2007 to June 2009, JITE Technologies Inc. from September 2005 to February 2007, Maxus Technologies Inc. from February 2004 to June 2010, Med Emerg International Inc. from February 1998 to May 2004, Open EC Technologies Inc. from November 2005 to November 2009 and YTW Weslea Growth Capital Corp. From October 2004 to September 2005, Mr. Thomson received his bachelors’ degree in Business Commerce from Dalhousie University in 1961, and became a Chartered Accountant affiliated with the Institute of Chartered Accountants in 1963.

Kam Ping Chan Mr. Chan has been a member of our board of directors since September 2010. Since 1994, Mr. Chan has been the Chairman and Executive Director of PNK International, Ltd. and Beston Holdings Group, Ltd. which are engaged in the distribution of metal and metal ore. From 2003 to 2004 Mr. Chan was the Director of International Mineral Limited, an iron ore company, which was acquired by the CITIC PACIFIC in 2004. International Mineral Ltd. was engaged in iron ore exploration and production. From 1989 to 1994, Mr. Chan managed the trading department of Prosperous Enrich, Ltd. which was engaged in importing minerals and ore into the Asian market. From 1985 to 1988 Mr. Chan served as a trader at Cargill Limited in Hong Kong. Mr. Chan graduated from China Fujian Teachers University in 1976 with a bachelors degree in English.

Weiping Shen. Mr. Shen has been a member of our board of directors since February 2015. He previously served on our board from May 2012 to November 2014. Mr. Shen has been acting as the partner of Shanghai Milestone Assets Management Co., Ltd. since May 2011, where he is the chief researcher and has developed strict investment research practice systems and procedures. Prior to that, Mr. Shen was a TV show host, commenter and journalist with Shanghai Yicai Media Co., Ltd. from July 2003 to May 2011, during which time he hosted shows on the financial channel and was recognized as one of the "Top Ten Outstanding Young Chinese Financial Practitioners in Shanghai".

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

Director qualification

The following is a discussion for each director of the specific experience, qualifications, attributes or skills that led the Nominating and Corporate Governance Committee to recommend to the Board, and for the Board to conclude that the individual should be serving as a director of our company.

Kexuan Yao. Our board of directors believes Mr. Yao’s experience in the metal ore business and his experience and success in operating our company are important attributes that enhance the overall quality of the board of directors.

William Thomson. Our board of directors believes Mr. Thomson’s professional qualifications as a chartered accountant as well as his experience in finance, corporate governance and development and business operations bring valuable insights to the board’s oversight of business operations, financing and corporate governance.

Kam Ping Chan. Our board of directors believes that Mr. Chan’s extensive experience in the metals and minerals industries brings important perspective to our Board.

Weiping Shen. Our board of directors believes that Mr. Shen's experience as a financial commenter and journalist at the financial channel, and his experience in investment research and management, and his efforts in developing a large network in the media industry and the capital markets in China are key to his qualification for inclusion on the board of directors.

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

Director compensation

In accordance with our board of directors' general policy directors who are full time employees are not paid for board service in addition to their regular employee compensation. Mr. Yao is a full-time employee. The board of directors’ general policy on director compensation for non-employee directors is that such compensation should consist of a combination of cash and equity based compensation.

Pursuant to our offer letter to William Thomson, as compensation for his serving as our director in 2014, we agreed to pay him cash compensation of $40,000, payable on a quarterly basis. Pursuant to our offer letter to Kam Ping Chan, as compensation for his serving as our director in 2014 we agreed to pay him cash compensation of $20,000, payable on a quarterly basis, and a grant of 625 shares of our common stock under our Amended and Restated 2009 Stock Incentive Plan, as amended (the "2009 Plan"), vesting 50% on June 30, 2014 and the remainder on December 31, 2014. Pursuant to our offer letter to Weiping Shen, as compensation for his serving as our director in 2014 and the first five months of 2015, we agreed to grant him 5,000 shares of our common stock under our 2009 Plan, vesting 50% on September 30, 2014 and the remainder on May 3, 2015. Because Mr. Shen was not our director after November 17, 2014, he gave up 2,500 shares compensation for 2014.

The following table summarizes the compensation paid by us to our directors during 2014.

	Director Compensation
Name	Fees earned or paid in cash ($)	Stock awards ($)(1)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
William Thomson	40,000	-	-	-	-	-	40,000
Kam Ping Chan	20,000	625	-	-	-	-	22,019
Weiping Shen (2)	-	2,500	-	-	-	-	6,487
Shiqing Yue	-	-	-	-	-	-	-

(1)     The amounts in this column represent the fair value of the award as of the grant date as computed in accordance with FASB ASC Topic 718. See Note 2 included in the Notes to Consolidated Financial Statements appearing later in this report for the assumptions used in determining this valuation.

(2)     Mr. Yue served as a member of our board of directors from November 17, 2014 until February 10, 2015.

Board committees

The board of directors has standing Audit, Nominating and Corporate Governance and Compensation committees. Each committee has a written charter. The charters are available on our website at www.armcometals.com. All committee members are independent directors. Information concerning the current membership and function of each committee is as follows:

Director	Audit Committee Member	Compensation Committee Member	Nominating and Governance Committee Member

William Thomson	✔ (1)	✔ (1)	✔
Kam Ping Chan	✔	✔	✔
Weiping Shen	✔	✔	✔ (1)

(1)             Denotes Chairman.

Audit Committee

The Audit Committee is responsible for fulfilling its oversight responsibility in the areas of audit and compliance and overseeing our financial reporting process, including monitoring the integrity of the financial statements and the independence and performance of the registered public accounting firm and supervising our compliance with legal and regulatory requirements. The Audit Committee is composed of three directors, each of whom has been determined by the board of directors to be independent as defined by the NYSE MKT Company Guide. The Board has determined that Mr. Thomson, the Chairman of the Audit Committee, qualifies as an “audit committee financial expert” as defined by the SEC.

Compensation Committee

The Compensation Committee is responsible for establishing and reviewing our compensation and employee benefit policies. The Compensation Committee reviews and recommends to the board of directors for approval the compensation for our Chief Executive Officer and all of our other executive officers, including salaries, bonuses and grants of awards under equity incentive plan, and the Committee is also responsible for administrating the equity incentive plan. The Compensation Committee, among other things, reviews and recommends to the board of directors employees to whose awards will be made under our 2009 Plan, as amended, determines the number of options to be awarded, and the time, manner of exercise and other terms of the awards. The Chief Executive Officer provides input to the committee with respect to the individual performance and compensation recommendations for the other executive officers. Although the committee’s charter authorizes the committee to retain an independent consultant, no third party compensation consultant was engaged for 2014. The committee also prepares and supervises the Board’s annual review of director independence and the Board’s annual self-evaluation. The Compensation Committee is composed of three directors, all of whom have been determined by the board of directors to be independent as defined by the NYSE MKT Company Guide.

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank”)

Dodd-Frank requires public companies to provide stockholders with an advisory vote on compensation of the most highly compensated executives, which are sometimes referred to as “say on pay” as well as an advisory vote on how often the company will present say on pay votes to its stockholders. At our 2013 annual meeting of stockholders, our stockholders approved a non-binding proposal that the frequency of an advisory vote on our executive compensation would be held every three years together with a non-binding resolution approving our executive compensation as described in that proxy statement.

The Securities and Exchange Commission has also approved new NYSE listing standards relating to compensation committees of listed companies, including companies on the NYSE MKT. The listing requirements were added pursuant to Dodd-Frank and address:

●	Enhanced independence requirement for compensation committee members,
●	Compensation committee authority relating to compensation consultants, counsel and other advisers, and
●	The responsibility of the compensation committee to consider potential conflicts of interests when choosing consultants, counsel and other advisers.

Listed companies have to comply with the new compensation committee independence until the earlier of the first annual meeting after January 15, 2014, or October 31, 2014. Listed companies, however, are required to comply with other new standards, including those relating to the authority of the compensation committee, beginning on July 1, 2013. As a smaller reporting company, we are not subject to the requirements of these new compensation committee rules, except that a smaller reporting company must have, and certify that it has and will continue to have, a compensation committee of at least two members, each of whom must be an independent director as defined under the current NYSE MKT independence rules. Our Compensation Committee meets this requirement. In addition, while a smaller reporting company must certify that it has adopted a formal written compensation committee charter or board resolution that specifies certain of the content discussed above, it will not need to incorporate into its charter or board resolutions provisions regarding authority to retain and fund compensation consultants, counsel, and advisers and responsibility to consider the independence of compensation consultants, counsel, and advisers.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee was formed to:

●

assist the board of directors by identifying individuals qualified to become Board members and to recommend for selection by the board of directors the director nominees to stand for election for the next annual meeting of our stockholders;

●	recommend to the board of directors director nominees for each committee of the board of directors;
●	oversee the evaluation of the board of directors and management, and
●	develop and recommend to the board of directors a set of corporate governance guidelines and enhancements to the Code of Business Conduct and Ethics.

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

A majority of the persons serving on our board of directors must be independent. Thus, the committee has considered transactions and relationships between each director or any member of his or her immediate family and us or our affiliates, including those reported under “Certain Relationships and Related Transactions” below. The committee also reviewed transactions and relationships between directors or their affiliates and members of our senior management or their affiliates. As a result of this review, the committee affirmatively determined that each of Messrs. Thomson, Chan and Shen are independent as defined by the NYSE MKT Company Guide.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, and to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during 2014 except:

●

Mr. Fengtao Wen, our Chief Financial Officer, failed to timely file one Form 4 reporting one acquisition and two Form 4s reporting two dispositions. The delinquent reports have subsequently been filed; and

●	Mr. Shiqing Yue failed to file a Form 3 upon his election to our board of directors in November 2014. Mr. Yue resigned from our Board in February 2015.

ITEM 11.	EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in the past two years for:

•	our principal executive officer or other individual serving in a similar capacity,
•

our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2014 as that term is defined under Rule B-7 of the Securities Exchange Act of 1934, and

•	up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2014.

For definitional purposes, these individuals are sometimes referred to as the “named executive officers.”

Summary Compensation Table
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)	No equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Kexuan Yao (2),	2014	213,070	-	249,500	-	-	-	-	462,570
Chief Executive Officer	2013	177,486	-	355,250	-	-	-	-	532,736
Fengtao Wen(3)	2014	52,778	-	7,362	-	-	-	-	60,140
Chief Financial Officer	2013	30,072	-	47,000	-	-	-	-	77,072

(1)            The amounts in this column represent the fair value of the award as of the grant date as computed in accordance with FASB ASC Topic 718. See Note 2 included in the Notes to Consolidated Financial Statements appearing later in this report for the assumptions used in determining this valuation.

(2)            Mr. Yao's compensation for 2014 included: (i) salary in cash of $112,785 and in stock of approximately 27,857 shares of our common stock for his 2014 services in lieu of cash multiplied by $3.60, which was the closing stock price per share on April 9, 2014, the date of grant. Such shares fully vested on the date of grant, (ii) 12,500 shares of our common stock for each quarter of 2014 services multiplied by $4.99, which was the closing stock price per share on February 8, 2012, the date of grant per employment agreement. Each of such 12,500 shares vested on April 1, 2014, July 1, 2014, October 1, 2014 and January 1, 2015, respectively.

Mr. Yao's compensation for 2013 included: (i) salary in cash of $93,557 and in stock of approximately17,857 shares of our common stock for his 2013 services in lieu of cash multiplied by $4.70, which was the closing stock price per share on November 5, 2013, the date of grant. Such shares fully vested on the date of grant, (ii) 22,500 shares of our common stock for his 2013 services in lieu of cash multiplied by $4.70, which was the closing stock price per share on November 5, 2013, the date of grant. Such shares fully vested on the date of grant; and (iii) 12,500 shares of our common stock for each quarter of 2013 services multiplied by $4.99, which was the closing stock price per share on February 8, 2012, the date of grant per employment agreement. Each of such 12,500 shares vested on April 1, 2013, July 1, 2013, October 1, 2013 and January 1, 2014, respectively.

(3)            Mr. Wen's compensation for 2014 included: (i) salary in cash of $52,778, and (ii) 2,045 shares of our common stock for his 2014 services in lieu of cash multiplied by $3.6, which was the closing stock price per share on April 9, 2014, the date of grant. Such shares fully vested on the date of grant.

The compensation for 2013 includes (i) salary in cash of $30,072 and in stock of 20,231 shares of our common stock for his services in lieu of cash multiplied by $0.47, which was the closing stock price per share on November 5, 2013, the date of grant. Such shares fully vested on the date of grant, and (ii) 100,000 shares of our common stock for his 2013 services in lieu of cash multiplied by $0.47, which was the closing stock price per share on November 5, 2013, the date of grant. Such shares fully vested on the date of grant.

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

Chief Executive Officer’s compensation

Employment Agreement covering 2014 and 2013 compensation

On February 8, 2012, we entered into an employment agreement with Mr. Kexuan Yao to employ Mr. Yao as our Chairmen of the board of the directors, President, and Chief Executive Officer. This agreement was entered into after the prior agreement with him terminated by its terms in December 2011. The term of employment under the 2012 agreement was from January 1, 2012 until December 31, 2014, unless sooner terminated in accordance with the terms of the employment agreement. Pursuant to the employment agreement, Mr. Yao was entitled to, among others, the following compensation and benefits:

●

A base salary at an annual rate of (i) $250,000 for the period beginning from January 1, 2012 through December 31, 2012; (ii) $275,000 for the period beginning on January 1, 2013 through December 31, 2013; and (iii) $300,000 for the period beginning on January 1, 2014 through December 31, 2014;

●	A cash bonus equal to 50% of Mr. Yao’s base salary for each year during the contract term;

●

During the employment term, the Compensation Committee had the discretion to grant Mr. Yao annual bonuses pursuant to a specified time or fixed schedule specified under the compensation plan at the date of the deferral of such compensation. Mr. Yao was also eligible to receive any other bonus under any other bonus plan, stock option or equity-based plan, or other policy or program of our company, as may be approved by the Compensation Committee and in accordance with any stockholder approval incentive plan in effect at the time of such decision;

●

Mr. Yao received 150,000 shares of our common stock, subject to the terms and conditions of our 2009 Plan. The shares vested according to the following schedule:12,500 shares vested on the first day of each quarter over a three year period commencing on April 1, 2012 and terminating on January 1, 2015,provided, however, if the executive was terminated pursuant to employment agreement, Mr. Yao shall forfeit all the unvested shares as of such termination;

●	Eligibility to participate in our benefit plans that are generally provided for executive employees.

●	Paid vacation of at least less than 25 business days per year, to be credited in accordance with our ordinary policies;

●

We agreed to pay or reimburse Mr. Yao for any expenses, including reasonable attorneys fees and expenses, actually incurred (and, in the case of reimbursement, paid) by him, up to a maximum of $10,000, in connection with: (i) obtaining the proper work permits and/or visas and/or United States Permanent Resident Card necessary for Mr. Yao to provide services to us in the United States; and (ii) the preparation of his and his spouse’s (if applicable) United States income tax returns as required by law; and

●	We agreed to reimburse Mr. Yao the amount of the premiums paid by him on a term life policy for the benefit of his and his designated beneficiaries with a death benefit of $2 million.

Upon certain termination events and a change in control of our company, Mr. Yao was entitled to certain payments from us as described in the employment agreement. No such events occurred during the term of the 2012 employment agreement.

Current Employment Agreement

Upon the expiration of the 2012 employment agreement, in February 2015 we entered into a new employment agreement with Mr. Yao.

On March 19, 2015 Armco Metals Holdings, Inc. entered into an employment agreement with Mr. Kexuan Yao, its President and Chief Executive Officer. Mr. Yao's prior employment agreement with us had expired by its terms on December 31, 2014. The new employment agreement was approved by the Compensation Committee of the Board of Directors which is comprised of independent directors.

The term of employment under the new employment agreement is from January 1, 2015 until December 31, 2015, unless sooner terminated in accordance with the terms of the agreement. Pursuant to the employment agreement, Mr. Yao will be entitled to, among others, the following compensation and benefits:

●	a base salary at an annual rate of $250,000;

●

if awareded by the Compensation Committeee, he may be entitled to a cash bonus equal up to 50% of Mr. Yao’s base salary which, if awarded, would be payable two and one-half months following the year in which the base salary is payable;

●	during the employment term, the Compensation Committee has the discretion to grant Mr. Yao additional bonuses in its sole discretion;

●

as additional compensation, Mr. Yao received a restricted stock grant of 60,000 shares of our common stock under our Amended and Restated 2009 Stock Incentive Plan, as amended, vesting in four equal quarterly installments beginning on April 1, 2015;

●	eligibility to participate in our benefit plans that are generally provided for executive employees;

●	paid vacation of at least less than 25 business days per year, to be credited in accordance with our ordinary policies;

●

we agreed to pay or reimburse Mr. Yao for any expenses, including reasonable attorneys fees and expenses, actually incurred (and, in the case of reimbursement, paid) by him, up to a maximum of $10,000, in connection with: (i) obtaining the proper work permits and/or visas and/or United States Permanent Resident Card necessary for Mr. Yao to provide services to us in the United States; and (ii) the preparation of his and his spouse’s (if applicable) United States income tax returns as required by law; and

●	we agreed to reimburse Mr. Yao the amount of the premiums paid by him on a term life policy for the benefit of his and his designated beneficiaries with a death benefit of $2 million.

The employment agreement will be terminated in the event of Mr. Yao's death or disability, by us with or without cause, or by Mr. Yao with or without good reason. In addition, upon a change of control, change of ownership, change in effective control and/or change in ownership of substantial assets, all as described in the employment agreement, Mr. Yao has the right to terminate the employment agreement. Depending upon the reason for termination, Mr. Yao may be entitled to receive certain severance and other payments. The agreement contains customary confidentiality, non-compete and non-circumvention provisions and we agreed to indemnify Mr. Yao in certain circumstances.

The foregoing summary of the employment agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of agreement which was filed as Exhibit 10.31 to the Current Report on Form 8-K filed on March 24, 2015 and incorporated herein by reference.

Other named executive officers’ compensation

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

Outstanding equity awards at fiscal year-end

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2014:

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)(3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)(2)
Kexuan Yao	-	-	-	-	-	12,500	62,375	12,500	62,375

(1)	This column reflects the number of shares of our restricted common stock awarded to the respective named executive officer that had not yet vested as of December 31, 2014.
(2)	Determined based on the closing market price of our common stock on February 8, 2012, the grant date of $4.99 per share.
(3)	Number of shares reflects 12,500 shares of restricted common stock which shall vest on January 1, 2015 if Mr. Yao remains as our employee at the time of vesting.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

At March 27, 2015, we had 6,077,218 of common stock issued and outstanding. The following table sets forth information known to us as of March 27, 2015 relating to the beneficial ownership of shares of our common stock by:

●	each person who is known by us to be the beneficial owner of more than 5% of our outstanding common stock;
●	each director and nominee;
●	each named executive officer; and
●	all named executive officers and directors as a group.

Except as otherwise noted below, the address of each of the persons shown in the above table is c/o Armco Metals Holdings, Inc., 1065 E. Hillsdale Boulevard, Suite 315, Foster City, CA 94404. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

	Common Stock
Name and Address of Beneficial Owner (1)	Shares	%
Kexuan Yao (1)	1,063,334	18.9%
Fengtao Wen	46,334	<1%
Weiping Shen	11,000	<1%
Kam Ping Chan	3,500	<1%
William Thomson (2)	2,625	<1%
All directors and executive officers as a group (five persons) (1) (2)	1,115,793	20.0%

(1)

The number of shares beneficially owned by Mr. Yao includes 962,056 shares of common stock directly owned by Mr. Yao, 98,778 shares of common stock owned by his spouse, and 15,000 shares underlying vested restricted stock awards under Mr. Yao’s employment agreement dated March 19, 2015 if he remains as an employee at the time of vesting, and the 1,300,000 pledged shares as described below. Mr. Yao entered into a Structured Transaction Agreement, dated June 11, 2010, with Crisnic Fund, SA., or Crisnic Fund. In connection with that agreement, Mr. Yao pledged 1,300,000 shares of our common stock as collateral. After lengthy jurisdictional proceedings in which Crisnic Fund unsuccessfully disputed the jurisdiction of the United States District Court, Mr. Yao acquired discovery in litigation against Crisnic Fund. Crisnic Fund's brokerage account statements reflected that Crisnic Fund sold all 1,300,000 shares pledged as collateral, without notice to Mr. Yao. The dates of Crisnic Fund's sales ranged from June 29, 2010 through July 8, 2010. The net proceeds of such sales totaled $4,113,064.29. While Crisnic Fund did, on July 27, 2010, send Mr. Yao $1 million in purported loan proceeds, Crisnic Fund did so only after it had already sold Mr. Yao's 1,300,000 shares pledged as collateral. Mr. Yao is currently in litigation to recover all 1,300,000 shares of his stock and damages, including punitive damages for fraud.

(2)

The number of shares beneficially owned by Mr. Thomson includes 1,625 shares of our restricted common stock awarded pursuant to our 2009 Plan of which 25% of 625 shares vested on March 31, 2010, and of which 25% of 625 shares vested on June 30, 2010, 25% of 625 shares vested on September 30, 2010 and 25% of 625 shares vested on December 31, 2010, and 1,000 shares vested on December 15, 2011. Mr. Thomson earned additional 1,000 shares on February 20, 2015 for his service.

Securities authorized for issuance under equity compensation plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our shareholders as well as any equity compensation plans not approved by our stockholders as of December 31, 2014.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plans approved by our stockholders: Amended and Restated 2009 Plan	1,120,000	-	107,112
Plans not approved by stockholders:	-	-	-

2009 Plan

For a description of the material terms of our 2009 Plan, please see Note 15 of the Notes to Consolidated Financial Statements appearing later in this report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The following sets forth a summary of transactions since the beginning of 2013, or any currently proposed transaction, in which our company was to be a participant and the amount involved exceeded or exceeds $120,000 and in which any related person had or will have a direct or indirect material interest, other than compensation described under Item 11. Executive Compensation appearing earlier in this report. We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

On January 1, 2006, Henan Armco entered into a non-cancellable operating lease for its 176.37 square meters commercial office space in the City of Zhengzhou, Henan Province, PRC with Mr. Kexuan Yao for RMB 10, 000 per month, which expired on December 31, 2008 and has been extended through December 31, 2014. Total lease payments for 2014 and 2013 amounted to RMB 120,000 (equivalent to $19,525 and $19,373, respectively).On December 31, 2014, the lease renewed for one year expiring on December 31, 2015 with same term.

From time to time, Mr. Yao advances funds to us for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand. As of December 31, 2014 and December 31, 2013, we owed him $877,076 and $668,332, respectively, net of repayments during those periods.

On March 29, 2013, we executed a promissory note in the amount of $1,000,000 payable to Mr. Yao. The note, which was due in one year, accrues interest at 8% per annum. The proceeds are used for working capital purposes. On October 28, 2013, the note was converted into approximately 201, 033 shares of our common stock, at a conversion price of $5.20 per share, such price being equal to the average of the last three closing bid prices of the common stock on the NYSE MKT, pursuant to certain subscription agreement entered into between our company and Mr. Yao on October 22, 2013.

During 2014 we also borrowed $893,752 from related parties, including Mr. Yao, for working capital, and repaid $372,888 of those obligations. We expect to satisfy these obligations through our operations.

Related Person Transaction Policy

On October 26, 2009, our board of directors adopted a written Related Person Transaction Policy that requires the board of directors or Audit Committee to approve or ratify transactions between our company or one or more of our subsidiaries and any related person involving an amount in excess of $120,000. Under the Related Person Transaction Policy, the board of directors or Audit Committee will review the relevant facts of the proposed transaction and the interest of the related person in the transaction and either approve or reject the proposed transaction. If a related person transaction that has not been previously approved or previously ratified is discovered, that transaction will be presented to the board of directors or Audit Committee for ratification. No director can participate in the deliberation or approval of any related person transaction in which such director is the related person.

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

The Related Person Transaction Policy provides that the following types of transactions are deemed to be pre-approved under the policy:

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

Director independence

We are required to have a majority of independent directors within the meaning of applicable NYSE MKT Company Guide rules. The board of directors has determined Mr. Thomsom, Chan and Shen are independent directors as determined by the NYSE MKT Company Guide.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees that were billed for the audit and other services provided by for 2014 and 2013.

	2014	2013
Audit Fees	$126,000	$170,000
Audit-Related Fees	-	-
Tax Fees	-	7,500
All Other Fees	-	2,500
Total	$126,000	$190,000

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

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1)     Financial statements.

•	Report of Independent Registered Public Accounting Firms
•	Consolidated balance sheets at December 31, 2014 and 2013
•	Consolidated statement of operations and comprehensive income (loss) for the years ended December 31, 2014 and 2013
•	Consolidated statements of change in shareholders’ equity for the years ended December 31, 2014 and 2013
•	Consolidated statements of cash flows for the years ended December 31, 2014 and 2013
•	Notes to consolidated financial statements

(b)     Exhibits.

Exhibit Index	Description of Document	Filed Herewith	Previously Filed	Incorporated by Reference To:
2.1	Share Purchase Agreement between Cox Distributing, Inc. and Armco & Metawise (HK), Ltd., dated June 27, 2008.		✔	Exhibit 10.4 to the Current Report on Form 8-K filed on July 1, 2008.
3.1	Articles of Incorporation		✔	Exhibits 3.1 to the registration statement on Form SB-2, SEC File No. 333-145712, filed on August 27, 2007 (the "SB-2").
3.2	Bylaws		✔	Exhibit 3.2 to the SB-2.
3.3	Amendments to Bylaws		✔	Exhibit 3.3 to the Current Report on Form 8-K filed on April 1, 2010.
3.4	Certificate of Amendment to Articles of Incorporation		✔	Exhibit 3.1 to the Current Report on Form 8-K filed on July 8, 2013.
3.5	Certificate of Amendment to the Articles of Incorporation		✔	Exhibit 3.5 to the Current Report on Form 8-K filed January 9, 2015.
3.6	Certificate of Change for 1:10 reverse stock split effective January 9, 2015.		✔	Exhibit 3.6 to the Current Report on Form 8-K filed January 9, 2015.
4.1	Form of $7.50 Warrant (April 2010 Offering)		✔	Exhibit 4.2 to the Current Report on Form 8-K filed on April 20, 2010.
4.2	Form of Amendment to Subscription Agreement and Common Stock Purchase Warrant		✔	Exhibit 4.2 to the Quarterly Report on Form 10-Q for the period ended March 31, 2010.
4.3	Form of Amendment No. 2 to Subscription Agreement and Common Stock Purchase Warrantdated January 11, 2013		✔	Exhibit 10.1 to the Current Report on Form 8-K as filed on January 17, 2013.
4.4	Form of Senior Convertible Note		✔	Exhibit 4.1 to the Current Report on Form 8-K as filed on November 13, 2013.
4.5	Form of 8% convertible note		✔	Exhibit 4.6 to the Current Report on Form 8-K filed on January 17, 2014
4.6	Form of 8% convertible note		✔	Exhibit 2.7 to the Current Report on Form 8-K filed on February 6, 2014
10.1	China Armco Metals, Inc. 2009 Stock Incentive Plan		✔	Exhibit 10.1 to the Current Report on Form 8-K filed on October 28, 2009.
10.2	Form of China Armco Metals, Inc. Restricted Stock Agreement		✔	Exhibit 10.2 to the Current Report on Form 8-K filed on October 28, 2009.
10.3	Loan Agreement between Armet (Lianyungang) Renewable Resources Co., Ltd. and Bank of China Dated September 4, 2009		✔	Exhibit 10.14 to the Annual Report on Form 10-K for the year ended December 31, 2009.
10.4	Renewed Loan Agreement between Armet (Lianyungang) Renewable Resources Co., Ltd. and Bank of China Dated March 15, 2013		✔	Exhibit 10.4 to the Annual Report on Form 10-K for the year ended December 31, 2013
10.5	Banking Facilities Agreement between Armco & Metawise (H.K.) Limited and DBS Bank (Hong Kong) Limited dated April 22, 2009		✔	Exhibit 10.15 to the Annual Report on Form 10-K for the year ended December 31, 2009.
10.6	Uncommitted Trade Finance Facilities Agreement between Armco & Metawise (H.K.) Limited and RZB Austria Finance (Hong Kong) dated March 25, 2009		✔	Exhibit 10.16 to the Annual Report on Form 10-K for the year ended December 31, 2009.
10.7	Line of Credit Review Approval Notice between Henan Armco & Metawise Trading Co., Ltd. and Guangdong Development Bank Zhengzhou Branch dated October 21, 2009		✔	Exhibit 10.17 to the Annual Report on Form 10-K for the year ended December 31, 2009.
10.8	Armet (Lianyungang) Renewable Resources Co., Ltd. Scrap Metal Sales Contract between dated February 21, 2010		✔	Exhibit 10.19 to the Annual Report on Form 10-K for the year ended December 31, 2009.
10.9	Form of Securities Purchase Agreement of April 2010 Offering		✔	Exhibit 10.20 to the Current Report on Form 8-K filed on April 20, 2010.
10.10	Form of Registration Rights Agreement of April 2010 Offering		✔	Exhibit 10.21 to the Current Report on Form 8-K filed on April 20, 2010.
10.11	Scrap Metal Sales Contract between Armet (Lianyungang) Renewable Resources Co. and Jiangsu Lihuai Iron & Steel Co., Ltd. dated February 21, 2010		✔	Exhibit 10.19 to the Quarterly Report on Form 10-Q for the period ended March 31, 2010.

10.12	Guaranty Cooperation Agreement	✔	Exhibit 10.23 to the Current Report on Form 8-K as filed on June 17, 2010.
10.13	Addendum dated August 12, 2010 to Guaranty Cooperation Agreement	✔	Exhibit 10.21 to the Quarterly Report on Form 10-Q for the period ended June 30, 2010.
10.14	Banking Facilities Agreement between Armco & Metawise (H.K.) Limited and DBS Bank (Hong Kong) Limited dated August 6, 2010	✔	Exhibit 10.22 to the Quarterly Report on Form 10-Q for the period ended September 30, 2010.
10.15	Renewed Banking Facilities Agreement between Armco & Metawise (H.K.) Limited and DBS Bank (Hong Kong) Limited dated October 22, 2013	✔	Exhibit 10.15 to the Annual Report on Form 10-K for the year ended December 31, 2013
10.16	Amendment No. 1 dated July 23, 2010 to the Uncommitted Trade Finance Facilities Agreement between Armco & Metawise (H.K.) Limited and RZB Austria Finance (Hong Kong) dated March 25, 2009	✔	Exhibit 10.24 to the Quarterly Report on Form 10-Q for the period ended September 30, 2010.
10.17	Employment Agreement with Mr. Kexuan Yao dated February 8, 2012	✔	Exhibit 10.1 to the Current Report on Form 8-K for as filed on February 10, 2012.
10.18	Amendment To China Armco Metals, Inc.’s Amended and Restated 2009 Stock Option Plan	✔	Exhibit 10.1 to the Current Report on Form 8-K for as filed on July 18, 2012.
10.19	Form of Subscription Agreement dated as of January 28, 2013	✔	Exhibit 10.1 to the Current Report on Form 8-K for as filed on January 29, 2013.
10.20	Securities Purchase Agreement, dated as of November 4, 2013, by and between Hanover Holdings I, LLC and Armco Metals Holdings, Inc.	✔	Exhibit 10.1 to the Current Report on Form 8-K for as filed on November 13, 2013.
10.21	Registration Rights Agreement, dated as of November 4, 2013, by and between Hanover Holdings I, LLC and Armco Metals Holdings, Inc.	✔	Exhibit 10.2 to the Current Report on Form 8-K for as filed on November 13, 2013.
10.22	Long Term Steel Scrap Supply Agreement, dated as of February 20, 2014, by and between Mitsui & Co. (Shanghai) Ltd. and Armco (Lianyungang) Renewable Metals, Inc.	✔	Exhibit 10.22 to the Annual Report on Form 10-K for the year ended December 31, 2013
10.23	Share Exchange Agreement dated April 15, 2014 by and among Armco Metals Holdings, Inc. and Draco Resources, Inc. and its shareholders	✔	Exhibit 10.9 to the Current Report on Form 8-K as filed on April 22, 2014.
10.24

Amendment No. 2 to Share Exchange Agreement dated August 25, 2014 by and among Armco Metals Holdings, Inc., Draco Resources Inc., Metawise Group Inc., Songqiang Chen, Jian Fang, Changlin Yan, Hongye Chen, Fanjie Wang, Tong Huang, Honglin Zhang and Hongbing Lin.

		✔	Exhibit 10.1 to the Current Report on Form 8-K as filed on August 29, 2014
10.25

Form of Amendment No. 3 to Share Exchange Agreement dated September 22, 2014 by and among Armco Metals Holdings, Inc., Draco Resources Inc., Metawise Group Inc., Songqiang Chen, Jian Fang, Changli Yan, Hongye Chen, Fajie Wang, Tong Huang, Honglin Zhang and Hongbing Lin.

		✔	Exhibit 10.1 to the Current Report on Form 8-K filed on September 23, 2014

10.26	Form of Convertible Promissory Note of $78,500 dated October 29, 2014 by and between Armco Metals Holdings, Inc. and KBM Worldwide, Inc.		✔	Exhibit 10.25 to the Quarterly Report on Form 10-Q for the period ended September 30, 2014
10.27	Third Amendment to Armco Metals Holdings, Inc. Amended and Restated 2009 Stock Incentive Plan		✔	Exhibit 4.1 to the registration statement on Form S-8, SEC File No. 201260, filed on December 24, 2014
10.28	Form of Note Exchange Agreement		✔	Exhibit 10.34 to the Current Report on Form 8-K filed on January 17, 2014
10.29	Form of Note Exchange Agreement		✔	Exhibit 10.35 to the Current Report on Form 8-K filed on February 6, 2014
10.30	New Lease Agreement between Henan Armco and CEO Kexuan Yao	✔
10.31	New Employment Agreement with CEO Kexuan Yao		✔	Exhibit 10.31 to the Current Report on Form 8-K filed on 24, 2015.
14.1	Code of Ethics		✔	Exhibit 14.1 to the Annual Report on Form 10-K for the year ended December 31, 2009.
21.1	List of subsidiaries of the Registrant		✔	Exhibit 21.1 to the Annual Report on Form 10-K for the year ended December 31, 2012.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	✔
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	✔
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	✔
101.INS	XBRL INSTANCE DOCUMENT	✔
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA	✔
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE	✔
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE	✔
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE	✔
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE	✔

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Armco Metals Holdings, Inc.
March 30, 2015	By: /s/ Kexuan Yao
Kexuan Yao, Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints Kexuan Yao his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including amendments) to this Annual Report on Form 10-K for the year ended December 31, 2014, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Positions	Date

/s/ Kexuan Yao Kexuan Yao	Chief Executive Officer, President, Chairman of the Board of Directors, principal executive officer	March 30, 2015

/s/ Fengtao Wen Fengtao Wen	Chief Financial Officer, principal financial and accounting officer	March 30, 2015

/s/ William Thomson William Thomson	Director	March 30, 2015

/s/ Kam Ping Chan Kam Ping Chan	Director	March 30, 2015

/s/ Weiping Shen Weiping Shen	Director	March 30, 2015

Armco Metals Holdings, Inc.

December 31, 2014 and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Armco Metals Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Armco Metals Holdings, Inc. and Subsidiaries (collectively, the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Armco Metals Holdings, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey, LLP

MaloneBailey, LLP

Houston, Texas

March 30, 2015

ARMCO METALS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013

ASSETS
CURRENT ASSETS:
Cash	$1,884,887	$596,557
Pledged deposits	498,615	4,652,222
Marketable securities	73,943	519,129
Accounts receivable, net	43,202,886	25,595,516
Inventories	9,154,463	20,456,920
Advance on purchases	1,093,402	733,285
Prepayments and other current assets	1,164,603	1,181,371

Total Current Assets	57,072,799	53,735,000

Property, plant and equipment, net	32,563,929	35,495,678

Land use rights, net	6,108,283	6,265,301

Deferred tax assets	279,563	-

Total Assets	$96,024,574	$95,495,979

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Loans payable	$17,011,843	$27,415,638
Banker's acceptance notes payable and letters of credit	1,767,790	8,473,217
Current maturities of capital lease obligation	720,819	904,990
Accounts payable	5,497,866	10,062,463
Advances received from Chairman and CEO	877,076	668,332
Due to related parties	717,703	403,141
Customer deposits	1,467,281	649,488
Corporate income tax payable	815,073	822,207
Derivative liabilities	-	61,429
Value added tax and other taxes payable	5,747,470	2,202,331
Deferred tax liabilities	2,965,196	-
Accrued expenses and other current liabilities	3,850,095	1,228,753

Total Current Liabilities	41,438,212	52,891,989

Total Liabilities	41,438,212	52,891,989

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized, 5,615,088 and 2,987,633 shares issued and outstanding as of December 31, 2014 and 2013, respectively	5,615	2,988
Additional paid-in capital	45,968,908	35,817,794
Retained earnings	4,491,948	2,625,287
Accumulated other comprehensive income (loss):
Change in unrealized loss on marketable securities	(429,142)	(694,512)
Foreign currency translation gain	4,549,033	4,852,433

Total Stockholders' Equity	54,586,362	42,603,990

Total Liabilities and Stockholders' Equity	$96,024,574	$95,495,979

See accompanying notes to the consolidated financial statements.

ARMCO METALS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Year	For the Year
	Ended	Ended
	December 31, 2014	December 31, 2013

NET REVENUES	$124,186,989	$128,738,194

COST OF GOODS SOLD	109,651,864	125,426,672

GROSS PROFIT	14,535,125	3,311,522

OPERATING EXPENSES:

Selling expenses	307,289	177,118

Professional fees	607,513	512,474

General and administrative expenses	3,429,182	3,397,191

Operating cost of idle manufacturing facility	1,692,476	1,840,967

Total operating expenses	6,036,460	5,927,750

INCOME (LOSS) FROM OPERATIONS	8,498,665	(2,616,228)

OTHER (INCOME) EXPENSE:

Interest income	(99,637)	(325,256)

Interest expense	3,460,820	2,157,156

Investment loss	394,565	-

Change in fair value of derivative liabilities	107,378	(929,883)

Loan guarantee expense	13,002	45,733

Other expense	70,112	145,849

Total other expense	3,946,240	1,093,599

INCOME (LOSS) BEFORE INCOME TAX PROVISION	4,552,425	(3,709,827)

INCOME TAX PROVISION	2,685,764	421,585

NET INCOME (LOSS)	1,866,661	(4,131,412)

OTHER COMPREHENSIVE INCOME (LOSS):
Change in unrealized income (loss) on marketable securities	265,370	(694,512)

Foreign currency translation gain (loss)	(303,400)	1,367,863

COMPREHENSIVE INCOME (LOSS)	$1,828,631	$(3,458,061)

NET INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED:

Net income (loss) per common share - basic and diluted	$0.39	$(1.66)

Weighted Average Common Shares Outstanding - basic and diluted	4,785,073	2,488,662

See accompanying notes to the consolidated financial statements.

ARMCO METALS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Years Ended December 31, 2014 and 2013

		Common Stock, $0.001 Par Value				Accumulated Other Comprehensive Income (Loss)
	Shares before split	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Change in Unrealized Loss on Marketable Securities	Foreign Currency Translation Gain	Total Stockholders' Equity

Balance, December 31, 2012	20,319,698	2,031,970	2,033	31,560,370	6,756,699	-	3,484,570	41,803,672

Issuance of common shares at $0.50 per share for cash	3,242,712	324,271	325	1,621,031				1,621,356

Reclassification of the fair value of warrants to purchase 1,031,715 common shares on January 11, 2013 from additional paid-in capital to derivative liability to reflect the re-instatement of the derivative feature				(623,809)				(623,809)

Loan guarantee services received and quarterly shares vested from common shares issued to Chaoyang Steel on June 11, 2010 for 5 years loan guarantee services expiring June 30, 2016	33,333	3,333	3	12,497				12,500

Issuance of common shares for legal services to All Bright for service of one year starting from April 1, 2012	75,000	7,500	8	28,117				28,125

Facilities leasing services received and quarterly shares vested from common shares Issued to Hebang on June 24, 2012 for 2 years (facilities lease was terminated on 3/31/2013)	750,000	75,000	75	281,175				281,250

Issuance of common shares for consulting services to Broad Max Holding for service of one year starting from December 1, 2012	50,000	5,000	5	18,745				18,750

Loan guarantee services received and quarterly shares vested from common shares issued to Chaoyang Steel on June 11, 2010 for 5 years loan guarantee services expiring June 30, 2016	33,333	3,333	3	10,330				10,333

Issuance of common shares for consulting services to Broad Max Holding for service of one year starting from December 1, 2012	33,333	3,333	3	10,330				10,333

Loan guarantee services received and quarterly shares vested from common shares issued to Chaoyang Steel on June 11, 2010 for 5 years loan guarantee services expiring June 30, 2016	33,333	3,333	3	12,664				12,667

Issuance of common stock to employees pursuant to the 2009 Stock Incentive Plan for services valued at $0.47 per share granted on November 5, 2013	1,363,282	136,328	136	640,607				640,743

Issuance of common shares for consulting services to CDII for service of one year starting from November 1, 2013	250,000	25,000	25	76,725				76,750

Issuance of common shares for financing cost	47,022	4,702	5	21,150				21,155

Loan guarantee services received and quarterly shares vested from common shares issued to Chaoyang Steel on June 11, 2010 for 5 years loan guarantee services expiring June 30, 2016	33,333	3,333	3	10,230				10,233

Issuance of common stock to CEO in conversion of his loan to Company to shares	2,010,327	201,033	201	1,045,168				1,045,369

Issuance of common stock in conversion of short term loan to Company to shares	1,570,371	157,039	157	816,436				816,593

Stock-based compensation for directors	31,250	3,125	3	276,028				276,031

Net Loss					(4,131,412)			(4,131,412)

Change in unrealized gain (loss) on marketable securities						(694,512)		(694,512)

Foreign currency translation gain							1,367,863	1,367,863

Balance, December 31, 2013	29,876,327	2,987,633	$2,988	$35,817,794	$2,625,287	$(694,512)	$4,852,433	$42,603,990

Loan guarantee services received and quarterly shares vested from common shares issued to Chaoyang Steel on June 11, 2010 for 5 years loan guarantee services expiring June 30, 2016	33,338	3,334	3	12,999				13,002

Stock based compensation	2,361,208	236,121	236	1,096,555				1,096,791

Issuance of common shares for consulting services to CDII for service of one year starting from November 1, 2013	750,000	75,000	75	202,425				202,500

Issuance of common shares for consulting services to All Bright for service of 14 months starting from April 1, 2014	375,000	37,500	38	80,887				80,925

Issuance of common shares to initial investors	60,000	6,000	6	(6)

Issuance of common stock in conversion of convertible notes	22,694,997	2,269,500	2,269	6,638,627				6,640,896

Reclassification of derivative liabilities due to conversion of convertible notes				2,119,627				2,119,627

Net Income					1,866,661			1,866,661

Change in unrealized gain (loss) on marketable securities						265,370		265,370

Foreign currency translation gain (loss)							(303,400)	(303,400)

Balance, December 31, 2014	56,150,870	5,615,088	$5,615	$45,968,908	$4,491,948	$(429,142)	$4,549,033	$54,586,362

See accompanying notes to the consolidated financial statements.

ARMCO METALS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year	For the Year
	Ended	Ended
	December 31, 2014	December 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,866,661	$(4,131,412)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation expense	2,800,253	2,847,606
Amortization expense	122,821	145,499
Allowance for doubtful accounts	188,644	-
Deferred income taxes	2,685,764	-
Change in fair value of derivative liabilities	107,378	(929,883)
Loss on sales of marketable securities	394,565	-
Amortization of debt discount	2,003,611	8,004
Stock based compensation	1,096,791	1,377,715
Stock issued for third-party services	296,427	-
Shares issued for financing cost	-	21,155
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Changes in operating assets and liabilities:
Bank acceptance notes receivable	-	(8,072)
Accounts receivable	(17,742,468)	(9,319,280)
Inventories	11,190,448	(6,546,757)
Advance on purchases	(447,153)	1,556,395
Prepayments and other current assets	(83,560)	(780,339)
Banker's acceptance notes payable and letters of credit	(6,659,154)	(422,970)
Accounts payable	(4,591,815)	8,690,406
Customer deposits	821,405	(957,536)
Taxes payable	3,552,224	92,685
Accrued expenses and other current liabilities	2,946,943	(1,163,596)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	549,785	(9,520,380)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from release of pledged deposits	5,944,745	21,162,708
Payment made towards pledged deposits	(1,816,491)	(21,077,956)
Purchase of property, plant and equipment	(341)	(167,962)
Cash received from sales of marketable securities	315,991	-

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	4,443,904	(83,210)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	20,706,925	49,611,412
Repayment of loans payable	(24,705,403)	(39,959,898)
Repayment of capital lease obligation	(179,102)	(3,552,805)
Advances from (repayment to) Chairman and CEO	204,071	754,740
Advances from (repayment to) related parties	316,795	368,081
Proceeds from convertible notes	678,500	-
Proceeds from sales of common stock	-	1,621,356

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(2,978,214)	8,842,886

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(727,145)	(9,910)

NET CHANGE IN CASH	1,288,330	(770,614)

Cash at beginning of the year	596,557	1,367,171

Cash at end of the year	$1,884,887	$596,557

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$429,546	$1,951,630
Income taxes paid	$5,197	$12,615

NON CASH FINANCING AND INVESTING ACTIVITIES:
Reclassification of derivative liability from equity	$2,119,627	$623,809
Reclassification from short-term debt to convertible debt	$5,554,468	$-
Reclassification from other payable to short-term debt	$104,133	$-
Debt discount due to convertible feature	$1,950,820	$60,795
Common shares issued for conversion of advances from Chairman and CEO	$-	$1,045,369
Common shares issued for conversion of debt and accrued interest	$6,640,896	$816,593

See accompanying notes to the consolidated financial statements.

Armco Metals Holdings, Inc.

December 31, 2014 and 2013

Notes to the Consolidated Financial Statements

Note 1 – Organization and Operations

Armco Metals Holdings, Inc. (formerly China Armco Metals, Inc. and Cox Distributing, Inc.)

Armco Metals Holdings, Inc. (“Armco Metals Holdings” or the “Company”) was incorporated under the laws of the State of Nevada as Cox Distributing, Inc. on April 6, 2007. On June 27, 2008, the Company changed its name to China Armco Metals, Inc. (“Armco Metals”) upon the acquisition of Armco Metals International Limited (formerly “Armco & Metawise (H.K) Limited” or “Armco HK”) and Subsidiaries to better identify the Company with the business conducted, through its wholly owned subsidiaries in China, import, export and distribution of ferrous and non-ferrous ores and metals, and processing and distribution of scrap steel. On July 3, 2013, the Company changed its name from “China Armco Metals, Inc.” to “Armco Metals Holdings, Inc.”.

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

Formation of Armco (Lianyungang) Renewable Metals, Inc.

On January 9, 2007, Armco HK formed Armco (Lianyungang) Renewable Metals, Inc. (“Renewable Metals”), a wholly- owned foreign enterprise (“WOFE”) subsidiary in the City of Lianyungang, Jiangsu Province, PRC. Renewable Metals engages in the processing and distribution of scrap metal.

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

Acquisition of Armco Metal International Limited and Subsidiaries (“Armco HK”) Recognized as a Reverse Acquisition

On June 27, 2008, the Company entered into and consummated a share purchase agreement (the “Share Purchase Agreement”) with Armco HK and Feng Gao (“Ms. Gao”), who owned 100% of the issued and outstanding shares of Armco HK. In connection with the consummation of the Share Purchase Agreement, (i) Stephen Cox surrendered 769,400 common shares, representing his controlling interest in the Company for cancellation and resigned as an officer and director; (ii) the Company purchased from the Armco HK Shareholder 100% of the issued and outstanding shares of Armco HK’s capital stock for $6,890,000 by delivery of the Company’s purchase money promissory note; (iii) issued to Ms. Gao (a) a stock option entitling Ms. Gao to purchase 530,000 shares of the Company’s common stock, par value $.001 per share (the “Common Stock”) with an exercise price of $13.0 per share expiring on December 31, 2008 and (b) a stock option entitling Ms. Gao to purchase 200,000 shares of the Company’s common stock with an exercise price of $50.00 per share expiring two (2) years from the date of issuance on June 27, 2010 (the “Gao Options”). On August 12, 2008, Ms. Gao exercised her option to purchase and the Company issued 530,000 shares of its common stock in exchange for the $6,890,000 note owed to Ms. Gao. The shares issued represented approximately 69.7% of the issued and outstanding common stock immediately after the consummation of the Share Purchase and exercise of the option to purchase 530,000 shares of the Company’s common stock at $13.0 per share.

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

Principles of Consolidation

The Company applies the guidance of Topic 810 “Consolidation” of the FASB Accounting Standards Codification to determine whether and how to consolidate another entity. Pursuant to ASC Paragraph 810-10-15-10 all majority-owned subsidiaries—all entities in which a parent has a controlling financial interest—shall be consolidated except (1) when control does not rest with the parent, the majority owner; (2) if the parent is a broker-dealer within the scope of Topic 940 and control is likely to be temporary; (3) consolidation by an investment company within the scope of Topic 946 of a non-investment- company investee. Pursuant to ASC Paragraph 810-10-15-8 the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, of more than 50 percent of the outstanding voting shares of another entity is a condition pointing toward consolidation. The power to control may also exist with a lesser percentage of ownership, for example, by contract, lease, agreement with other stockholders, or by court decree. The Company consolidates all less-than-majority-owned subsidiaries, if any, in which the parent’s power to control exists.

The Company's consolidated subsidiaries are as follows as of December 31, 2014:

Name of consolidated subsidiary	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition, if applicable)	Attributable interest

Armco Metal International Limited (“Armco HK”)	Hong Kong SAR	July 13, 2001	100%

Henan Armco and Metawise Trading Co., Ltd. (“Henan Armco”)	PRC	June 6, 2002	100%

Armco (Lianyungang) Renewable Metals, Inc. (“Renewable Metals”)	PRC	January 9, 2007	100%

Armco (Lianyungang) Holdings, Inc. (“Lianyungang Armco”)	PRC	June 4, 2009	100%

Armco Metals (Shanghai) Holdings. Ltd. (“Armco Shanghai”)	PRC	July 16, 2010	100%

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

The Company’s significant estimates and assumptions include the fair value of financial instruments; allowance for doubtful accounts; normal production capacity, inventory valuation and obsolescence; recoverability and impairment, if any, of long- lived assets, including the values assigned to and the estimated useful lives of property, plant and equipment, and land use rights; interest rate; revenue recognized or recognizable, sales returns and allowances; valued added tax rate; expected term of share options and similar instruments, expected volatility of the entity’s shares and the method used to estimate it, expected annual rate of quarterly dividends, and risk free rates; income tax rate and related income tax provision; reporting currency, functional currency of the PRC subsidiaries and foreign currency exchange rate. Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

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

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and has adopted paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting U.S.GAAP, and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

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

The Company’s loans payable, banker’s acceptance notes payable, and capital lease obligation approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2014 and 2013.

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

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's- length transactions unless such representations can be substantiated.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of December 31, 2014 and 2013:

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total

December 31, 2014
Derivative liability	$-	$-	$-	$-
Available-for-sale securities	$73,943	$-	$-	$73,943

December 31, 2013
Derivative liability	$-	$-	$61,429	$61,429
Available-for-sale securities	$519,129	$-	$-	$519,129

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

The impairment charges, if any, is included in operating expenses in the accompanying consolidated statements of operations and comprehensive income (loss).

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Pledged Deposits

Pledged deposits consist of cash held in financial institutions for (a) outstanding letters of credit, (b) open banker’s acceptance notes payable and (c) capital lease obligation.

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

The Company follows Paragraphs 320-10-35-17 through 34E and assess whether an investment is impaired in each reporting period. An investment is impaired if the fair value of the investment is less than its cost. Impairment indicators include, but are not limited to the following: a. a significant deterioration in the earnings performance, credit rating, asset quality, or business prospects of the investee; b. a significant adverse change in the regulatory, economic, or technological environment of the investee; c. a significant adverse change in the general market condition of either the geographic area or the industry in which the investee operates; d. a bona fide offer to purchase (whether solicited or unsolicited), an offer by the investee to sell, or a completed auction process for the same or similar security for an amount less than the cost of the investment; e. factors that raise significant concerns about the investee's ability to continue as a going concern, such as negative cash flows from operations, working capital deficiencies, or noncompliance with statutory capital requirements or debt covenants. If the fair value of an investment is less than its cost basis at the balance sheet date of the reporting period for which impairment is assessed, the impairment is either temporary or other than temporary. Pursuant to Paragraph 320-10-35-34, if it is determined that the impairment is other than temporary, then an impairment loss shall be recognized in earnings equal to the entire difference between the investment’s cost and its fair value at the balance sheet date of the reporting period for which the assessment is made. The measurement of the impairment shall not include partial recoveries after the balance sheet date. The fair value of the investment would then become the new basis of the investment and shall not be adjusted for subsequent recoveries in fair value. For presentation purpose, the entity shall recognize and present the total other-than-temporary impairment in the statement of earnings with an offset for the amount of the total other-than-temporary impairment that is recognized in other comprehensive income, in accordance with paragraph 320-10-35-34D, if any, pursuant to Paragraph 320- 10-45-8A; and separately present, in the financial statement in which the components of accumulated other comprehensive income are reported, amounts recognized therein related to held-to-maturity and available-for-sale debt securities for which a portion of an other-than-temporary impairment has been recognized in earnings pursuant to Paragraph 320-10-45-9A. Pursuant to Paragraphs 320-10-35-36 and 37 the entire change in the fair value of foreign-currency-denominated available- for-sale debt securities shall be reported in other comprehensive income and An entity holding a foreign-currency- denominated available-for-sale debt security is required to consider, among other things, changes in market interest rates and foreign exchange rates since acquisition in determining whether an other-than-temporary impairment has occurred.

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

Advance on Purchases

Advance on purchases primarily represent amounts paid to vendors for future delivery of products, which are fully or partially refundable depending upon the terms and conditions of the purchase agreements.

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

Construction in Progress

Construction in progress represents direct costs of construction or the acquisition cost of long-lived assets. Under U.S. GAAP, all costs associated with construction of long-lived assets should be reflected as long-term as part of construction-in- progress. Capitalization of these costs ceases and the construction in progress is transferred to property, plant and equipment when substantially all of the activities necessary to prepare the long-lived assets for their intended use are completed. No depreciation is provided until the construction of the long-lived assets is complete and ready for their intended use.

Land Use Rights

Land use rights represent the cost to obtain the right to use certain parcels of land in the City of Lianyungang, Jiangsu Province, PRC. Land use rights are carried at cost and amortized on a straight-line basis over the lives of the rights of fifty (50) years. Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

Banker’s Acceptance Notes Payable

The Company satisfies certain accounts payable, through the issuance of banker’s acceptance notes issued by financial institutions to certain of the Company’s vendors. These notes are usually of a short term nature, three (3) to six (6) months in length. They are non-interest bearing, are due upon maturity, and are paid by the Company’s banks directly to the vendors upon presentation on the date of maturity and the Company is obliged to repay the note in full to the financial institutions. In the event of insufficient funds to repay these notes, the Company's bank will convert them to loans on demand with interest at a predetermined rate per annum payable monthly.

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

The Company did not employ foreign currency forward contracts to convert unforeseeable foreign currency exchange rates to fixed foreign currency exchange rates for the reporting period ended December 31, 2014 or 2013.

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

Revenue Recognition

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, an (iv) collectability is reasonably assured.

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

Advertising

The Company expenses advertising costs as incurred. Advertising is included in selling expenses for financial reporting. The Company spent $140,318 and $5,478 for the years ended December 31, 2014 and 2013, respectively, on advertising expenses.

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

Stock-Based Compensation for Obtaining Employee Services

The Company accounts for stock-based compensation in accordance with FASB Accounting Standards Codification (“ASC”) 718, “Compensation-Stock Compensation”. ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period.

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

	December 31, 2014	December 31, 2013
Balance sheets	6.1460	6.1122

Statements of operations and comprehensive income (loss)	6.1457	6.1943

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

For the periods presented, the computation of diluted income (loss) per share equaled basic loss per share as the inclusion of any dilutive instruments would have had an antidilutive effect on the earnings per share calculation in the periods presented.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from contracts with Customers (Topic 606)”. This ASU affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets. This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchanged for those goods or services. The standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period”. The amendments in the ASU require that a performance target that affects vesting and that could be achieved after the requisite service period is treated as a performance condition. A reporting entity should apply existing guidance in Topic 718, Compensation – Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. The amendment in the ASU provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. Earlier adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements

Reclassification

Certain prior year amounts have been reclassified to conform to the current period presentation. The reclassification had no impact on net earnings and financial position.

Note 3 – Pledged Deposits

Pledged deposits consist of cash held in financial institutions for (a) outstanding letters of credit, (b) open banker’s acceptance notes payable maturing between three (3) to six (6) months from the date of issuance, and (c) capital lease obligation.

Pledged deposits consisted of the following:

	December 31,	December 31,
	2014	2013

Deposit for bank acceptance notes payable	$-	$1,636,072

Deposit for letters of credit	10,492	2,525,327

Deposit for capital lease obligation (i)	488,123	490,823

	$498,615	$4,652,222

(i)	$488,123 is to be released to the Company as part of the payment towards capital lease installment payment when the capital lease agreement matures on December 15, 2014.

Note 4 – Marketable Equity Securities, Available for Sale

On June 8, 2010, China Armco Metals, Inc. (the “Company”) entered into a Subscription Agreement (the “Subscription Agreement”) with Apollo Minerals Limited (“Apollo Minerals”), an Australian iron ore exploration company listed on the Australian Securities Exchange (ASX: AON). Under the terms of the Subscription Agreement, the Company agreed to acquire up to a 19.9% stake in Apollo for $3,396,658 in cash. On July 19, 2010, Apollo Minerals issued 29,250,000 shares of its common stock to the Company. Pursuant to the Subscription Agreement, the Company received a seat on Apollo Minerals’ Board of Directors in July 2010. The board representation continues as long as the Company maintains a minimum 12% stake in Apollo Minerals.

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

The Company’s available for sale securities are carried at fair value with resulting unrealized gains and losses reported as a component of accumulated other comprehensive income (loss).

As of December 31, 2013, the Company’s available for sale marketable securities were marked to market to its fair value of $519,129 and the Company reported a $694,512 change in unrealized loss on marketable securities as other comprehensive income (loss) in its Stockholders’ Equity.

The Company sold 20,183,956 shares during the year of 2014 for $316,048, with a realized loss on sales $394,565. As of December 31, 2014, the Company’s available for sale marketable securities were marked to market to its fair value of $73,943 and the Company reported a $265,370 change in unrealized loss on marketable securities as other comprehensive income (loss) in its Stockholders’ Equity.

The table below provides a summary of the changes in the fair value of marketable securities, available for sale measured at fair value on a recurring basis using Level 1 of the fair value hierarchy to measure the fair value.

Fair Value Measurement Using Level 1 Inputs
	Original cost	Impairment- other than Temporary	Accumulated Foreign Currency Transaction- Gain (loss)	Other Comprehensive Income (loss)- Change in Unrealized gain (loss)	Fair Value
Balance as of December 31, 2012	$3,396,658	$(2,366,941)	$183,924	$-	$1,213,641
Total gain or losses (realized/unrealized) included in:
Other comprehensive income (loss): Changes in unrealized gain (loss)				(694,512)	(694,512)

Balance as of December 31, 2013	3,396,658	(2,366,941)	183,924	(694,512)	519,129
Sales of the securities	(710,556)				(710,556)
Total gain or losses (realized/unrealized) included in:
Other comprehensive income (loss): Changes in unrealized gain (loss)				265,370	265,370

Balance as of December 31, 2014	$2,686,102	$(2,366,941)	$183,924	$(429,142)	$73,943

Note 5 – Accounts Receivable

Accounts receivable consisted of the following:

	December 31,	December 31,
	2014	2013

Accounts receivable	$43,257,621	$25,638,666

Allowance for doubtful accounts	(54,735)	(43,150)

	$43,202,886	$25,595,516

Movement of allowance for doubtful accounts is as follows:

	Balance at			Balance at
	beginning of	Charged during		end of the
	the year	the year	Written-off	year

2013	$43,150	$-	$-	$43,150

2014	$43,150	$11,585	$-	$54,735

Note 6 - Inventories

Inventories consisted of the following:

	December 31,	December 31,
	2014	2013

Raw materials - Scrap metal	$2,602,983	$4,390,811

Finished goods - processed scrap metal	7,684,154	12,421,088

Purchased merchandise for resale	697,217	5,936,936

Write-down of inventories	(1,829,891)	(2,291,915)

	$9,154,463	$20,456,920

Renewable Metals raw materials and finished goods are collateralized for loans from the Bank of Communications Limited Lianyungang Branch. Raw materials consisted of scrap metals to be processed and finished goods were comprised of all of the processed scrap metal at Renewable Metals. Due to the short duration time for the processing of its scrap metal, there was no material work-in-process inventory at December 31, 2014 or December 31, 2013.

Slow-Moving or Obsolescence Markdowns

The Company recorded no inventory obsolescence adjustments for the year ended December 31, 2014 or 2013.

Lower of Cost or Market Adjustments

There were $1,829,891 and $2,291,915 of lower of cost or market adjustments for the years ended December 31, 2014 and 2013, respectively.

Note 7 – Property, Plant and Equipment

Property, plant and equipment, stated at cost, less accumulated depreciation consisted of the following:

	Estimated Useful	December 31,	December 31,
	Life (Years)	2014	2013

Buildings and leasehold improvements (i)	20	$24,969,460	$25,054,912

Construction in progress		4,680,989	4,706,875

Machinery and equipment	7	12,519,116	12,588,003

Vehicles	5	2,144,680	2,152,379

Office equipment	5 - 8	347,877	354,442

		44,662,122	44,856,611

Less accumulated depreciation (ii)		(12,098,193)	(9,360,933)

		$32,563,929	$35,495,678

(i)	Capitalized Interest

The Company did not capitalize any of interest to fixed assets for the year ended December 31, 2014 or 2013.

(ii)	Depreciation and Amortization Expense

Depreciation expense was $2,800,253 and $2,847,606 for the years ended December 31, 2014 and 2013, respectively.

(iii)	Collateralization of Property, Plant and Equipment

Both Renewable Metals and Lianyungang Armco’s property, plant and equipment representing substantially all of the Company’s property, plant and equipment are collateralized for loans from the Bank of China Lianyungang Branch.

(iv)	Impairment

The Company completed the annual impairment test of property, plant and equipment and determined that there was no impairment as the future undiscounted net cash flows of the property, plant and equipment exceeded their carrying values at December 31, 2014.

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

Land use rights, stated at cost, less accumulated amortization consisted of the following:

	December 31, 2014	December 31, 2013
Land use right	$6,645,033	$6,681,779

Accumulated amortization (i)	(536,750)	(416,478)

	$6,108,283	$6,265,301

(i)	Amortization Expense

Amortization expense was $122,821 and $145,499 for the years ended December 31, 2014 and 2013, respectively.

(ii)	Collateralization of Land Use Rights

Both Renewable Metals and Lianyungang Armco’s land use rights representing all of the Company’s land use rights were collateralized for bank loans of RMB 50,000,000 (approximately $8,135,373) with the Bank of China Lianyungang Branch. On December 25, 2014, China Orient Asset Management Corporation, an organization authorized by the People’s Bank of China to dispose of bad assets from banks, mainly from Bank of China, transferred the loan to Lianyungang Chaoyang Investment Construction Development Co., Ltd, and the related collateral was released as of December 31, 2014.

Note 9 – Loans Payable

Loans payable consisted of the following as of December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
Bank loans – secured (i)	$2,485,649	$16,169,543
Third party loans (ii)	14,347,694	10,782,386
Convertible notes payable (iii)	178,500	463,709
	$17,011,843	$27,415,638

(i)Bank loans

The Company obtained the short term loans from RZB Austria Finance (Hong Kong) Limited, DBS, Bank of Communications, Bank of China, Shanghai Pudong Development Bank, Industrial and Commercial Bank of China and Guanhutun Credit Union, respectively. Interest rates for the loans ranged from 2.47% to 9.77% per annum. The maturity dates of the loans ranged from March 16, 2015 to April 9, 2015. On March 16, 2015, the Company paid off the loans of $162,707 from Guanhutun Credit Union.

Corporate or personal guarantees were provided for the bank loans as follows:

$162,707 loans from Guanhutun Credit Union, collateralized by Henan Armco’s building and leasehold improvement;

$2,322,942 loans from Shanghai Pudong Development Bank, collateralized by Renewable Metals inventories and guaranteed by the Company’s Chairman and Chief Executive Officer

(ii)Third party loans

Among third party loans, $699,577 bears no interest and $13,648,119 bears interest rates ranging from 6.0% to 8.0% per annum. The maturity dates of the loans ranged from July 20, 2015 to December 31, 2015.

As of September 30, 2014, Armco Metals Holdings had three loans with principal amount of $550,000, $35,000 and $10,000, respectively, plus interest accrual of $39,967, in aggregate of $634,967 to Metawise Group, Inc. and its subsidiary, Draco Resources Inc, respectively. As of September 30, 2014, Armco Metals Holdings’ subsidiary, Henan Armco, prepaid Draco Resources Inc of $792,000 for commodity plan to purchase. On September 30, 2014, Armco Metals Holdings, Henan Armco, Metawise Group, Inc. and its subsidiary, Draco Resources Inc., entered into an agreement that the four parties agreed to use Henan Armco’s prepayment of $792,000 to Draco resources Inc to repay Armco Metals Holdings’ loans payable plus interest totaling $634,967 to Metawise Group, Inc., which leaving Henan Armco’s prepayment to Draco Resources Inc $157,033. The Company also had borrowing from Kelson Management Inc. for amount of $500,000 from prior year, and during the year ended December 31, 2014, the Company repaid $260,000, leaving a remaining balance of $240,000. The interest amount accrued for the loan balance was $24,575. During the fourth quarter of 2014, Draco Resources and its associated parties made advances to the Company for $3,031. Under agreements among the parties, the $157,033 prepayment outstanding as of September 30, 2014 was applied to offset with the Kelson note and accrued interest, and the advances from Draco and its associated parties. As of the December 31, 2014, the outstanding balance for loan payable to Kelson Management Inc. was $110,573.

(iii)Convertible notes payable

During 2013, the Company’s subsidiary borrowed an aggregate of approximately RMB 32.9 million from 15 non-U.S. lenders who are not its affiliates under the terms of loan contracts. In January and February 2014, the Company and its subsidiary entered into note exchange agreements with each of these lenders pursuant to which the Company exchanged the loan contracts for 8% convertible notes in the aggregate amount of RMB 33,927,240 (approximately $5.5 million net of discount of $1.3 million), which represented the remaining principal balance due under the loan contracts. The convertible notes bear interest at the rate of 8% per annum, mature nine months from the date of issuance, and are convertible at any time at the option of the holder into shares of the Company’s common stock at a conversion price of $3.17 per share. All the notes were converted on April 7, 2014.

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

See Note 13 for all other convertible debt occurred during the year ended December 31, 2014.

Note 10 – Banker’s Acceptance Notes Payable and Letters of Credit

Banker’s acceptance notes payable consisted of the following:

	December 31,	December 31,
	2014	2013

Renewable Metals
Banker’s acceptance notes payable maturing on March 27, 2014	$-	$3,272,144

Letters of credit maturing on August 2, 2015	1,767,790	5,201,073

	$1,767,790	$8,473,217

Note 11 – Related Party Transactions

    The related parties consist of the following:

Kexuan Yao	The Company’s Chairman, Chief Executive Officer and principal stockholder

Keli Yao	Kexuan Yao’s brother
Yi Chu	Kexuan Yao’s wife

Advances from Chairman and CEO

From time to time, Mr. Yao advances funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand. As of December 31, 2014 and 2013, the advance balance was $877,076 and $668,332, respectively.

Promissory Note from Chairman and CEO

On March 29, 2013, the Company executed a promissory note in the amount of RMB 6,300,000 (approximately $1,000,000) payable to Mr. Yao. The note, which is due one year from the date of issuance, accrues interest at 8% per annum. The proceeds are used for working capital purposes. The note was subsequently converted into shares of common stock of the Company on October 28, 2013. See more details in Note 15.

Operating Lease from Chairman and CEO

On January 1, 2006, Henan entered into a non-cancellable operating lease for its 176.37 square meters commercial office space in the City of Zhengzhou, Henan Province, PRC from Mr. Yao for RMB 10, 000 per month. The lease expired on December 31, 2008 and has been extended through December 31, 2015. Rental expense incurred for the years ended December 31, 2014 and 2013 was RMB 120,000 (approximately $19,526) and RMB 120,000 (approximately $19,300), respectively. As of December 31, 2015, future minimum lease commitment required under the related party lease is RMB 120,000 (approximately $19,525) in year 2015.

Due to Other Related Parties

	December 31, 2014	December 31, 2013

Keli Yao	$-	$116,828

Yi Chu	717,703	286,313

Total	$717,703	$403,141

The balance due to related party represents the loan owed to the related parties, which is interest free, unsecured and repayable on demand.

    Note 12 – Capital Lease Obligation

     Capital lease obligation consisted of the following:

	December 31,	December 31,
	2014	2013

Total capital lease obligation	$720,819	$904,990

Less current maturities	(720,819)	(904,990)

Total Capital lease obligation, net of current maturities	$-	$-

On December 12, 2011, the Company entered into a leasing agreement with China Financial Leasing Co., Ltd., for a term of three years and an interest rate of 11.0% per annum, payable quarterly in arrears. The lease agreement is collateralized by certain of Renewable Metals' machinery and equipment. The leasing agreement was amended on September 15, 2012 to change the interest rate to 10.17% per annum. The capital lease obligation obtained by the Company is RMB 37,500,000 (approximately $5,935,517) and the Company is required to maintain a security deposit of RMB 3,000,000 (approximately $488,122). The leasing agreement expired on December 15, 2014. There was no extra interest charged for the overdue capital lease obligation of $560,988.

On November 18, 2010, the Company entered into a leasing agreement with Jiangsu Financial Leasing Co., Ltd., for a term of three years and an interest rate of 11.8% per annum, payable monthly in arrears. The lease agreement is collateralized by certain of Renewable Metals' machinery and equipment. The leasing agreement was amended on September 17, 2013 to change the lease term to 46 months and the monthly payment was adjusted. The capital lease obligation obtained by the Company is RMB 15,000,000 (approximately $2,261,284). The leasing agreement expired on September 23, 2014. There was no extra interest charged for the overdue capital lease obligation of $159,831.

Note 13– Derivative Instruments and the Fair Value of Financial Instruments

(i)	Warrants Issued in April 2010 (“2010 Warrants)

Description of Warrants

In connection with the sale of 153,847 shares of its common stock at $65.0 per share or $10,000,016 in gross proceeds to nine (9) accredited and institutional investors on April 20, 2010, the Company issued warrants to purchase an additional 153,846 shares of its common stock with an exercise price of $75.0 per share (“2010 Warrants”) expiring five (5) years from date of grant exercisable commencing 181 days following the date of issuance. At the closing of the private offering, the Company paid Rodman & Renshaw, LLC, a FINRA member firm that served as placement agent for the Company in the offering, (i) a fee of $500,000 as compensation for their services and (ii) a warrant to purchase 7,692 shares of the Company’s common stock with an exercise price of $75.0 per share expiring five (5) years from date of grant exercisable commencing 181 days following the date of issuance, as well as a $15,000 non-accountable expense allowance to one of the nine (9) investors in the offering.

Derivative Analysis

Since the Asher and Hanover notes bear derivative feature, as discussed below, the warrants were tainted under ASC 815-15 “Derivatives and Hedging”. The tainting terminated upon full conversion of the Asher and Hanover notes. As of December 31, 2014, there was no derivative liability associated with the warrants.

2010 Warrants Outstanding

As of December 31, 2014, 2010 warrants to purchase 161,539 shares of its common stock remain outstanding.

The table below summarizes the Company’s 2010 non-derivative warrant activities through December 31, 2014:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value
Balance, December 31, 2012	161,539	$75.00	$75.00	$-	$-

Granted	-	-	-	-	-

Canceled for cashless exercise	(-)	-	-	-	-

Exercised (Cashless)	(-)	-	-	-	-

Exercised	(-)	-	-	-	-

Expired	-	-	-	-	-

Balance, December 31, 2013	161,539	$75.00	$75.00	$-	$-

Granted	-	-	-	-	-

Canceled for cashless exercise	(-)	-	-	-	-

Exercised (Cashless)	(-)	-	-	-	-

Exercised	(-)	-	-	-	-

Expired	(-)	-	-	-	-

Balance, December 31, 2014	161,539	$75.00	$75.00	$-	$-

Earned and exercisable, December 31, 2014	161,539	$75.00	$75.00	$-	$-

Unvested, December 31, 2014	-	-	-	-	-

The following table summarizes information concerning outstanding and exercisable 2010 warrants as of December 31, 2014:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$75	161,539	0.30	$75	161,539	0.30	$75

$75	161,539	0.30	$75	161,539	0.30	$75

(ii)	Convertible Note

On November 8, 2013, the Company signed a purchase agreement with Hanover Holdings I, LLC, a New York limited liability company, or Hanover, with an initial principal amount of $450,000, or the Initial Convertible Note, for a purchase price of $300,000. The outstanding principal of initial note is subject to filing date reduction and effective date reduction. Filing date reduction will reduce the outstanding principal of initial note by $50,000 if the Company files the S-1registration statement per the purchase agreement within 45 days of the note date. The Company failed to meet this filing date reduction term, and accordingly, the initial principal amount was not reduced by the $50,000. Effective date reduction will reduce the outstanding principal of the initial note by another $100,000 if the S-1 registration statement takes effective within 120 days of the note date. On December 26, 2013, the Company filed an S-1 registration statement pursuant to the purchase agreement which was effective on February 14, 2014. Thus, we successfully met the effective date reduction term. As a result, the principal amount of the note was reduced to $350,000 of which $50,000 was recorded as accrued liabilities as of December 31, 2013. Additionally, the Company has the right to require Hanover to purchase, on the 10th trading day after the effective date of the Registration Statement, or the Additional Closing Date, an additional senior convertible note with an initial principal amount of $500,000, or the Additional Convertible Note, for a purchase price of $500,000. The Initial Convertible Note matures on November 8, 2014 (subject to extension as provided in the Initial Convertible Note) and accrues interest at the rate of 4.0% per annum. On March 3, 2014, the Additional Convertible Note was issued and it will mature on the date that is the one-year anniversary of the date of issuance of the Additional Convertible Note (subject to extension as provided in the Initial Convertible Note) and will accrue interest at the rate of 4.0% per annum. The Initial Convertible Note and the Additional Convertible Note are convertible at any time, in whole or in part, at Hanover’s option, into shares of common stock, at a conversion price equal to the Variable Conversion Price. “Variable Conversion Price” means, as of any date of determination, the product of (A) the lowest volume weighted average price of the common stock of any of the five consecutive trading days ending and including the trading day immediately preceding such date of determination (subject to adjustment) , or the Variable Conversion Base Price; and (B) the applicable Variable Percentage. “Variable Percentage” means (i) if the applicable Variable Conversion Base Price is less than or equal to $4.5 (subject to adjustment), 85% or (ii) if the applicable Variable Conversion Base Price is greater than $4.5 (subject to adjustment), 80%.

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

On January 13, 2014, the Company issued convertible notes for a total of $2,472,127 to four foreign investors. The notes will mature on October 13, 2014. On February 4, 2014, the Company issued convertible notes for a total of $3,082,340 to another eleven foreign investors. The notes will mature on October 31, 2014. All these notes bear interest at 8% per annum, and convertible optionally by the holders at any time at a conversion price of $3.17. The derivative features of the Asher and Hanover Notes taint (due to the indeterminate number of shares) the convertible notes issued on January 13, and February 4, 2014. See more details in Note 9.

On August 27, 2014, the Company issued a convertible note which is convertible after 180 days from the issuance date at 58% of the average of the three lowest daily trading price of the Company’s common stock of any of the ten consecutive trading days and including the trading day immediately preceding conversion, in the amount of $100,000. The note bears an interest rate of 8% per annum, and matures on August 27, 2015. The note was still outstanding as of December 31, 2014, and the note was not convertible as of December 31, 2014.

On October 29, 2014, the Company issued a convertible note which is convertible after 180 days from the issuance date at 63% of the average of the lowest three trading prices for the common stock during the ten trading day period prior to conversion, in the amount of $78,500. The note bears an interest rate of 8% per annum, and matures on July 31, 2015. The note was still outstanding as of December 31, 2014, and the note was not convertible as of December 31, 2014.

Conversions to Common Stock

On February 27, 2014, the Company received a conversion notice from its convertible notes holder, Hanover, to convert $25,000 plus interest of $4,628 of the note into 9,600 shares of the Company's common stock, at a conversion price of $3.08635 per share.

On March 5, 2014, the Company received a conversion notice from its convertible notes holder, Hanover, to convert $75,000 of the note due November 1, 2014 into23, 430 shares of the Company's common stock, at a conversion price of $3.2011 per share.

On March 14, 2014, the Company received a conversion notice from its convertible notes holder, Hanover, to convert $50,000 of the note due November 1, 2014 into 15,509 shares of the Company's common stock, at a conversion price of $3.22405 per share.

On March 24, 2014, the Company received a conversion notice from its convertible notes holder, Hanover, to convert $50,000 of the note due November 1, 2014 into 14,535 shares of the Company's common stock, at a conversion price of $3.43995 per share.

On March 26, 2014, the Company received a conversion notice from its convertible note holder, Hanover, to convert $100,000 of the note due November 1, 2014 into 28,849 shares of the Company's common stock, at a conversion price of $3.4663 per share.

On March 28, 2014, $80,000 of principal under the Asher Note issued on September 23, 2013 was converted to 35,508 shares of the Company’s common stock.

On April 7, 2014, $73,500 of principal under Asher Note issued on September 23, 2013 and accrual interest of $6,140 was converted to 36,365 shares of the Company’s common stock and the remaining principal balance under the note is $0.

On April 7, 2014, the Company received conversion notices from its 15 foreign convertible notes holders to convert $5,554,468 of the note into 1,752,198 shares of the Company's common stock, at a conversion price of $ 3.17 per share.

On April 16, 2014, the Company received a conversion notice from its convertible notes holder, Hanover, to convert $100,000 of the note and accrual interest of $1,525 into 37,443 shares of the Company's common stock, at a conversion price of $ 2.7115 per share.

On May 7, 2014, the Company received a conversion notice from its convertible notes holder, Hanover, to convert $25,000 of the note and accrual interest of $278 into 10,576 shares of the Company's common stock, at a conversion price of $ 2.3902 per share.

On May 14, 2014, the Company received a conversion notice from its convertible notes holder, Hanover, to convert $25,000 of the note and accrual interest of $78 into 10,992 shares of the Company's common stock, at a conversion price of $ 2.2814 per share.

On May 22, 2014, the Company received a conversion notice from its convertible notes holder, Hanover, to convert $25,000 of the note and accrual interest of $58 into 13,431 shares of the Company's common stock, at a conversion price of $1.86575 per share.

On May 30, 2014, the Company received a conversion notice from its convertible notes holder, Hanover, to convert $25,000 of the note and accrual interest of $44 into 13,572 shares of the Company's common stock, at a conversion price of $ 1.84535 per share.

On June 4, 2014, the Company received a conversion notice from its convertible notes holder, Hanover, to convert $25,000 of the note and accrual interest of $11 into 15,090 shares of the Company's common stock, at a conversion price of $ 1,6575 per share

On June 12, 2014, the Company received a conversion notice from its convertible notes holder, Hanover, to convert $100,000 plus interest of $3,756 of the note into 59,632 shares of the Company's common stock, at a conversion price of $ 1.73995 per share.

On June 16, 2014, $63,000 of principal under the Asher Note issued on December 10, 2013 and accrual interest of $2,520 were converted into 57,727 shares of the Company’s common stock, at a conversion price of $1.135 per share.

On June 18, 2014, the Company received a conversion notice from its convertible notes holder, Hanover, to convert $50,000 plus interest of $150 of the note into 24,441 shares of the Company's common stock, at a conversion price of $ 2.0519 per share.

On June 25, 2014, the Company received a conversion notice from its convertible notes holder, Hanover, to convert $50,000 plus interest of $136 of the note into 23,958 shares of the Company's common stock, at a conversion price of $ 2.0927 per share.

On June 27, 2014, the Company received a conversion notice from its convertible notes holder, Hanover, to convert $36,392 plus interest of $28 of the note into 17,403 shares of the Company's common stock, at a conversion price of $ 2.0927 per share.

On July 15, 2014, the Company received a conversion notice from its convertible notes holder, Hanover, to convert $23,608 plus interest of $108 of the note into 13,396 shares of the Company's common stock, at a conversion price of $ 1.7704 per share.

On July 25, 2014, the Company received a conversion notice from its convertible notes holder, Hanover, to convert $10,000 plus interest of $101 of the note into 5,632 shares of the Company's common stock, at a conversion price of $ 1.7935 per share.

On August 11, 2014, the Company received a conversion notice from its convertible notes holder, Hanover, to convert $25,000 plus interest of $106 of the note into 17,003 shares of the Company's common stock, at a conversion price of $ 1.47645 per share.

On October 29, 2014, the Company received a conversion notice from its convertible notes holder, Hanover, to convert $30,000 plus interest of $261 of the note into 33,210 shares of the Company's common stock, at a conversion price of $ 0.9112 per share.

Valuation Methodology

The Company analyzed the conversion feature within the Convertible Note and has utilized a third party valuation consultant to assist the Company to fair value the compound embedded derivatives using a multinomial lattice models that values the derivative liabilities within the convertible notes based on a probability weighted discount cash flow model.

Valuation Assumptions – Initial valuation and Change in Fair Value of Derivative Liability Related to Convertible Notes

The following assumptions were used for the valuation of the derivative liability related to November 8, 2013 (issuance dates) and December 31, 2013:

●	The underlying stock price $ 4.48, and $3.07 was used as the fair value of the common stock;

●	The note face amounts as of issuance 11/8/2013 and 12/31/2013 are $300,000, and effectively convert at a discount of 15% after 0 days from issuance.

●

An event of default would occur 5% of the time, increasing 1.00% per month to a maximum of 10% – to-date the 1 note is not in default and has not been converted by the holder nor redeemed by the Company;

●	Capital raising events of $1,000,000 would occur in each quarter at 75% of market generating dilutive reset events at prices below $3.812 and $2.626 for the Notes;

●	The projected volatility for each valuation period was based on the historical volatility of the Company which has been actively trading for the last 3 years:

1 year
11/8/2013	99%
12/31/2013	100%

●	The Holder would redeem through maturity based on availability of alternative financing, 10% of the time increasing 1.0% monthly to a maximum of 20%; and

●	The Holder would automatically convert the note at maturity if the registration was effective and the company was not in default.

Valuation Assumptions – Initial valuation, Conversion and Change in Fair Value of Derivative Liability Related to Convertible Notes

The following assumptions were used for the valuation of the derivative liability related to issuance date, conversions, and the period ending December 31, 2014:

-	Volatility for each valuation period is 3-month to 12-month historical volatility of the Company’s weekly continuously compounded returns.

-	Risk-free rate assumption is interpolated treasury rate as of the valuation date with maturity identical to the note.

-	Conversion is assumed to occur at maturity, as earlier conversion would be suboptimal.

-	Default would occur 0% of the time.

The following table summarizes the change of fair value of the derivative debt liabilities:

Balance at December 31, 2012	$-
To record derivative liabilities as debt discount	60,795
Change in fair value of derivative liabilities	634
Balance at December 31, 2013	$61,429
To record derivative liabilities as debt discount	1,950,820
Change in fair value of derivative liabilities	107,378
Settlement of derivative liability due to conversion of related notes	(2,119,627)
Balance at December 31, 2014	$-

Note 14 – Commitments and Contingencies

Litigation

The Company and its directors are a party to a lawsuit filed on March 29, 2013 by Albert Perron, derivatively on behalf of the Company, in the District Court for Clark County, Nevada (Case No. A-13-679151-C), which seeks a declaratory judgment, rescission, unspecified damages, equitable and injunctive relief, and attorney's fees. The Plaintiff's complaint alleges that the directors breached their fiduciary duties to the Company by exceeding their authority under the Company's Amended and Restated 2009 Stock Incentive Plan (the “Plan”), as further amended, by issuing shares to Mr. Kexuan Yao (“Mr. Yao”) under the February 2012 employment agreement (“Employment Agreement”) that exceeded the amount allowed under the Plan. William Thomson (“Mr. Thomson”), Mr. Yao, Jimping (K.P.) Chan (“Mr. Chan”), Tao Pang (“Mr. Pang”) and Weiping Shen (“Mr. Shen”) (The “Director Defendants”) have filed an answer to this lawsuit in which they have denied the claims being made. The Company and Director Defendants' position is that the shares at issue in this matter were granted to Mr. Yao in accordance with the Plan. Mr. Thomson and Mr. Yao moved for summary judgment (“Defendants' MSJ”) on the Plaintiff's meritless claims on July 18, 2014. Mr. Chan, Mr. Pang, and Mr. Shen joined Defendant' MSJ on August 20, 2014. Plaintiff filed his own Motion for Summary Judgment (“Plaintiff's MSJ) on August 18, 2014, and his response in opposition to Defendants' MSJ on August 22, 2014. A hearing on Defendants' MSJ and Plaintiff's MSJ was held on September 18 2014, wherein the Court denied Plaintiff's MSJ and granted Defendant's MSJ in part holding that the Employment Agreement with Mr. Yao did not violate the terms of the Plan. However, in denying Defendants' MSJ in part, the Court, Sua sponte, found that an issue of material fact remained as to whether the Company's board approved each issuance subsequent to 2012 in accordance with the vesting dates contained the Employment Agreement to ensure that Mr. Yao did not receive an excess of shares in any one (1) year period in violation of the Plan. On October 29, 2014, the Director Defendants filed a Motion for Reconsideration of Partial Denial of Motion for Summary Judgment. The Company joined the Motion for Reconsideration of Partial Denial of Motion for Summary Judgment on October 30, 2014. On or about November 5, 2014, Plaintiff filed Plaintiff's Motion for Reconsideration, essentially rearguing Plaintiff's MSJ. The Court held a hearing on both motions for reconsideration on December 19, 2014, and denies both motions. The Directors Defendants plan to conduct one more deposition, aimed at addressing the Court's remaining concerns, and then move for summary judgment again after that deposition. The Company and Director Defendants continue to believe that Plaintiff's claims have no merit and will continue to defend this case vigorously.

See Note 19 for discussion of lawsuit related Draco Resources, Inc.

Uncommitted Trade Credit Facilities

The Company entered into uncommitted trade credit facilities with certain financial institutions. Substantially all of the uncommitted trade credit facilities were guaranteed by Mr. Yao.

The uncommitted trade credit facilities at December 31, 2014 were as follows:

	Date of Expiration	Total Facilities	Facilities Used	Facilities Available

Armco HK

DBS (Hong Kong) Limited (i)	October 9, 2015	$20,000,000	$-	$20,000,000

RZB (Beijing) Branch (ii)	March 24, 2015	7,000,000	-	7,000,000

Sub-total - Armco HK		27,000,000	-	27,000,000

Henan Armco

Bank of China (iii)	May 23, 2014	4,881,462	4,881,462	-

ICBC (iv)	August 29, 2015	3,254,308	-	3,254,308

Guangdong Development Bank Zhengzhou Branch (v)	May 15, 2015	15,620,678	-	15,620,678

China Citic Bank Zhengzhou Branch (vi)	June 19, 2015	6,508,616	-	6,508,616

Sub-total – Henan Armco		30,265,064	4,881,462	25,383,602

Renewable Metals

Bank of China Lianyungang Branch (vii)	December 27, 2015	8,135,770	-	8,135,770

Shanghai Pudong Development Bank (viii)	April 9, 2015	2,440,731	2,323,055	117,676

Bank of Communications Lianyungang Branch (ix)	August 2, 2015	11,715,508	1,767,876	9,947,632

Sub-total – Renewable Metals		22,292,009	4,090,931	18,201,078

		$79,557,073	$8,972,393	$70,584,680

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

(ii)

On March 12, 2014, Armco HK entered into Amendment No. 5 to the March 25, 2009 uncommitted Trade Finance Facility with RZB Austria Finance (Hong Kong) Limited. The amendment indicates that the total facilities amount shall be decreased from $15,000,000 to $7,000,000. The Company pays interest at 200 basis points per annum plus the lender’s cost of funds per annum on issued letters of credit in addition to fees upon issuance of the letter of credit of 6.25% for issuance commissions, negotiation commissions, commission-in-lieu and collection commissions.  Amounts advanced under this facility are repaid from the proceeds of the sale of metal ore.  The lender may, however, terminate the facility at any time or at its sole discretion upon the occurrence of any event which causes a material market disruption in respect of unusual movement in the level of funding costs to the lender or the unusual loss of liquidity in the funding market. The lender has the sole discretion to decide whether or not such event has occurred.  The facility is secured by restricted cash deposits held by the lender, the personal guarantee of Mr. Yao, the Company’s guarantee, and a security interest in the contract for the purchase of the ore for which the letter of credit has been issued and the contract for the sale of the ore.

(iii)

On June 8, 2013, Henan Armco obtained a RMB 30,000,000 (approximately $4.9 million) line of credit from Bank of China for issuance of letters of credit to finance the purchase of metal ore and scrap metal expiring May 23, 2014. The facility is secured by the guarantee provided by Renewable Metals and the pledge of movable assets provided by the borrower. Amounts advanced under this line of credit are repaid from the proceeds of the sale of metal ore. Since the accounts of Bank of China have been closed, the line of credit from this bank was terminated when it expired on May 23, 2014.

(iv)

On September 10, 2013, Henan Armco obtained a RMB 20,000,000 (approximately $3.2 million) line of credit from ICBC, for issuance of letters of credit to finance the purchase of metal ore and scrap metal expiring August 29, 2015. The facility is guaranteed by Renewable Metals and Mr. Yao, the Company’s Chairman and Chief Executive Officer.

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

(vi)

On June 19, 2013, Henan Armco obtained a RMB 40,000,000 (approximately $6.5 million) line of credit from Citic Bank, Zhengzhou Branch, for issuance of letters of credit to finance the purchase of metal ore and scrap metal expiring two years from the date of issuance. The facility is guaranteed by Renewable Metals and Mr. Yao.

(vii)

On March 15, 2013, Renewable Metals entered into a line of credit facility in the amount of RMB 50,000,000 (approximately $8.1 million) from Bank of China, Lianyungang Branch for the purchase of raw materials. The facility is expiring December 27, 2015 with interest at 7.872% per annum. The facility is secured by Renewable metals properties, machinery and equipment and land use rights, and guaranteed by Mr. Yao, Yi Chu, and Henan Armco, respectively.

(viii)

On September 10, 2013, Renewable Metals entered into a line of credit facility in the amount of RMB 15,000,000 (approximately $2.4 million) from Shanghai Pudong Development Bank for the purchase of raw materials expiring April 9, 2015. The interest of the facility at 120% of the applicable base rate for lending published by the People’s Bank of China (“PBOC”) at the time the loan is drawn down per annum. The facility is secured by Armco machinery’s land use right and guarantees provided Armco Machinery, and Mr. Yao,

(ix)

On July 5, 2011, Renewable Metals obtained a RMB 72,000,000 (approximately $11.7 million) line of credit from Bank of Communications, Lianyungang Branch for issuance of letters of credit in connection with the purchase of scrap metal expiring August 2, 2015. The letters of credit require Renewable Metals to pledge cash deposit equal to 20% of the letter of credit for letters of credit at sight, or 30% for other domestic letters of credit and for extended domestic letters of credit, the collateral of inventory equal to 166% of the letter of credit. The facility is secured by Renewable Metals inventories and guarantee provided by Mr. Yao.

Employment with the Chairman and CEO

On February 8, 2012, the Company and Mr. Yao entered into an Employment Agreement (the “Employment Agreement”), to employ Mr. Yao as the Company’s Chairman of the Board of Directors, President, and Chief Executive Officer. The initial term of employment under the agreement is from January 1, 2012 (the “Effective Date”) until December 31, 2014. On March 19, 2015, the Company entered a new Employment Agreement with Mr. Yao for the period of January 1, 2015 to December 31, 2015. Pursuant to the Employment Agreement, Mr. Yao is entitled to, among other, the following compensation and benefits:

a.	Base Salary. The Company shall pay the Executive a salary of $250,000 per annum.

b.

Bonus. The Executive shall be entitled to an annual cash bonus in an amount equal to 50% of the Executive’s Base Salary for such year. Any such bonus shall be payable no later 2.5 months following the year with respect to which the Base Salary is payable. During the employment term, the Compensation Committee has the discretion to grant the Executive additional bonus at its sole discretion.

c.

Restricted Shares: The Executive received a restricted stock grant of 60,000 shares of common stocks under the Company’s Amended and Restated 2009 Stock Incentive Plan, as Amended, vesting in four equal quarterly installment beginning on April 1, 2015.

d.	Eligibility to participate in the Company’s benefit plans that are generally provided for executive employees.

e.	Paid Vacation: The Executive will have paid vacation of at least less than 25 business days per year, to be accredited accordance with the ordinary policies.

f.

Expenses Reimbursement: The Company agreed to pay or reimburse the Executive for any expenses, including reasonable attorney’s fees and expenses, actually incurred (and, in the case of reimbursement, paid) by him, up to a maximum of $10,000, in connection with : (i) obtaining the proper work permits and/or visa and/or United States Permanent Resident Card necessary for the Executive to provide services in the United States, and (ii) the preparation of his spouse’s (if applicable) United States income tax returns as required by law; and

g.

Life Insurance Benefit Premium payment: The Company agrees to reimburse the Executive the amount of the premium paid by him on a term life policy for benefit of his and his designated beneficiaries with a death benefit of $2 million.

Operating Leases

(i)	Operating Lease - Office Space

On July 1, 2014, Armco Shanghai entered into a non-cancelable operating lease for office space that expires on July 31, 2016. The annual lease payment is RMB 674,933 (approximately $109,822).

On December 17, 2010, Armco Metals Holdings entered into a non-cancelable operating lease for office space that expired on December 31, 2013. The monthly rental payment is $4,004 in 2013. After the contract expired, the Company continued the lease with the same landlord on a month by month basis. On October 1, 2014, the Company terminated the office lease and moved into a shared office space with a third party at no cost.

Future minimum payments required under this non-cancelable operating lease were as follows:

Year ending December 31:

2015	129,347

2016	64,063

$193,410

Note 15 – Stockholders’ Equity

Shares Authorized

The aggregate number of shares which the Corporation shall have authority to issue is two hundred and one million (201,000,000) shares, consisting of two classes to be designated, respectively, “Common Stock” and “Preferred Stock,” with all of such shares having a par value of $.001 per share. The total number of shares of Preferred Stock that the Corporation shall have authority to issue is one million (1,000,000) shares. The total number of shares of Common Stock that the Corporation shall have authority to issue is two hundred million (200,000,000) shares.

Reverse Stock Split

On January 9, 2015, the Company effectuated a 1:10 reverse stock split of the Company’s common stock. The Company accounted for the reverse stock split retrospectively and is presented accordingly in the Company’s financial statements as of December 31, 2014 and 2013.

Common Stock

January 2013 Offering

On January 28, 2013 (the “Closing Date”), the Company completed a public offering of an aggregate of 324,271 shares of the Company’s common stock in a registered direct public offering (the “January 2013 Offering”) for approximately $1.6 million proceeds in cash. The shares offered in this January 2013 Offering were sold by the Company directly to the investors. No underwriter or agents was involved in connection with this offering to solicit offers to purchase the shares.

On the Closing Date, the Company entered into Subscription Agreements (the “Subscription Agreements”) with certain investors (the “Investors”) in connection with the January 2013 Offering, pursuant to which the Company agreed to sell an aggregate of 324,271 shares of its common stock at a purchase price of $5 per share to the Investors for aggregate gross proceeds, before deducting the estimated offering expenses payable by the Company, of approximately $1,621,356.

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

Conversion of Loan from Chairman and CEO to Common Shares

On October 28, 2013, Mr. Yao proposed to the Company to convert the amount of unpaid Principals of the Loans owed him, into shares of common stock of the Company, at a conversation price equal to the current market price at which the Company's common stock trades on NYSE MKT; and the Board of the Directors of the Company considered that it is in the best interest of the Company and its stockholders for the Company to authorize the conversion of the amount of unpaid Principals of the Loans, into shares of common stock of the Company, at a conversation price equal to the average of the three (3) closing bid prices during the three (3) trading days immediately prior the date hereof at which the Company's common stock trades on NYSE MKT. Upon authorization by the Board of Directors of the Company, Mr. Yao converted unpaid Principals of the Loans and interest in the amount of $1,045,369 owed him, into common shares of the Company, at a conversation price of $5.2 per share, the average of the three (3) closing bid prices during the three (3) trading days immediately prior the date hereof at which the Company's common stock trades on NYSE MKT, or 201,033shares of the Company’s common stock.

Conversion of Short Term Loan to Common Shares

On October 28, 2013, a non-affiliated investor (the “Investor”) proposed to the Company to convert the amount of unpaid Principals of the Loans owed her in the amount of $816,593 into common shares of the Company, at a conversion price of $5.2 per share, or 157,039 share of the Company’s common stock.

Issuance of Common Stock to Parties Other Than Employees for Acquiring Goods or Services

Loan Guarantee - Henan Chaoyang Steel Co., Ltd.

On June 11, 2010 the Company entered into a Guaranty Cooperation Agreement with Henan Chaoyang Steel Co., Ltd. (“Henan Chaoyang”) to provide additional liquidity to meet anticipated working capital requirements of Renewable Metals’ scrap metal recycling facility. Under the terms of the guaranty, Henan Chaoyang agreed to provide loan guarantees to Renewable Metals’ existing and pending bank lines of credit of up to 300 million RMB in the aggregate (approximately $45,400,000) for five (5) years expiring June 30, 2015. As consideration for the guaranty, the Company issued a designee of Henan Chaoyang 50,000 shares of its common stock. These shares are earned ratably over the term of the agreement and the unearned shares are forfeitable in the event of nonperformance by the guarantor.

Shares Earned during the Year Ending December 31, 2013

3,333 common shares earned for the quarter ended March 31, 2013 were valued at $3.75 per share, or $12,500, which was recorded as loan guarantee expense.

3,333 common shares earned for the quarter ended June 30, 2013 were valued at $3.1 per share, or $10,333, which was recorded as loan guarantee expense.

3,333 common shares earned for the quarter ended September 30, 2013 were valued at $3.8 per share, or $12,667, which was recorded as loan guarantee expense.

3,333 common shares earned for the quarter ended December 31, 2013 were valued at $3.07 per share, or $10,233, which was recorded as loan guarantee expense.

Shares Earned during the Year Ending December 31, 2014

3,334 common shares earned for the quarter ended March 31, 2014 were valued at $3.9 per share, which was the market price on quarter end date, or $13,002, which was recorded as loan guarantee expense.

Legal Services Agreement – All Bright Law Offices

On March 3, 2012, the Company entered into a Legal Services Agreement (“Legal Agreement”) with All Bright Law Office (“All Bright”), a PRC law firm located in Shanghai, China. Pursuant to the Legal Agreement, All Bright agreed to provide Chinese-law related legal counsel services from April 1, 2012 to March 31, 2013 in exchange for 30,000 shares of common stock of the Company. These shares are earned ratably over the term of the agreement and the unearned shares are forfeitable in the event of nonperformance by the All Bright.

On April 7, 2014, the Company entered into a Legal Services Agreement (“Legal Agreement”) with All Bright Law Office Pursuant to the Legal Agreement, All Bright agreed to provide Chinese-law related legal counsel services from April 1, 2013 to March 31, 2015 in exchange for 50,000 shares of common stock of the Company. These shares are earned ratably over the term of the agreement and the unearned shares are forfeitable in the event of nonperformance by the All Bright.

Shares Earned during the Year Ending December 31, 2013

7,500 common shares earned for the quarter ended March 31, 2013 were valued at $3.75 per share, or $28,125, which was recorded as legal expenses.

Shares Earned during the Year Ending December 31, 2014

12,500 common shares earned for the quarter ended June 30, 2014 were valued at $2.7 per share, which was the market price on quarter end date, or $33,750, which was recorded as legal expenses.

12,500 common shares earned for the quarter ended September 30, 2014 were valued at $1.5 per share, which was the market price on quarter end date, or $18,750, which was recorded as legal expenses.

12,500 common shares earned for the quarter ended December 31, 2014 were valued at $2.3 per share, which was the market price on quarter end date, or $28,425, which was recorded as legal expenses.

Consulting Services Agreement – Broad Max Holding

On December 1, 2012, the Company entered into a Consulting Services Agreement (“Consulting Agreement”) with Broad Max Holding (“Broad Max”), a HK firm located in Hong Kong, China. Pursuant to the Consulting Agreement, Broad Max agreed to provide consulting services from December 1, 2012 to May 31, 2013 in exchange for 10,000 shares of common stock of the Company. These shares are earned ratably over the term of the agreement and the unearned shares are forfeitable in the event of nonperformance by the Broad Max.

Shares Earned during the Year Ending December 31, 2013

5,000 common shares earned for the quarter ended March 31, 2013 were valued at $3.75 per share, or $18,750, which was recorded as consulting fees.

3,333 common shares earned for the quarter ended June 30, 2013 were valued at $3.1 per share, or $10,333, which was recorded as consulting fees.

Facility and Equipment Lease Agreement – Hebang Renewable Resources Co., Ltd.

On April 13, 2012, the Company entered into a Facility and Equipment Leasing Agreement (“Leasing Agreement”) with Lianyungang Hebang Renewable Resources Co., Ltd. (“Hebang”), a PRC company located in the City of Lianyungang, Jiangsu Province, China. Pursuant to the Leasing Agreement, Hebang agreed to lease its entire facility and all of its equipment for the Company’s exclusive use and operation for a two-year term commencing on June 25, 2012, in consideration for the issuance of ten (10) thousand shares of common stock of the Company to Hebang and the payment of RMB one (1) million (approximately $159,000) in cash. Pursuant to the Leasing Agreement, the Company issued the Shares to a designee of Hebang on April 13, 2012 (the “Hebang Stock Issuance”). The cash amount is to be paid out to Hebang during the second year of the lease term. These shares are earned ratably over the term of the agreement and the unearned shares are forfeitable in the event of nonperformance by Hebang.

On March 31, 2013, Renewable Metals and Hebang terminated the Leasing Agreement ("Termination Agreement"). Under the terms and conditions of the Termination Agreement, Hebang agreed to forgive the cash amount to be paid under the amended Leasing Agreement and Renewable Metals agreed to let Hebang to keep the remaining unearned 62,500 common shares, which was valued at $3.75 per share or $234,375, which was recorded as facility leasing expenses.

Shares Earned during the Year Ending December 31, 2013

12,500 common shares earned for the quarter ended March 31, 2013 were valued at $3.75 per share, or $46,875, which was recorded as facility leasing expenses.

Under the terms and conditions of the Termination Agreement, Hebang agreed to forgive the cash amount to be paid under the amended Leasing Agreement and Renewable Metals agreed to let Hebang to keep the remaining unearned 62,500 common shares, which was valued at $3.75 per share or $234,375 and recorded as facility leasing expenses.

Consulting Services Agreement – CD International Enterprise Inc

On November 8, 2013, the Company entered into a Consulting Services Agreement (“Consulting Agreement”) with CD International Enterprise Inc (“CDI”), a US company. Pursuant to the Consulting Agreement, CDI agreed to provide consulting services from November 1, 2013 to October 31, 2014 in exchange for 100,000 shares of common stock of the Company. These shares are earned ratably over the term of the agreement and the unearned shares are forfeitable in the event of nonperformance by the CDI.

Shares Earned during the Year Ending December 31, 2013

25,000 common shares earned for the quarter ended December 31, 2013 were valued at $3.07 per share, or $76,750, which was recorded as consulting expenses.

Shares Earned during the Year Ending December 31, 2014

25,000 common shares earned for the quarter ended March 31, 2014 were valued at $3.9 per share, which was the market price on quarter end date, or $97,500, which was recorded as consulting expenses.

25,000 common shares earned for the quarter ended June 30, 2014 were valued at $2.7 per share, which was the market price on quarter end date, or $67,500, which was recorded as consulting expenses.

25,000 common shares earned for the quarter ended September 30, 2014 were valued at $1.5 per share, which was the market price on quarter end date, or $37,500, which was recorded as consulting expenses

Financing Cost – Hanover

On November 8, 2013, the Company issued 4,702 shares of common stock to Hanover Holdings I, LLC, (“Hanover”), as commitment shares for entering into that certain securities purchase agreement dated November 4, 2013 by and between the Company and Hanover. The shares were valued at $4.50 per share, or $21,155, which was recorded as financing cost.

2009 Stock Incentive Plan as Amended

Adoption of 2009 Stock Incentive Plan

On October 26, 2009, the Board of Directors of the Company adopted the 2009 Stock Incentive Plan, whereby the Board of Directors authorized 120,000 shares of the Company’s common stock to be reserved for issuance (the “2009 Stock Incentive Plan”). The purpose of the 2009 Stock Incentive Plan is to advance the interests of the Company by providing an incentive to attract, retain and motivate highly qualified and competent persons who are important to us and upon whose efforts and judgment the success of the Company is largely dependent. Grants to be made under the 2009 Stock Incentive Plan are limited to the Company’s employees, including employees of the Company’s subsidiaries, the Company’s directors and consultants to the Company. The recipient of any grant under the 2009 Stock Incentive Plan, and the amount and terms of a specific grant, are determined by the Board of Directors of the Company. Should any option granted or stock awarded under the 2009 Stock Incentive Plan expire or become un-exercisable for any reason without having been exercised in full or fail to vest, the shares subject to the portion of the option not so exercised or lapsed will become available for subsequent stock or option grants.

2011 Amendment to the 2009 Stock Incentive Plan

On May 19, 2011, the Company’s Board of Directors adopted and approved the Amended and Restated 2009 Stock Incentive Plan to increase the number of shares of the Company’s common stock available for issuance there under by 100,000 shares to 220,000 shares of the Company’s common stock among other material terms, subject to stockholder approval at the Annual Meeting. At the 2011 Annual Meeting of Stockholders (the “2011 Annual Meeting”) of the Company held on July 9, 2011, the Company’s stockholders approved the amendment and restatement of the Company’s 2009 Stock Incentive Plan (the “Amended and Restated 2009 Stock Incentive Plan”).

Common shares

The Amended and Restated Incentive Plan contains limitations on the number of shares available for issuance with respect to specified types of awards as specified in Section 6.2 Limitation on Shares of Stock Subject to Awards and Cash Awards. During any time when the Company has a class of equity securities registered under Section 12 of the Securities Exchange Act:

●

the maximum number of shares of the Company’s common stock subject to stock options or SARs that may be granted under the Amended and Restated Incentive Plan in a calendar year to any person eligible for an award will be 130,000 shares;

●

the maximum number of shares of the Company’s common stock that may be granted under the Amended and Restated Incentive Plan, other than pursuant to stock options or SARs, in a calendar year to any person eligible for an award will be 130,000 shares; and

●

the maximum amount that may be paid as a cash-settled performance-based award will be $1,000,000 for a performance period of 12 months or less and $5,000,000 for a performance period of greater than 12 months.

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

Stock Awards

Under the stock component of the Amended and Restated Incentive Plan, the board of directors, or the committee to which it grants authority under the Amended and Restated Incentive Plan, may, in selected cases, grant to a plan participant a given number of shares of restricted stock, stock units or unrestricted stock. Restricted stock under the Amended and Restated Incentive Plan is common stock restricted as to sale pending fulfillment of such vesting schedule and requirements as the board of directors, or the committee to which it grants authority under the Amended and Restated Incentive Plan, shall determine. Prior to the lifting of the restrictions, the participant will nevertheless be entitled to receive dividends on, and to vote the shares of, the restricted stock. Stock units are a right to be delivered shares of common stock upon fulfillment of such vesting schedule and requirements as the board of directors, or the committee to which it grants authority under the Amended and Restated Incentive Plan, shall determine. Grantees of stock units will have no voting or dividend rights or other rights associated with stock ownership, although the board of directors or the committee may award dividend equivalent rights on such units.

2012 Amendment to the 2009 Stock Incentive Plan

At the 2012 Annual Meeting of Stockholders (the “2012 Annual Meeting”) of the Company held on July 13, 2012, the Company’s stockholders approved an amendment and restatement of the Company’s 2009 Stock Incentive Plan to increase the number of shares of the Company’s common stock available for issuance hereunder by 300,000 shares to 520,000 shares of the Company’s common stock.

Shares Awarded during 2012

On February 8, 2012, the Company awarded 150,000 shares of its restricted common stock, par value $.001 per share, pursuant to the Amended and Restated 2009 Stock Incentive Plan, to Mr. Yao. The term of employment under the agreement is from January 1, 2012 (the “Effective Date”) until December 31, 2014, unless sooner terminated in accordance with the terms of the Employment Agreement. These shares were valued at $4.5 per share or $748,500 on the date of grant and are amortized over the vesting period, or $62,375 per quarter. During the year ended December 31, 2014, a total of $249,500 was recognized as stock-base compensation expense.

2013 Amendment to the 2009 Stock Incentive Plan

At the 2013 Annual Meeting of Stockholders (the “2013 Annual Meeting”) of the Company held on July 2, 2013, the Company’s stockholders approved an amendment and restatement of the Company’s 2009 Stock Incentive Plan to increase the number of shares of the Company’s common stock available for issuance hereunder by 300,000 shares to 820,000 shares of the Company’s common stock.

Shares Awarded during 2013

On May 2, 2013, the Company agreed to pay Director Mr. Kam Ping Chan 625 shares of the Company’s restricted common stock in conjunction with his re-appointment to the Company's board of directors vesting 50% on June 30, 2013 and 50% on December 31, 2013, effectively January 1, 2013. The restricted stock vests only if Mr. Chan is still a director of the Company on the vesting date (with limited exceptions), and the shares are eligible for the payment of dividends, if the Board of Directors was to declare dividends on the Company’s common stock. These shares were valued at $3.30 per share or

$2,063 on the date of grant and are being amortized over the vesting period, or $516 per quarter in 2013.

On May 3, 2013, the Company agreed to pay Director Mr. Weiping Shen 5,000 shares of the Company’s restricted common stock in conjunction with his re-appointment to the Company's board of directors vesting 50% on September 30, 2013 and 50% on May 3, 2014. The restricted stock vests only if Mr. Shen is still a director of the Company on the vesting date (with limited exceptions), and the shares are eligible for the payment of dividends, if the Board of Directors was to declare dividends on the Company’s common stock. These shares were valued at $3.89 per share or $19,450 on the date of grant and are being amortized over the vesting period, or $4,863 per quarter. During the year ended December 31, 2014, a total of $6,487 was recognized as stock-base compensation expense.

On November 5, 2013, the Company granted 136,328 shares of its common stock to certain of its employees for the year of their 2013 service of approximately $640,743, in lieu of cash, which were recorded as compensation expense for the quarter ended December 31, 2013.

Shares Awarded during 2014

On January 2, 2014, the Company agreed to pay Director Mr. Kam Ping Chan 625 shares of the Company’s restricted common stock in conjunction with his re-appointment to the Company's board of directors vesting 50% on June 30, 2014 and 50% on December 31, 2014, effectively January 1, 2014.  The restricted stock vests only if Mr. Chan is still a director of the Company on the vesting date (with limited exceptions), and the shares are eligible for the payment of dividends, if the Board of Directors was to declare dividends on the Company’s common stock. These shares were valued at $3.23 per share or $2,019 on the date of grant and are being amortized over the vesting period, or $505 per quarter in 2014. During the year ended December 31, 2014, a total of $2,019 stock-base compensation expense was recognized.

On April 9, 2014, the Company granted 232,996 shares of its common stock to certain of its employees for the first quarter of their 2014 service of approximately $838,785, in lieu of cash, which were recorded as compensation expense for the quarter ended March 31, 2014.

Summary of the Company’s Amended and Restated 2009 Stock Incentive Plan Activities

The table below summarizes the Company’s Amended and Restated 2009 Stock Incentive Plan activities:

	Number of	Fair Value at
	Shares or Options	Date of Grant

Balance, December 31, 2012	419,888	$2,614,951

Options – granted	-	-

Options – canceled	-	-

Shares – granted	141,953	662,256

Shares – canceled	(-)	(-)

Balance, December 31, 2013	561,841	$3,277,207

Vested, December 31, 2013	510,174	3,023,732

Unvested, December 31, 2013	51,667	$253,475

Options – granted	-	-

Options – canceled	-	-

Shares – granted	233,621	840,805

Shares – canceled	(-)	(-)

Balance, December 31, 2014	795,462	$4,118,012

Vested, December 31, 2014	795,462	4,118,012

Unvested, December 31, 2014	-	$-

As of December 31, 2014, there were 24,538 shares of common stock remaining available for issuance under the Amended and Restated 2009 Stock Incentive Plan.

During the year ended December 31, 2014, the Company issued 6,000 adjustment shares to four investors pursuant to the anti-dilution provision of the Company’s 2008 Offering Subscription Agreement, which was triggered by the Company’s 2013 offering. Per the anti-dilution provision, the investors are entitled to an adjustment to the Purchase Price for such shares that they purchased in the 2008 Offering and have held the purchase from 2008 offering to January 28, 2013 (2013 Offering date). The Company debit additional paid in capital and credit to common stock of $60 to reflect this transaction.

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

Income taxes are calculated on a separate entity basis. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. There currently is no tax benefit or burden recorded for the United States. The tax authority may examine the tax returns of the Company three years after the year ended. The provisions for income taxes for the years ended December 31, 2014 and 2013, respectively, are summarized as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2014	2014
Current taxes	$-	$421,585

Deferred taxes	2,685,764	-

	$2,685,764	$421,585

The reconciliations between the statutory tax rate and the Company’s effective tax rate for the year ended December 31, 2014 and 2013 are as follows:

	Year Ended December 31,	Year Ended December 31,
	2014	2013
U.S. statutory rate	34.0%	34.0%
Foreign income not recognized in the U.S.	-34.0%	-34.0%
PRC enterprise income tax rate	25.0%	25.0%
Effect of expenses not deductible for tax purposes	0.3%	-2.6%
Effect of valuation allowance on deferred income tax assets	5.3%	-28.8%
Effect of income tax difference under different tax jurisdictions	28.4%	-5.1%
Others	0.0%	0.1%

Effective tax rate	59.0%	-11.4%

The principal components of the deferred income tax assets and liabilities as of December 31, 2014 and 2013 are as follows:

	Decemeber 31,	Decemeber 31,
	2014	2013
Current deferred income tax assets

Cutoff adjustment - revenue and expense cutoff	$53,893	$-

Accrued processing cost	211,325	-

Interest expense to be deducted	140,542	-

Bad debt allowance and others to be deducted	34,588	-

Write-down of inventories	-	580,675

Operating cost of idle manufacturing facility	-	63,520

Accrued interests	-	164,333

	440,348	808,528

Less: valuation allowance, current portion	(53,893)	(660,432)

Total	$386,455	$148,096

Non-current deferred income tax assets

Net operating loss carryforwards	1,405,411	983,609

Less: valuation allowance, non-current portion	(1,125,848)	(983,609)

Total	$279,563	$-

Current deferred income tax liabilities

Write-down of inventories	(143,993)	-

Deferred taxable loss	(3,159,165)	(134,002)

Operating cost of idle manufacturing facility	(48,493)	-

Others	-	(14,094)

Total	$(3,351,651)	$(148,096)

Reported as:
Non-current deferred tax assets, net	$279,563	$-

Current deferred tax liabilities, net	$(2,965,196)	$-

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or are utilized.

ASC 740 requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The management evaluated the Company’s tax positions and considered that no provision for uncertainty in income taxes was necessary as of December 31, 2014 and 2013.

Note 17 – Concentrations and Credit Risk

Credit Risk Arising from Financial Instruments

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents.

As of December 31, 2014, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the PRC, none of which are insured. However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

Customers and Credit Concentrations

Customer concentrations and credit concentrations are as follows:

	Net Sales for the Year Ended

	December 31, 2014	December 31, 2013

Customer A	47.0%	35.6%

Customer B	15.0%	15.9%

Customer C	-%	10.5%

	62.0%	62.0%

	Accounts Receivable at
	December 31, 2014	December 31, 2013

Customer A	30.4%	33.8%

Customer B	24.1%	25.1%

Customer C	19.8%	18.3%

	74.3%	77.2%

A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition.

Vendor Concentrations

Vendor purchase concentrations and accounts payable concentration as follows:

	Net Purchases for the Year Ended
	December 31, 2014	December 31, 2013

Vendor A	79.9%	39.4%

Vendor B	-%	31.0%

Vendor C	-%	10.0%

	79.9%	80.4%

	Accounts Payable at
	December 31, 2014	December 31, 2013

Vendor A	49.2%	86%

Vendor B	29.6%	-%

	78.8%	86.0%

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

The Company had no foreign currency hedges in place to reduce such exposure for the year ended December 31, 2014 or 2013.

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

As stipulated by the relevant laws and regulations for enterprises operating in the PRC, the subsidiaries of the Company are required to make annual appropriations to a statutory surplus reserve fund. Specifically, the subsidiaries of the Company are required to allocate 10% of their profits after taxes, as determined in accordance with the PRC accounting standards applicable to the subsidiaries of the Company, to a statutory surplus reserve until such reserve reaches 50% of the registered capital of the subsidiaries of the Company. As of December 31, 2014, the Company had no Statutory Surplus Reserve and the Statutory Common Welfare Fund established and segregated in retained earnings due to the loss position of China entities.

Note 19 – Acquisition of Equity Interest of Draco Resources Inc.

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

On October 26, 2014, the Company was served with a lawsuit filed in Superior Court in the County of San Mateo, California styled Progressive Environmental Services, Inc. vs. Metawise Group, Inc., Draco Resources, Inc., Metamining, Inc., Songqiang Chen and Armco Metals Holdings, Inc. The complaint alleges various causes of actions against the parties other than the Company and with respect to the Company seeks declaratory relief from a temporary and permanent injunction to preclude the Company from acquiring a 31.37% interest in Draco from Metawise at the Company’s forthcoming annual meeting scheduled to be held on November 17, 2014. On November 13, 2014, Draco Resources, Inc. filed for bankruptcy protection and this proceeding was transferred to the United States Bankruptcy Court for the Northern District of California under Bankruptcy Case No 14-31652DM. As a result, the proposal for the approval of the acquisition of Draco Resources, Inc. was not voted in the Company’s 2014 annual meeting, nor was the nomination of its principal, Songqiang Chen, to the Company’s board of directors.

The Company subsequently filed a motion to dismiss the Company from the action which was granted by the Bankruptcy Court on January 12, 2015. Then the Company filed a motion to obtain a judgment against the plaintiff based on the Court’s order granting our motion to dismiss. On January 30, 2015, the Court, however, denied the Company’s request to obtain such judgment and the matter is now closed.

As a result, the proposed acquisition transaction will not occur.

Note 20 – Subsequent Events

At the special meeting of our stockholders held on March 27, 2014, the stockholders approved a 1:10 reverse stock split of our common stock. The effective date of the reverse stock split is January 9, 2015.

On March 9, 2015, the Company issued 150,000 share of its restricted common stock to one of its consultants, Shanghai Heqi Investment Center, as the total compensation for their consulting services from February 1, 2015 to January 31, 2016.

On March 3, 2015, the Company received a conversion notice from its convertible notes holder, Joshua Sason, to convert $100,000 of principal and $4,066.67 of interest of convertible note dated August 27, 2014 into 142,779 shares of the Company’s common stock, at a conversion price of $0.728867 per share.

On March 6, 2015, the Company received the response from Chaoyang Investing & Construction Company to waive 50% of the loan (RMB 25,000,000, approximately $4,060,617) the Company owed to them. The interest (RMB 3,141,048, approximately $511,097) of the loan for the year ended December 31, 2014 was not waived but won’t bear any further interest. The interest rate of the rest loan (RMB 25,000,000, approximately $4,060,617) is 6.42%. Till April 2015, Armco should make repayment no less than RMB 5,000,000 (approximately $812,123) and from May 2015, the Company should make monthly repayment no less than RMB 2,500,000 (approximately $406,062). All the loan and interest should be paid off by December 31, 2015.