Form 10-Q
period 2015-03-31
Armco Metals Holdings, Inc.
filed 2015-05-15
CIK 1410711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________

Commission file number: 001-34631

Armco Metals Holdings, Inc.
(Exact name of registrant as specified in its charter)

Nevada	26-0491904
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1730 S Ampheltt Blvd #230 San Mateo CA	94402
(Address of principal executive offices)	(Zip Code)

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

☐Yes ☒No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  6,267,699 shares of common stock are issued and outstanding as of May 15, 2015.

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

You should read thoroughly this report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements including those made in this report, in Part I. Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2014 and our other filings with the Securities and Exchange Commission. Other sections of this report include additional factors which could adversely impact our business and financial performance. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

.

OTHER PERTINENT INFORMATION

Unless otherwise set forth to the contrary, when used in this report the terms the “Company,” "we," "us," "ours," and similar terms refer to Armco Metals Holdings, Inc., a Nevada corporation, and our subsidiaries, In addition, “2014” refers to the year ended December 31, 2014, “2013” refers to the year ended December 31, 2013 and “2015” refers to the year ending December 31, 2015

The information which appears on our web site at www.armcometals.com is not part of this report.

All share and per share information in this report gives effect to the 1:10 reverse stock split of our common stock on January 9, 2015.

PART 1 - FINANCIAL INFORMATION

Item 1.          Financial Statements.

ARMCO METALS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$177,840	$1,884,887
Pledged deposits	10,565	498,615
Marketable securities	27,087	73,943
Accounts receivable, net	32,619,810	43,202,886
Inventories	10,614,121	9,154,463
Advance on purchases	6,718,859	1,093,402
Prepayments and other current assets	973,309	1,164,603

Total Current Assets	51,141,591	57,072,799
Property, plant and equipment, net	32,071,949	32,563,929
Land use rights, net	6,114,352	6,108,283
Deferred tax assets	938,424	279,563

Total Assets	$90,266,316	$96,024,574

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Loans payable	$12,700,108	$17,011,843
Banker's acceptance notes payable and letters of credit	1,778,467	1,767,790
Current maturities of capital lease obligation	-	720,819
Accounts payable	6,152,761	5,497,866
Advances received from Chairman and CEO	976,366	877,076
Due to related parties	534,940	717,703
Customer deposits	1,478,018	1,467,281
Corporate income tax payable	817,185	815,073
Value added tax and other taxes payable	4,906,614	5,747,470
Deferred tax liabilities	3,529,990	2,965,196
Accrued expenses and other current liabilities	2,839,214	3,850,095

Total Current Liabilities	35,713,663	41,438,212

Total Liabilities	35,713,663	41,438,212

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized, 5,973,749 and 5,615,088 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	5,974	5,615
Additional paid-in capital	46,476,490	45,968,908
Retained earnings	3,459,113	4,491,948
Accumulated other comprehensive income	4,611,076	4,119,891

Total Stockholders' Equity	54,552,653	54,586,362

Total Liabilities and Stockholders' Equity	$90,266,316	$96,024,574

See accompanying notes to the unaudited consolidated financial statements.

ARMCO METALS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended March 31,

	2015	2014
	(Unaudited)	(Unaudited)

NET REVENUES	$43,070,014	$9,918,651

COST OF GOODS SOLD	46,960,716	11,082,455

GROSS PROFIT	(3,890,702)	(1,163,804)

OPERATING EXPENSES:
Selling expenses	9,537	100,855
Professional fees	77,204	214,454
General and administrative expenses	888,212	1,438,126
Operating cost of idle manufacturing facility	455,547	534,972

Total operating expenses	1,430,500	2,288,407

LOSS FROM OPERATIONS	(5,321,202)	(3,452,211)

OTHER (INCOME) EXPENSE:
Interest income	(95)	(98,268)
Interest expense	282,873	672,942
Investment loss	158,999	-
Change in fair value of derivative liabilities	15,427	(477,909)
Loan guarantee expense	-	13,002
Gain on forgiveness of short-term debt	(4,074,448)	-
Other (income) expense	(561,314)	58,303

Total other (income) expense	(4,178,558)	168,070

LOSS BEFORE INCOME TAX PROVISION	(1,142,644)	(3,620,281)

INCOME TAX BENEFIT	(109,809)	-

NET LOSS	(1,032,835)	(3,620,281)

OTHER COMPREHENSIVE INCOME (LOSS):
Change in unrealized income (loss) on marketable securities	148,302	21,938
Foreign currency translation gain (loss)	342,883	(408,558)

COMPREHENSIVE LOSS	$(541,650)	$(4,006,901)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:

Net loss per common share - basic and diluted	$(0.18)	$(1.20)

Weighted Average Common Shares Outstanding - basic and diluted	5,753,642	3,005,279

See accompanying notes to the unaudited consolidated financial statements.

ARMCO METALS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Three Months Ended March 31, 2015

(Unaudited)

	Common Stock, $0.001 Par Value				Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Change in Unrealized Loss on Marketable Securities	Foreign Currency Translation Gain	Total Stockholders' Equity

Balance, December 31, 2014	5,615,088	$5,615	$45,968,908	$4,491,948	$(429,142)	$4,549,033	$54,586,362

Issuance of common shares for employees	179,215	179	251,170				251,349

Issuance of common shares for consulting services to All Bright for service of 14 months starting from April 1, 2014	12,500	13	14,237				14,250

Issuance of common shares for consulting services	24,167	24	27,526				27,550

Issuance of common stock in conversion of debt and accrued interest	142,779	143	103,924				104,067

Reclassification of derivative liabilities due to conversion of convertible notes			110,725				110,725

Net Loss				(1,032,835)			(1,032,835)

Change in unrealized gain on marketable securities					148,302		148,302

Foreign currency translation gain						342,883	342,883

Balance, March 31, 2015	5,973,749	$5,974	$46,476,490	$3,459,113	$(280,840)	$4,891,916	$54,552,653

See accompanying notes to the unaudited consolidated financial statements.

ARMCO METALS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For Three Months Ended March 31,
	2015	2014
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,032,835)	(3,620,281)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation expense	684,252	706,766
Amortization expense	17,962	30,782
Deferred income taxes	(109,810)	-
Gain on forgiveness of capital lease obligation	(125,371)	-
Gain on forgiveness of short-term debt	(4,074,448)	-
Change in fair value of derivative liabilities	15,427	(477,909)
Loss on sales of marketable securities	158,999	-
Amortization of debt discount	95,298	494,593
Stock based compensation	251,349	1,017,031
Stock issued for third-party services	41,800	-
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Changes in operating assets and liabilities:
Accounts receivable	10,781,952	8,777,149
Inventories	(1,397,929)	3,526,376
Advance on purchases	(5,594,403)	269,806
Prepayments and other current assets	220,917	(1,080,644)
Banker's acceptance notes payable and letters of credit	-	(5,326,288)
Accounts payable	655,231	(4,898,046)
Customer deposits	1,866	501,493
Taxes payable	(894,388)	(354,926)
Accrued expenses and other current liabilities	(1,044,813)	152,365

NET CASH USED IN OPERATING ACTIVITIES	(1,348,944)	(281,733)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from release of pledged deposits	-	5,409,660
Payment made towards pledged deposits	-	(1,816,273)
Cash received from sales of marketable securities	36,159	-

NET CASH PROVIDED BY INVESTING ACTIVITIES	36,159	3,593,387

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	-	6,082,898
Repayment of loans payable	(221,624)	(9,135,603)
Repayment of capital lease obligation	(107,712)	-
Advances from (repayment to) Chairman and CEO	103,756	77,918
Advances from (repayment to) related parties	(186,284)	78

NET CASH USED IN FINANCING ACTIVITIES	(411,864)	(2,974,709)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	17,602	66,802

NET CHANGE IN CASH	(1,707,047)	403,747

Cash at beginning of the year	1,884,887	596,557

Cash at end of the period	$177,840	$1,000,304

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$62,298	$175,553
Income taxes paid	$-	$-

NON CASH FINANCING AND INVESTING ACTIVITIES:
Debt discount due to convertible feature	$95,298	$1,901,282
Change in fair value of marketable security	$148,302	$21,938
Reclassification of derivative liability to additional paid-in capital	$-	$117,267
Reclassification of derivative liability from equity	$110,725	$-
Common shares issued for conversion of debt and accrued interest	$104,067	$384,627
Capital lease obligation settled with pledge deposit	$488,934	$-

See accompanying notes to the unaudited consolidated financial statements.

Armco Metals Holdings, Inc.

March 31, 2015 and 2014

Notes to the Consolidated Financial Statements

(Unaudited)

Note 1 – Organization and Operations

Armco Metals Holdings, Inc. (formerly China Armco Metals, Inc. and Cox Distributing, Inc.)

Armco Metals Holdings, Inc. (“Armco Metals Holdings” or the “Company”) was incorporated under the laws of the State of Nevada as Cox Distributing, Inc. on April 6, 2007. On June 27, 2008, the Company changed its name to China Armco Metals, Inc. (“Armco Metals”) upon the acquisition of Armco Metals International Limited (formerly “Armco & Metawise (H.K) Limited” or “Armco HK”) and Subsidiaries to better identify the Company with the business conducted, through its wholly owned subsidiaries in China, import, export and distribution of ferrous and nonferrous ores and metals, and processing and distribution of scrap steel. On July 3, 2013, the Company changed its name from “China Armco Metals, Inc.” to “Armco Metals Holdings, Inc.”.

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

Acquisition of Armco Metal International Limited and Subsidiaries (“Armco HK”) Recognized as a Reverse Acquisition

On June 27, 2008, the Company entered into and consummated a share purchase agreement (the “Share Purchase Agreement”) with Armco HK and Feng Gao, who owned 100% of the issued and outstanding shares of Armco HK. In connection with the consummation of the Share Purchase Agreement, (i) Stephen Cox surrendered 7,694,000 common shares, representing his controlling interest in the Company for cancellation and resigned as an officer and director; (ii) the Company purchased from the Armco HK Shareholder 100% of the issued and outstanding shares of Armco HK’s capital stock for $6,890,000 by delivery of the Company’s purchase money promissory note; (iii) issued to Ms. Gao (a) a stock option entitling Ms. Gao to purchase 5,300,000 shares of the Company’s common stock, par value $.001 per share (the “Common Stock”) with an exercise price of $1.30 per share expiring on December 31, 2008 and (b) a stock option entitling Ms. Gao to purchase 2,000,000 shares of the Company’s common stock with an exercise price of $5.00 per share expiring two (2) years from the date of issuance on June 27, 2010 (the “Gao Options”). On August 12, 2008, Ms. Gao exercised her option to purchase and the Company issued 5,300,000 shares of its common stock in exchange for the $6,890,000 note owed to Ms. Gao. The shares issued represented approximately 69.7% of the issued and outstanding common stock immediately after the consummation of the Share Purchase and exercise of the option to purchase 5,300,000 shares of the Company’s common stock at $13.0 per share.

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

Note 2 - Significant and Critical Accounting Policies and Practices

Basis of Presentation - Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.  Interim results are not necessarily indicative of the results for the full year.  These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2014 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2015.

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

The Company's consolidated subsidiaries and/or entities as of March 31, 2015 are as follows:

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

The consolidated financial statements include all accounts of the Company and the consolidated subsidiaries and/or entities as of reporting period ending dates(s) and for the reporting period(s) then ended.

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

The Company’s loans payable, banker’s acceptance notes payable, and capital lease obligation approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at March 31, 2015 and December 31, 2014.

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

The following table sets forth by level within the fair value hierarchy the Company's financial assets and liabilities that were accounted for at fair value as of March 31, 2015, and December 31, 2014:

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
March 31, 2015
Derivative liability	-	-	$-	$-
Available-for-sale securities	$27,087	-	-	$27,087
December 31, 2014
Derivative liability	-	-	$-	$-
Available-for-sale securities	$73,943	-	-	$73,943

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

Unless otherwise noted, the rate presented below per U.S. $1.00 was the bid of the interbank rate as quoted by OANDA Corporation (www.oanda.com) contained in its consolidated financial statements. Management believes that the difference between RMB vs. U.S. dollar exchange rate quoted by the PBOC and RMB vs. U.S. dollar exchange rate reported by OANDA Corporation were immaterial. Translations do not imply that the RMB amounts actually represent, or have been or could be converted into, equivalent amounts in U.S. dollars. Translation of amounts from RMB into U.S. dollars has been made at the following exchange rates for the respective periods:

	March 31, 2015	December 31, 2014	March 31, 2014

Balance sheets	6.1091	6.1460	6.1632

Statements of operations and comprehensive income (loss)	6.1358	6.1457	6.1178

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

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation. The reclassification had no impact on net earnings and financial position

Note 3 – Pledged Deposits

Pledged deposits consist of cash held in financial institutions for (a) outstanding letters of credit and (b) capital lease obligation.

Pledged deposits consisted of the following:

	March 31,	December 31,
	2015	2014

Deposit for letters of credit	$10,565	$10,492

Deposit for capital lease obligation	-	488,123

	$10,565	$498,615

Note 4 – Marketable Equity Securities, Available for Sale

As of March 31, 2015, the Company’s available for sale marketable securities were marked to market to its fair value of $27,087 and reported a $148,302 change in unrealized gain on marketable securities for the three months ended March 31, 2015 as other comprehensive income (loss) in its Stockholders’ Equity.

The Company sold 5,543,614 shares during the three months ended March 31, 2015 for $36,159, with a realized loss on sales of $158,999.

The table below provides a summary of the changes in the fair value of marketable securities, available for sale measured at fair value on a recurring basis using Level 1 of the fair value hierarchy to measure the fair value.

Fair Value Measurement Using Level 1 Inputs
	Original cost	Impairment- other than Temporary	Accumulated Foreign Currency Transaction- Gain	Other Comprehensive Income (loss)- Change in Unrealized gain (loss)	Fair Value
Balance as of December 31, 2014	$2,686,102	$(2,366,941)	$183,924	$(429,142)	$73,943
Sales of the securities	(195,158)				(195,158)
Total gain (realized/unrealized) included in:
Other comprehensive income: Changes in unrealized gain				148,302	148,302
Balance as of March 31, 2015	$2,490,944	$(2,366,941)	$183,924	$(280,840)	$27,087

Note 5 – Accounts Receivable

Accounts receivable consisted of the following:

	March 31,	December 31,
	2015	2014
Accounts receivable	$32,626,141	$43,257,621
Allowance for doubtful accounts	(6,331)	(54,735)
	$32,619,810	$43,202,886

Note 6 – Inventories

Inventories consisted of the following:

	March 31,	December 31,
	2015	2014
Raw materials - Scrap metal	$5,665,819	$2,602,983
Finished goods - processed scrap metal	7,534,384	7,684,154
Purchased merchandise for resale	661,261	697,217
Write-down of inventories	(3,247,343)	(1,829,891)
	$10,614,121	$9,154,463

Renewable Metals raw materials and finished goods are collateralized for loans from the Bank of Communications Limited Lianyungang Branch. Raw materials consisted of scrap metals to be processed and finished goods were comprised of all of the processed scrap metal at Renewable Metals. Due to the short duration time for the processing of its scrap metal, there was no material work-in-process inventory at March 31, 2015 or December 31, 2014.

Slow-Moving or Obsolescence Markdowns

The Company recorded no inventory obsolescence adjustments for the three months ended March 31, 2015 and 2014.

Lower of Cost or Market Adjustments

There were $1,400,279 and $390,173 of lower of cost or market adjustments for the three months ended March 31, 2015 and 2014, respectively.

Note 7 – Loans and Convertible Notes Payable

Loans payable consisted of the following:

	March 31,	December 31,
	2015	2014
Bank loans – secured (i)	$2,500,663	$2,485,649
Third party loans (ii)	10,120,945	14,347,694
Convertible notes payable (iii)	78,500	178,500
	$12,700,108	$17,011,843

(i) Bank loans

The Company obtained those short term loans from Shanghai Pudong Development Bank and Guanhutun Credit Union, respectively. Interest rates for the loans ranged from 2.47% to 11.59% per annum. The maturity dates of the loans ranged from March 16, 2016 to April 6, 2016.

Corporate or personal guarantees were provided for the bank loans as follows:

$163,690 loans from Guanhutun Credit Union, collateralized by Henan Armco’s building and leasehold improvement

$2,336,973 loans from Shanghai Pudong Development Bank, collateralized by Renewable Metals inventories and guaranteed by the Company’s Chairman and Chief Executive Officer

(ii) Third party loans

Among third party loans, $518,669 bears no interest and $9,602,276 bears interest rates ranging from 6.0% to 8.0% per annum. The maturity dates of the loans ranged from July 20, 2015 to December 31, 2015.

Collateralization of Property, Plant and Equipment and Land Use Rights

Both Renewable Metals and Lianyungang Armco’s property, plant and equipment and land use rights representing all of the Company’s land use rights were collateralized for bank loans of RMB 50,000,000 (approximately $8,135,373) with the Bank of China Lianyungang Branch. On December 25, 2014, China Orient Asset Management Corporation, an organization authorized by the People’s Bank of China to dispose of bad assets from banks, mainly from Bank of China, transferred the loan to Lianyungang Chaoyang Investment Construction Development Co., Ltd, and the related collateral was released as of December 31, 2014.

On March 6, 2015, Chaoyang Investing & Construction Company agreed to waive 50% of the loan (RMB 25,000,000, approximately $4,060,617) for the Company in order to attract future investment from the Company. The interest (RMB 3,141,048, approximately $511,097) of the loan for the year ended December 31, 2014 was not waived but won’t bear any further interest. The interest rate of the rest loan (RMB 25,000,000, approximately $4,092,256) is 6.42%,Till April 2015, Armco should make repayment no less than RMB 5,000,000 (approximately $818,451) and from May 2015, the Company should make monthly repayment no less than RMB 2,500,000 (approximately $409,226). All the loan and interest should be paid off by December 31, 2015.

(iii) Convertible notes payable

On March 3, 2015, Magna Equities II LLC converted its outstanding balance of $100,000 principal of the convertible note and its accrued interest of $4,067 into 142,779 shares with the conversation rate of $0.72887/share. See Note 11 for derivative analysis on the convertible note.

As of March 31, 2015, the convertible note principal balance was $78,500, with the interest rate of 8% per annum. The maturity date is July 31, 2015. The convertible note is convertible after 180 days from the issuance date at the option of the holder into shares of the Company’s common stock, at 63% of the average of the lowest three trading prices for the common stock during the ten trading day period prior to conversion. As of March 31, 2015, the $87,500 note is not convertible yet.

Note 8 – Banker’s Acceptance Notes Payable and Letters of Credit

Banker’s acceptance notes payable consisted of the following:

	March 31,	December 31,
	2015	2014

Renewable Metals
Letters of credit maturing on August 2, 2015	$1,778,467	$1,767,790
	$1,778,467	$1,767,790

Note 9 – Related Party Transactions

The related parties consist of the following:

Kexuan Yao (“Mr. Yao”)	The Company’s Chairman, Chief Executive Officer and principal stockholder
Keli Yao	Kexuan Yao’s brother
Yi Chu	Kexuan Yao’s wife

Advances from Chairman and CEO

From time to time, the Mr. Yao advances funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand. As of March 31, 2015 and December 31, 2014, the advance balance was $976,366 and $877,076, respectively.

Operating Lease from Chairman and CEO

On January 1, 2006, Henan entered into a non-cancellable operating lease for its 176.37 square meters commercial office space in the City of Zhengzhou, Henan Province, PRC from Mr. Yao for RMB 10,000 per month. The lease expired on December 31, 2008 and has been extended through December 31, 2015. Rental expense incurred for three months ended March 31, 2015 and March 31, 2014 were RMB 30,000(approximately $4,889) and RMB 30,000 (approximately $4,868), respectively.

Due to Other Related Parties

Due to other related parties consists of the following:

	March 31,	December 31,
	2015	2014
Keli Yao	$-	$-
Yi Chu	534,940	717,703

Total	$534,940	$717,703

The balance of $534,940 due to related parties represents the loan owed to the related parties, which is interest free, unsecured and repayable on demand.

Note 10 – Capital Lease Obligation

Capital lease obligation consisted of the following:

	March 31,	December 31,
	2015	2014
Total capital lease obligation	$-	$720,819
Less current maturities	-	(720,819)
Total Capital lease obligation, net of current maturities	$-	$-

On December 12, 2011, the Company entered into a leasing agreement with China Financial Leasing Co., Ltd. for a term of three years and an interest rate of 11.0% per annum, payable quarterly in arrears. The lease agreement is collateralized by certain of Renewable Metals' machinery and equipment. The leasing agreement was amended on September 15, 2012 to change the interest rate to 10.17% per annum. The capital lease obligation obtained by the Company is RMB 37,500,000 (approximately $5,935,517) and the Company is required to maintain a security deposit of RMB 3,000,000 (approximately $488,122). The leasing agreement expired on December 15, 2014. There was no extra interest charged on the overdue capital lease obligation of $560,988. On March 31, 2015, China Financial Leasing Co., Ltd. agreed to use the deposit of RMB 3,000,000 to settle the overdue capital lease obligation. As a result, a gain of $89,397 was recognized as other income by the Company.

On November 18, 2010, the Company entered into a leasing agreement with Jiangsu Financial Leasing Co., Ltd. for a term of three years and an interest rate of 11.8% per annum, payable monthly in arrears. The lease agreement is collateralized by certain of Renewable Metals' machinery and equipment. The leasing agreement was amended on September 17, 2013 to change the lease term to 46 months and the monthly payment was adjusted. The capital lease obligation obtained by the Company is RMB 15,000,000 (approximately $2,261,284). The leasing agreement expired on September 23, 2014. There was no extra interest charged on the overdue capital lease obligation of $159,831. On March 23, 2015, the Company paid an additional RMB 800,000 (approximately $130,826). On March 29, 2015, Jiangsu Financial Leasing Co., Ltd. agreed to waive the remaining overdue capital lease obligation of $35,974, which was recognized as other income by the Company.

Note 11 – Derivative Instruments and the Fair Value of Financial Instruments

(i)	Warrants Issued in April 2010 (“2010 Warrants)

As of March 31, 2015, 2010 warrants to purchase 161,539 shares of the Company’s common stock remain outstanding. Since the Magna note bears derivative feature, as discussed below, the warrants were tainted under ASC 815-15 “Derivatives and Hedging”. The tainting terminated upon full conversion of the Magna note. As of March 31, 2015, there was no derivative liability associated with the warrants.

The table below summarizes the Company’s 2010 warrant activities through March 31, 2015:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value
Balance, December 31, 2014	161,539	$75	$75	$-	$-
Granted	-	-	-	-	-
Canceled for cashless exercise	(-)	-	-	-	-
Exercised (Cashless)	(-)	-	-	-	-
Exercised	(-)	-	-	-	-
Expired	(-)	-	-	-	-
Balance, March 31, 2015	161,539	$75	$75	$-	$-
Earned and exercisable, March 31, 2015	161,539	$75	$75	$-	$-
Unvested, March 31, 2015	-	$-	$-	$-	$-

The following table summarizes information concerning outstanding and exercisable 2010 warrants as of March 31, 2015:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$75	161,539	0.06	$75	161,539	0.06	$75
$75	161,539	0.06	$75	151,539	0.06	$75

(ii)	Convertible Note

On August 27, 2014, the Company issued a convertible note which is convertible after 180 days from the issuance date at 58% of the average of the three lowest daily trading price of the Company’s common stock of any of the ten consecutive trading days and including the trading day immediately preceding conversion, in the amount of $100,000. On February 23, 2015, the note became convertible. On March 3, 2015, the Company received a conversation notice from its convertible notes holder, Magna Equities II LLC, to convert $100,000 plus interest of $4,067 of the note into 142,779 shares of the Company’s common stock, at a conversation price of $0.72887/share.

The Company analyzed the conversion option of the convertible debt. The Company considered derivative accounting under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion feature should be classified as a liability due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion option. The embedded conversion feature was measured at fair value at the date of inception and at the end of each reporting period or termination of the instrument with the change in fair value recorded to earnings.

The fair value of the instruments was determined by using Black-Scholes option-pricing model based on the following assumptions: dividend yield of 0%, volatility of 135% - 138%, risk free rate of 0.08%, and an expected term of 0.49 - 0.51 year.

The following table summarizes the change of fair value of the derivative debt liabilities.

Balance at December 31, 2014	$-
To record derivative liabilities as debt discount	95,298
Change in fair value of derivative liabilities	15,427
Settlement of derivative liability due to conversion of related notes	(110,725)
Balance at March 31, 2015	$-

On March 3, 2015, the debt discount of $95,298 was fully amortized as the note was converted to equity.

Note 12 – Commitments and Contingencies

Litigation

The Company and its directors are a party to a lawsuit filed on March 29, 2013 by Albert Perron, derivatively on behalf of the Company, in the District Court for Clark County, Nevada (Case No. A-13-679151-C), which seeks a declaratory judgment, rescission, unspecified damages, equitable and injunctive relief, and attorney's fees. The Plaintiff's complaint alleges that the directors breached their fiduciary duties to the Company by exceeding their authority under the Company's Amended and Restated 2009 Stock Incentive Plan (the “Plan”), as further amended, by issuing shares to Mr. Kexuan Yao (“Mr. Yao”) under the February 2012 employment agreement (“Employment Agreement”) that exceeded the amount allowed under the Plan. William Thomson (“Mr. Thomson”), Mr. Yao, Jimping (K.P.) Chan (“Mr. Chan”), Tao Pang (“Mr. Pang”) and Weiping Shen (“Mr. Shen”) (The “Director Defendants”) have filed an answer to this lawsuit in which they have denied the claims being made. The Company and Director Defendants' position is that the shares at issue in this matter were granted to Mr. Yao in accordance with the Plan. Mr. Thomson and Mr. Yao moved for summary judgment (“Defendants' MSJ”) on the Plaintiff's meritless claims on July 18, 2014. Mr. Chan, Mr. Pang, and Mr. Shen joined Defendant' MSJ on August 20, 2014.Plaintiff filed his own Motion for Summary Judgment (“Plaintiff's MSJ) on August 18, 2014, and his response in opposition to Defendants' MSJ on August 22, 2014. A hearing on Defendants' MSJ and Plaintiff's MSJ was held on September 18 2014, wherein the Court denied Plaintiff's MSJ and granted Defendant's MSJ in part holding that the Employment Agreement with Mr. Yao did not violate the terms of the Plan. However, in denying Defendants' MSJ in part, the Court, Sua sponte, found that an issue of material fact remained as to whether the Company's board approved each issuance subsequent to 2012 in accordance with the vesting dates contained the Employment Agreement to ensure that Mr. Yao did not receive an excess of shares in any one (1) year period in violation of the Plan. On October 29, 2014, the Director Defendants filed a Motion for Reconsideration of Partial Denial of Motion for Summary Judgment. The Company joined the Motion for Reconsideration of Partial Denial of Motion for Summary Judgment on October 30, 2014. On or about November 5, 2014, Plaintiff filed Plaintiff's Motion for Reconsideration, essentially rearguing Plaintiff's MSJ. The Court held a hearing on both motions for reconsideration on December 19, 2014, and denies both motions. The Directors Defendants plan to conduct one more deposition, aimed at addressing the Court's remaining concerns, and then move for summary judgment again after that deposition. The Company and Director Defendants continue to believe that Plaintiff's claims have no merit and will continue to defend this case vigorously.

Uncommitted Trade Credit Facilities

The Company entered into uncommitted trade credit facilities with certain financial institutions. Substantially all of the uncommitted trade credit facilities were guaranteed by Mr. Yao.

The uncommitted trade credit facilities at March 31, 2015 were as follows

	Date of Expiration	Total Facilities	Facilities Used	Facilities Available
Armco HK
RZB Bank (i)	July 31, 2015	$7,000,000	$-	$7,000,000

DBS (Hong Kong) Limited (ii)	October 9, 2015	20,000,000	-	20,000,000

Sub-total - Armco HK		27,000,000	-	27,000,000

Henan Armco

Bank of China (iii)	May 23, 2014	4,910,947	4,910,947	-

China CITIC Bank (iv)	June 19, 2015	6,547,609	-	6,547,609

ICBC (v)	August 29, 2015	3,273,805	-	3,273,805

Guangdong Development Bank Zhengzhou Branch (vi)	May 15, 2015	15,714,262	-	15,714,262

Sub-total – Henan Armco		30,446,623	4,910,947	25,535,676

Renewable Metals

Bank of China Lianyungang Branch (vii)	December 27, 2015	8,184,512	-	8,184,512

Shanghai Pudong Development Bank (viii)	April 9, 2015	2,455,353	2,336,973	118,380

Bank of Communications Lianyungang Branch (x)	August 2, 2015	11,785,697	1,778,467	10,007,230

Sub-total – Renewable Metals		22,425,562	4,115,440	18,310,122

		$79,872,185	$9,026,387	$70,845,798

(i)

On October 10, 2014, Armco HK extended the Banking Facilities Agreement with DBS Bank (Hong Kong) Limited (originally entered on December 21,2011) of $20,000,000 for issuance of commercial letters of credit in connection with the Company’s purchase of metal ore. The Company pays interest at LIBOR or DBS Bank’s cost of funds plus 2.50% per annum on issued letters of credit in addition to an export bill collection commission equal to 12.5% of the first $50,000 and 6.25% of the balance and an opening commission of 25% on the first $50,000 and 6.25% of the balance for each issuance.  Amounts advanced under this facility are repaid from the proceeds of the sale of metal ore.  The lender may terminate the facility at anytime at its sole discretion. The facility is secured by the charge on cash deposit of the borrower, the borrower’s restricted pledged deposit in the minimum amount of 3% of the letter of credit amount, the Company’s letter of comfort and the guarantee of Mr. Yao. On March 12, 2014, Amrco HK entered into a Banking Facilities Agreement with RZB bank of $7, 000, 000 for issuance of commercial letters of credit in connection with the Company’s purchase of metal ore, expiring July 31, 2015. The Company pays interest Bank's Cost of Funds plus 200 base point (2%) per annum.

(ii)

On March 12, 2014, Armco HK entered into Amendment No. 5 to the March 25, 2009 uncommitted Trade Finance Facility with RZB Austria Finance (Hong Kong) Limited. The amendment indicates that the total facilities amount shall be decreased from $15,000,000 to $7,000,000. The Company pays interest at 200 basis points per annum plus the lender’s cost of funds per annum on issued letters of credit in addition to fees upon issuance of the letter of credit of 6.25% for issuance commissions, negotiation commissions, commission-in-lieu and collection commissions. Amounts advanced under this facility are repaid from the proceeds of the sale of metal ore. The lender may, however, terminate the facility at any time or at its sole discretion upon the occurrence of any event which causes a material market disruption in respect of unusual movement in the level of funding costs to the lender or the unusual loss of liquidity in the funding market. The lender has sole discretion to decide wheher or not such event has occured. The facility is secured by restricted cash deposits held by the lender, the personal guarantee of Mr. Yao, the Company's guarantee, and a security interest in the contract for the purchase of the ore for which the letter of credit has been issued and the contract for sale of the ore.

(iii)

On June 8, 2013, Henan Armco obtained a RMB 30,000,000 (approximately $4.8 million) line of credit from Bank of China for issuance of letters of credit to finance the purchase of metal ore and scrap metal expiring May 23, 2014. The facility is secured by the guarantee provided by Renewable Metals and the pledge of movable assets provided by the borrower. Amounts advanced under this line of credit are repaid from the proceeds of the sale of metal ore. Since the accounts of Bank of China were closed on November 23, 2014, the line of credit from this bank was terminated.

(iv)

On June 19, 2013, Henan Armco obtained a RMB 40,000,000 (approximately $6.5 million) line of credit from China Citic Bank, Zhengzhou Branch, for issuance of letters of credit to finance the purchase of metal ore and scrap metal expiring two (2) years from the date of issuance. The facility is guaranteed by Renewable Metals and Mr. Yao, the Company’s Chairman and Chief Executive Officer.

(v)

On September 10, 2013, Henan Armco obtained a RMB 20,000,000 (approximately $3.2 million) line of credit from ICBC, for issuance of letters of credit to finance the purchase of metal ore and scrap metal expiring one (1) year from the date of issuance. The facility is guaranteed by Renewable Metals and Mr. Yao.

(vi)

On May 16, 2014, Henan Armco obtained a RMB 96,000,000 (approximately $15.7 million) line of credit from Guangdong Development Bank Zhengzhou Branch for issuance of letters of credit to finance the purchase of metal ore.  The Company pays interest at 120% of the applicable base rate for lending published by the People’s Bank of China (“PBC”) at the time the loan is made on issued letters of credit.  The facility is secured by the guarantee provided by Mr. Yao and Renewable Metals jointly and the pledge of movable assets provided by the borrower. Amounts advanced under this line of credit are repaid from the proceeds of the sale of metal ore.

(vii)

On March 15, 2013, Renewable Metals entered into a line of credit facility in the amount of RMB50,000,000 (approximately $8.2 million) from Bank of China, Lianyungang Branch for the purchase of raw materials. The facility is expiring December 27, 2015 with interest at 7.872% per annum. The facility is secured by Renewable metals properties, machinery and equipment and land use rights, and guaranteed by Mr. Yao, Ms. Yi Chu, and Henan Armco, respectively.

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

(ix)

On July 5, 2011, Renewable Metals obtained a RMB 72,000,000 (approximately $11.7 million) line of credit from Bank of Communications, Lianyungang Branch expiring expiring August 2, 2015. The letters of credit require Renewable Metals to pledge cash deposit equal to 20% of the letter of credit for letters of credit at sight, or 30% for other domestic letters of credit and for extended domestic letters of credit, the collateral of inventory equal to 166% of the letter of credit. The facility is secured by Renewable Metals inventories and guarantee provided by Mr. Yao.

Employment with the Chairman and CEO

On March 19, 2015, the Company entered into a new employment agreement (the "Employment Agreement") with Mr. Yao for the period of January 1, 2015 to December 31, 2015. Pursuant to the Employment Agreement, Mr. Yao is entitled to, among other, the following compensation and benefits:

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

d.	Eligibility to participate in the Company’s benefits plans that are generally provided for executive employees.

e.	Paid Vacation: The Executive will have paid vacation of at least less than 25 business days per year, to be accredited accordance with the ordinary policies.

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

On April 13, 2015, Armco Metals Holding entered into a lease agreement for the lease of its principal executive offices that expires in April 2018. The base monthly rental of $1,629.85 for the first year will increase 4% each year. The company is also responsible for its proportionate share of the building's monthly operating expenses which are presently estimated at $660.75 per month.

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

Shares Earned during the three months ending March 31, 2015

12,500 common shares earned for the quarter ended March 31, 2105 were valued at $1.14 per share, which was the market price on quarter end date, or $14,250, which was recorded as legal expenses.

Consulting Services Agreement – Shanghai Heqi Investment Center

On January 13, 2015, the Company entered into a Consulting Services Agreement (“Consulting Agreement”) with Shanghai Heqi Investment Center (Limited Partner) ("Heqi"), a China based company. Pursuant to the Consulting Agreement, Heqi agreed to provide consulting services from February 1, 2015 to January 31, 2016 in exchange for 150,000 shares of common stock of the Company. These shares are earned ratably over the term of the agreement and the unearned shares are forfeitable in the event of nonperformance by Heqi.

Shares Earned during the three months ending March 31, 2015

24,167 common shares earned for the quarter ended March 31, 2105 were valued at $1.14 per share, which was the market price on quarter end date, or $27,550, which was recorded as consulting expenses.

2009 Stock Incentive Plan as Amended

2014 Amendment to the 2009 Stock Incentive Plan

At the 2014 Annual Meeting of Stockholders (the “2014 Annual Meeting”) of the Company held on November 17, 2014, the Company’s stockholders approved an amendment and restatement of the Company’s 2009 Stock Incentive Plan to increase the number of shares of the Company’s common stock available for issuance hereunder by 300,000 shares to 1,120,000 shares of the Company’s common stock.

Shares Awarded during 2015

During the three months ended March 31, 2015, the Company granted 164,215 shares of its common stock to its employees and directors for the first quarter of their 2015 service of approximately $232,599, in lieu of cash, which were recorded as compensation expense for the quarter ended March 31, 2015.

On March 19, 2015, the Company granted 60,000 shares of its common stock to its Chairman and CEO Kexuan Yao for part of his compensation for the period of January 1, 2015 to December 31, 2015, vesting in four equal quarterly installment beginning on April 1, 2015, which 15,000 shares is vested and record as compensation expense at amount of $18,750 for the quarter ended March 31, 2015.

              Summary of the Company’s Amended and Restated 2009 Stock Incentive Plan Activities

The table below summarizes the Company’s Amended and Restated 2009 Stock Incentive Plan activities:

	Number of	Fair Value at
	Shares or Options	Date of Grant

Balance, December 31, 2013	561,841	$3,277,207

Options – granted	-	-

Options – canceled	-	-

Shares – granted	233,621	840,805

Shares – canceled	(-)	(-)

Balance, December 31, 2014	795,462	$4,118,012

Vested, December 31, 2014	795,462	4,118,012

Unvested, December 31, 2014	-	$-
Options – granted	-	-

Options – canceled	-	-

Shares – granted	224,215	307,599

Shares – canceled	(-)	(-)

Balance, March 31, 2015	1,019,677	$4,425,611
Vested, March 31, 2015	974,677	4,369,361

Unvested, March 31, 2015	45,000	$56,250

As of March 31, 2015, there were 100,323 shares of common stock remaining available for issuance under the Amended and Restated 2009 Stock Incentive Plan.

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

The effective rate is 9.61% and 0% for the three months ended March 31, 2015 and March 31, 2014, respectively.

Note 15 – Concentrations and Credit Risk

Credit Risk Arising from Financial Instruments

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents.

As of March 31, 2015, substantially all of the Company’s cash and cash equivalents were held by major financial Institutions located in the PRC, none of which are insured. However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

Customers and Credit Concentrations

Customer concentrations and credit concentrations are as follows:

	Net sales
	For the Three Months Ended
	March 31,	March 31,
	2015	2014
Cusomter A	57.23%	22.60%
Cusomter B	19.10%	37.20%
Cusomter C	15.59%	12.30%
Cusomter D	-%	11.80%
	91.92%	83.90%

	Net Accounts Receivable at
	March 31,	December 31,
	2015	2014
Cusomter A	46.88%	30.40%
Cusomter B	25.23%	24.10%
Cusomter C	-%	19.80%
	72.11%	74.30%

A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition.

Vendor Concentrations

Vendor purchase concentrations and accounts payable concentration as follows:

	Net Purchase
	For the Three Months Ended
	March 31,	March 31,
	2015	2014
Vendor A	51.20%	38.40%
Vendor B	41.88%	37.00%
	93.07%	75.40%

	Accounts Payable at
	March 31,	December 31,
	2015	2014
Vendor A	53.67%	49.20%
Vendor B	26.35%	29.60%
	80.02%	78.80%

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

The Company had no foreign currency hedges in place to reduce such exposure for the three months ended March 31, 2015 or 2014.

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

Note 17 – Subsequent Events

      On April 9, 2015, the Company extended the RMB 5,000,000 (approximately $819,390) loan from Shanghai Pudong Development Bank, which originally matured on April 9, 2015, to April, 2016. The interest rate changed from 7.2% to 6.9% per annum.

In July 2013, Renewable Metals borrowed a 6-month note in the amount of $3,500,000 from Fremery Holdings, Ltd. ("Fremery") pursuant to the term of a loan agreement (the “Note”). Based on a few amended agreements, the due date of the Note is extended to July 20, 2015.  On April 23, 2015, Armco Metals Holdings agreed to provide guarantees to the Note. On April 24, 2015, Fremery entered into an agreement with Heqi to sell $1,200,000 of the Note (the "Purchased Debt") to Heqi.

On April 27, 2015 the Company entered into an Agreement with Heqi pursuant to which, from time to time, Heqi has the right to convert the Purchased Debt into shares of the Company’s common stock at a conversion price equal to 85% of volume weighed average price for the common stock during the 10 trading days prior to the conversion date. Heqi is not entitled to convert any portion of the Purchased Debt if, at the time of conversion, the number of shares to be issued to Heqi would result in Heqi and/or its affiliates being the beneficial owner of more than 19.99% of outstanding shares of common stock. Under the terms of the agreement, the maximum conversion number of shares of the Company’s common stock is 1,224,154 shares, and any amount of the Purchased Debt which is not available for conversion, if any, at maturity must be satisfied by the company in cash.

On May 8, 2015, the Company received a notice from KBM Worldwide Inc. to request to convert $78,500 principle of the note and $3,110 of the accrued interest into 115,317 common shares, at the conversion rate of $0.7077/share, pursuant to the terms set forth in the convertible note agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our consolidated financial condition and results of operations for the three months ended March 31, 2015 and 2014 should be read in conjunction with the consolidated financial statements, including footnotes, and other information presented elsewhere in this report.

Overview

Our Business and Recent Developments

We import, sell and distribute to the metal refinery industry in China a variety of metal ore, including iron, chrome, nickel, titanium, copper and manganese ore, as well as non-ferrous metals and coal.  We obtain these raw materials from global suppliers in Brazil, India, Oman, Turkey, Nigeria, Indonesia, and the Philippines and distribute them in the PRC.  We also recycle scrap metal used by steel mills in the production of recycled steel. We also trade raw wood and barley.

China's gross domestic product in the first quarter of 2015 rose 7 percent from a year earlier, the weakest pace since 2009, according to China statistics bureau. China's crude steel output fell in the first quarter of the year, the first decline over that period in 20 years, as the economy grew at the slowest pace since the global recession. Crude steel production from January to March slid 1.7 percent from a year earlier to 200.1 million metric tons, according to National Bureau of Statistics data. The falling production reflects China's slowing pace of construction and sliding exports. Output is also under pressure due to China government tries to trim overcapacity and cut pollution in its drive to shift economy toward consumption and services. China’s apparent steel demand declined about 5 percent in the past six months from a year earlier, the biggest drop since the global financial crisis, according to Goldman Sachs Group Inc.'s report in April 2015. Iron ore demand in China, the world’s largest buyer of the steel-making raw material, is expected to remain weak as steel demand contracts, estimated by the China Iron & Steel Association in April. Corresponding to the weak demand for steel, the prices of major metal ores including iron ore, manganese ore, and chrome ore, and scrap steel declined constantly in the first quarter of this year. Such drop in the price, combined with the inactivity of the market during the several-week long Chinese New Year holiday in the first quarter of 2015, have adversely affected our recycling business resulting in significant decline in our recycling and trading business gross margin from prior quarter, especially the price decline in scrap steel resulting an approximately $1.4 million of inventory deprecation in our recycling business. Net sales, however, saw substantial increases both in recycling and trading business compared to same period of last year mainly attributable to the larger operation scale for our recycling business and newly added products into our trading business operation.

During first quarter of 2015, in an effort to address the changing market conditions and unpredictable fluctuations in market prices, as well as to maintain our operation flexibility in our trading business, we continued to refine our business model and adjust our product line. We increased new products, such as wood and barley into our trading product line. We also expanded our business to exporting steel products to overseas market, such as Saudi Arabia, Vietnam and Turkey, while in the past we usually only deals in importing metal ore and scraps into China. With recent tax elimination and reduction on export tariff by China government for some iron and steel products, we seek to grow our exporting business and expect to be benefited from the favorable export tariff change. To manage market risks, we are evaluating other potential methods such as further diversifying products and hedging tools.

We formally commenced the operation of our scrap metal recycling facility in the Banqiao Industrial Zone of Lianyungang Economic Development Zone in the Jiangsu province, China, in the late third quarter of 2010. The facility recycles automobiles, machinery, building materials, dismantled ships and various other scrap metals.  We sell and distribute the recycled scrap metal to the metal refinery industry in the PRC utilizing our existing network of metal ore customers while continuing to seek new customers. During the first quarter of 2015, the amount of scrap metals recycled at our Recycling Facility increased by 95% to 37,218MT compared to 19,090 MT in the same period of last year. For the first quarter of 2015, our scrap metal business sold approximately 36,400 MT of scrap metals, generating approximately $15.2 million in revenue and (- $3.86) million in gross profit, compared to the first quarter of 2014 where our scrap metal business sold approximately 8,049 MT of scrap metals, generating approximately $2.6 million of revenue and (-$1.4) million of gross profit. Historically, the first quarter of each year sees a lower production of scrap metal due to the Chinese New Year holiday, when facilities are shut down and special restrictions are enforced on the transportation of scrap metals materials.

In the recycling business, since 2014 we have significantly increased the recycling process in separating and producing more high value non-ferrous scrap products from scrap materials. In the first quarter of 2015 we entered into sales contracts with customers to supply approximately 2,530 MT non-ferrous scraps which were delivered in April 2015 and approximately 80% of account receivable under the contracts has been received. The sales of these non-ferrous are expected to generate gross profit of approximately $4.9 million and to be realized in the second quarter of 2015. In the trading business, we also continued to increase the sales of steel billet that earns higher margin compared with traditional metal ore sales and sold approximately 9,504 MT of steel billet in the first quarter of 2015 compared to 3,547 MT of sales of steel billet in the same period of prior year. We also continue to add new products, such as wood and barley, into our trading business line in the first quarter, which the new products are still in the stage of trial operation. We continue to study, evaluate and test the market carefully for the new products before we put more of our resources into the business to control risks, especially for the barley trading business which was just initiated with a trial sales in the first quarter after conducting preliminary research on the market. The first barley sales in the first quarter was done with the supplier and customer both known to management before and the sales generated $15 million of net revenue with gross margin of (-0.11%). As we are new to the products and markets which are different from what we have done in the past, there are uncertainties whether we could successfully carry the new products and make profits from the sales, and as an example, we signed a woodchip long term contract with a supplier for a first trial shipment in October 2014 and there has been no any subsequent shipment after the first trial shipment was unsuccessful due to the non-conformity of products and unsatisfactory services of the supplier, and now the contract is not expect to be performed in the future neither.

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

Despite the ongoing slowdown of China economy, management believes our business will benefit from China recent development. Recently China’s top economic planning agency, the National Development and Reform Commission (NDRC), released a new action plan outlining key details of Beijing’s “One Belt, One Road” initiative. Initially billed as a network of regional infrastructure projects, this latest release indicates that the scope of the “Belt and Road” initiative has continued to expand and will now include promotion of enhanced policy coordination across the Asian continent, financial integration, trade liberalization, and people-to-people connectivity. In addition, China government is working on a development plan to boost the economic integration of Beijing and its surrounding provincial areas, namely Tianjin municipality and Hebei province. Better guidelines to promote the economic integration of the areas would help them complement each other with respective advantages, as well as propelling economic transformation and upgrading the Bohai Sea rim. These national economy development strategies will stimulate the investment and boost the demand for steel products , as well as our products.

RESULTS OF OPERATIONS

               The table below summarizes the consolidated operating results for the three months ended March 31, 2015 and 2014.  The percentages represent each line item as an approximate percentage of net revenues unless otherwise noted.

	For the Three Months Ended March 31,
	2015		2014		$ Change	% Change
Net revenues	$43,070,014	100.0%	$9,918,651	100.0%	$33,151,363	334.2%
Cost of goods sold	46,960,716	109.0%	11,082,455	111.7%	35,878,261	323.7%
Gross profit	(3,890,702)	(9.0)%	(1,163,804)	(11.7)%	(2,726,898)	234.3%

Total operating expenses	1,430,500	3.3%	2,288,407	23.1%	(857,907)	(37.5)%
Operating loss	(5,321,202)	(12.4)%	(3,452,211)	(34.8)%	(1,868,991)	54.1%

Net Revenues

              Net revenues for the first quarter of 2015 increased 334% compared to the same period in 2014, primarily due to $15.8 million in the sales of barley, an increase of $13.6 million in the sales of scrap metals, $8.8 million in the sales of raw wood, and an increase of $2.2 million in the sales of billet, partially offset by a decrease of $1.3 million in the sales of chrome ore and a decrease of $5.9 million in the sales of manganese ore. By business section, during the quarter, our recycling business and trading business generated revenue of $15.0 million and $28.1 million, increased by $12.3 million or 469% and $20.8 million or 286% , respectively, compared to same period of last year. The significant increase in recycling sales was due to the increased production and operation of our recycling facility compared to comparable period of last year. The increase in trading business revenue was primary due to the new products, wood and barley, brought into this quarter , as discussed above. We are currently negotiating more wood and barley transactions but we are not sure if and when we can complete the transactions at this point.

Cost of Goods Sold

              Cost of goods sold includes the cost of the products we purchase from our vendors and shipping and handling costs on shipments from such vendors. Cost of goods sold for the first quarter of 2015 was $47.0 million, representing a gross profit margin of - 9.0%, compared to a gross profit margin of -11.7% in the same period in 2014. The gross profit margin of -9.0% in the first quarter of 2015 represents a compound margin for our trading and recycling businesses, which generated gross profit margins of -0.11% and -25.4% for the period, respectively. Our trading business and recycling business generated a gross profit margin of 3.5% and -53.9% for the same period of 2014, respectively. The significant increase in cost of goods sold in our recycling business was mainly due to the decline in scrap price and approximately $1.4 million of inventory write-off during the quarter. The decline on gross margin of recycling business in the first quarter was also due to our sales of higher margin products, non-ferrous scraps, was only delivered in the second quarter though contracts were entered into in the first quarter. For our scrap sales, from a same batch of scrap raw materials we purchased which contains different kinds of scraps, after sorted and separated, some processed scraps from the materials may be steel scraps with low value and may generate lower margins or negative margins when sold, while other processed scraps from the same batch of raw materials may be non-ferrous scraps with high added value, such as scrap copper and aluminium scrap, and may generate high gross margin when sold. When the scraps with low value are sold in the first quarter the sales present a low gross margin, while the non-ferrous scraps with high added value are sold and recorded in the second quarter our sales will have a high margin in the second quarter. As a result, the cutoff of quarterly report causes the fluctuation of gross margin in different quarter reports.

Total Operating Expenses

              Operating expenses for the first quarter of 2015 decreased to approximately $1.4 million compared to $2.3 million for the same period in 2014, resulted from a decrease of $0.55 million in general and administrative expenses,  a decrease of $0.14 million in professional fees, a decrease of $0.09 million in selling expenses, and a decrease of $0.08 million in operating cost of idle manufacturing facility.

              General and administrative expenses include salaries and office expenses. Our general and administrative costs decreased by $0.55 million, or 38%, for the first quarter of 2015 as compared to the same period in 2014 primarily due to a decrease of $0.7 million stock compensation to management and employees. These increases were partially offset by an increase of $0.2 million in general and administrative expenses of our China subsidiaries.

               Professional fees include legal, accounting, SEC filing consultant, investor relation and public relation consultant fees. Our professional fees decreased by $0.14 million, or 64% in the first quarter compared to same period of 2014 primarily due to a decrease of stock based consulting fee $0.07 million.

              Operating costs of idle facility decreased by approximately $0.08 million to $0.46 million for the first quarter of 2015 compared to same period of 2014, mainly due to increased production. The costs were mainly depreciation expenses of idle manufacturing facilities due to under utilization of the production facility in the periods.

               Selling expenses include commissions, salaries, and travel for our sales agents.  Selling expenses as a percentage of net revenues were 0.02% for the first quarter of 2015 as compared to 1.0% for the first quarter of 2014.  Selling expenses decreased by $0.09 million mainly due to decreases in advertising fee and transportation fee for the first quarter of 2015 as compared to the same period of 2014.

Total Other (Income) Expense

              Total other income of $4.18 million for the first quarter of 2015 compared to total other expense of $0.17 million in the comparable period in 2014.  The increase in total other income was primarily due to a one-time reduction of $4.6 million in an obligation to a creditor. We also reported a decrease of $0.39 million of interest expense and a decrease of $0.01 million in loan guarantee expense. These expense increases were partially offset by an increase of $0.49 million in non-cash derivative expenses, an investment loss of $0.16 million, and a decrease of $0.1 million in interest income.

Income Tax Expense

              Income tax benefit was $109,809 for the first quarter of 2015, compared to income tax expense of $0 for the first quarter of 2014.

Net Loss

              Net loss of $1.03 million for the first quarter of 2015 and the loss decreased by $2.59 million, compared to net loss of $3.62 million for the same period in 2014, primarily due to a decrease of $4.3 million in other expense and a decrease of $0.86 million in operating expense during the first quarter, partially offset by a decrease of $2.7 million in gross profit.

LIQUIDITY AND CAPITAL RESOURCES

              Liquidity is the ability of a company to generate adequate amounts of cash to meet its cash needs.

              At March 31, 2015 and December 31, 2014, we had cash and cash equivalents of approximately $ 0.18 million and $1.9 million, respectively.  At March 31, 2015, our working capital was $15.4 million as compared to $15.6 million at December 31, 2014.

              Our current assets at March 31, 2015 were $51.1 million, a decrease of 10% from December 31, 2014.  This overall decrease reflects decreases primarily in account receivable of $10.6 million, cash of $1.7 million, pledged deposits of $0.49 million, prepayments and other current assets of $0.19 million and marketable securities of $0.05 million. These decreases were partially offset by increases in advance on purchases of $5.63 million and inventories of $1.46 million.

              Pledged deposits at March 31, 2015 of $0.01 million represent deposits with financial institutions as collateral to letters of credit and bank acceptable notes payable we provide to suppliers for the purchase of inventories.  The amounts will be released to pay vendors upon acceptance of goods.

               Marketable securities at March 31, 2015 of $0.03 million represent the estimated value of our investment in Appollo Mineral calculated at market price by using Australia quoted market prices on Apollo Minerals stock.

                Our accounts receivable decreased by $10.6 million at March 31, 2015 from December 31, 2014 mainly due to the timing difference between the sales and collections of sales and our collections of scrap metals sales during the quarter.

                Inventories increased by $1.46 million at March 31, 2015 from December 31, 2014, primarily due to our slow sales of inventories and the increased scrap metal production during the first quarter.

               Advances on purchases increased by $5.6 million at March 31, 2015 from December 31, 2014, and consisted of prepayments to vendors for merchandise and deposits on pending purchases.  These advances on purchases are customary in our business and help us secure inventory below prevailing market prices, thereby providing us with a better opportunity to increase our gross profit margins.

               Our prepayments and other current assets decreased by $0.19 million at March 31, 2015 compared to December 31, 2014, primarily due to the decreases in prepayments and deposits for our metal ore trading business and deposits related to our scrap metal recycling operations.

               Our current liabilities decreased by $5.7 million at March 31, 2015 from December 31, 2014, which is mainly attributable to a decrease in loans payable of $4.3 million, a decrease in accrued expenses and other current liabilities of $1.0 million, a decrease in value added tax and other tax payable of $0.84 million, a decrease in current maturities of capital lease obligation of $0.72 million, and a decrease in due to related parties of $0.18 million. These decreases were partially offset by increases in accounts payable of $0.65 million, derivative warrant liability of $0.56 million, advances received from Chairman and CEO of $0.1 million, customer deposits of $0.01 million, and banker's acceptance notes payable and letters of credit of $0.01 million.

                Loans payable decreased by $4.3 million at March 31, 2015, compared to December 31, 2014, primarily due to a one-time debt write-off by one of our creditor and our repayment of short-term borrowing under our letter of credit facilities in the first quarter of 2015.   The short-term borrowing usually is used to finance the payment of our purchase and is paid when we collected the payment from our customer. We used collections of accounts receivable to repay these short-term borrowings.

                Accounts payable increased by $0.65 million at March 31, 2015 compared to December 31, 2014 mainly due to our material purchases during the first quarter.

               Banker's acceptance notes payable and letters of credit remained flat at $1.8 million at March 31, 2015 compared to December 31, 2014 reflecting the pretty same amount of short-term borrowings used in raw material acquisitions.

              Customer deposits remained flat at $1.5 million at March 31, 2015, compared to December 31, 2014.  We recognize customer deposits as revenue when the goods have been delivered and the risk of loss has transferred to the customer either at the port of origin or port of destination based on the shipping terms we agree to with our customer.

               Accrued expenses and other current liabilities decreased by $1.0 million at March 31, 2015 from December 31,2014. Accrued expenses consist of accrued expenses and other payables related to shipping fees. These expenses are due to timing differences of shipments and payments of our payables as compared to 2014.

               Value added tax and other taxes payable decreased by $0.84 million at March 31, 2015 from December 31, 2014 mainly due to the offset by our newly increased purchases in the first quarter of 2015.

               Deferred tax liability at March 31, 2015 increased by $0.56 million from December 31, 2014, primarily due to increases in taxable income for our China subsidiaries in the first quarter of 2015.

               Current maturities of capital lease obligation at March 31, 2015 decreased by  $0.72 million as compared to December 31, 2014, resulting from our repayment on maturity of the capital lease obligation.

               At March 31, 2015, we owed our Chairman and CEO, Mr. Kexuan Yao, $0.98 million for funds he advanced to us for working capital purposes. Those advances are unsecured, non-interest bearing and due on demand.

               We did not have any commitments for capital expenditures at March 31, 2015.

              As of March 31, 2015, we had invested a total of approximately $51.3 million for the acquisition of land use rights, construction and equipment purchases for the facilities we operate. We expect to expand the production capacity at the facilities in the future and to build or acquire additional facilities in the future, depending on market conditions.   We have not set a timeframe for this expansion.

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

We have bank facilities which provide for cash borrowings or the issuance of commercial letters of credit that we require in our metal ore trading business in the aggregate amount of $79.9 million. Approximately $70.8 million was available under these facilities at March 31, 2015. We have approximately $15 million of debt which become due within the next 12 months. We expect to satisfy these obligations through our operation.

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

Statements of Cash Flows

                Our cash decreased by $1.7 million during the first quarter of 2015 as compared to a decrease of $0.4 million during the comparable period in 2014. During the current quarter we were provided $36,159 of cash from investing activities, and we used cash of $1.35 million in operating activities and cash of $0.41 million in financing activities. In comparable period in 2014 we were provided $3.6 million of cash from investing activities, and we used cash of $0.3 million in operating activities and cash of $3.0 million in financing activities.

Net Cash Used in Operating Activities

                 In the first quarter of 2015, net cash used in operating activities of $1.35 million was mainly comprised outflows related to an increase in advance on purchases of $5.6 million, an increase in inventories of $1.4 million, a decrease in accrued expenses and other current liabilities of $1.04 million, and a decrease in taxes payable of $0.94 million. These outflows were partially offset by cash inflows associated with a decrease in accounts receivable of $10.8 million, an increase in accounts payable of $0.66 million, and a decrease in prepayments and other current assets of $0.22 million.

                 In the first quarter of 2014, net cash used in operating activities of $0.3 million was mainly comprised inflows related to a decrease in accounts receivable of $8.8 million, a decrease in inventory of $3.5 million, an increases in customer deposits of $0.5 million, a decrease in advance on purchases of $0.3 million, and an increase in accrued expenses and other current liabilities of $0.2 million. These inflows were partially offset by cash outflows associated with a decrease in accounts payable of $4.9 million, a decrease in taxes payable of $0.4 million, a decrease in banker's acceptance notes payable of $5.3 million and an increase in prepayments and other current assets of $1.0 million.

Cash Provided by Investing Activities

                  In the first quarter of 2015 cash provided by investing activities of $36,159 was due to cash received from sales of marketable securities of $36,159.

                   In the first quarter of 2014 cash provided by investing activities of $3.6 million was due to proceeds from release of pledged deposits of $5.4 million, partially offset by payment made towards pledged deposits of $1.8 million and purchase of property.

Cash Used in Financing Activities

                  In the first quarter of 2015 cash used in financing activities of $0.41 million consisted of repayment of loans payable of $0.22 million, repayment to related parties of $0.19 million, and repayment of capital lease obligation of $0.11 million, which was partially offset by advance from Chairman and CEO of $0.1 million.

                  In the first quarter of 2014 cash used in financing activities of $3.0 million consisted of repayment of loans payable of $9.1 million which was partially offset by proceeds from loans payable of $6.1 million and advance from Chairman and CEO of $0.08 million.

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

Contractual Obligations and Commitments

At March 31, 2015, our long-term debt and financial obligations and commitments by due dates were as follows:

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Banker's acceptance notes payable and letters of credit	$1,778,467	$1,778,467	$-	$-	$-
Short-Term Loans Payable	12,700,108	12,700,108	-	-	-
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations	210,675	135,019	75,656	-	-
Purchase Obligations	-	-	-	-	-
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP	-	-	-	-	-
Total	$14,689,250	$14,613,594	$75,656	$-	$-

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

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, based on management’s assessment of the effectiveness of our internal controls over financial reporting, management concluded that our internal controls over financial reporting were not effective as of December 31, 2014, due to insufficiently qualified accounting and other finance personnel with an appropriate level of U.S. GAAP knowledge and experience. Management believes that our lack of experience with U.S. GAAP constitutes a material weakness in our internal control over financial reporting. Until such time, if ever, that we remediate the material weakness in our internal control over financial reporting we expect that the material weaknesses in our disclosure controls and procedures will continue.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.          Legal Proceedings.

None.

Item 1A.       Risk Factors.

The most significant risk factors applicable to the Company are described in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes to those risk factors.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds.

On May 8, 2015, the Company received a notice from KBM Worldwide Inc. to request to convert $78,500 principle of the note and $3,110 of the accrued interest into 115,317 common shares, at the conversion rate of $0.7077/share, pursuant to the terms set forth in the convertible note agreement. The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933, as amended, in reliance on an exemption provided by Section 3(a)(9) of that act.

Item 3.          Defaults Upon Senior Securities.

None.

Item 4.          Mine Safety Disclosures.

Not applicable to our company’s operations.

Item 5.          Other Information.

None.

Item 6.             Exhibits.

No.	Description

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer*
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema *
101.CAL	XBRL Taxonomy Extension Calculation *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.LAB	XBRL Taxonomy Extension Label Linkbase *
101.PRE	XBRL Taxonomy Extension Presentation *

*	filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Armco Metals Holdings, Inc.
May 15, 2015	By: /s/ Kexuan Yao
Kexuan Yao, Chief Executive Officer

By: /s/ Fengtao Wen
Fengtao Wen, Chief Financial Officer