Form 10-Q
period 2015-06-30
Armco Metals Holdings, Inc.
filed 2015-08-14
CIK 1410711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

☐Yes ☒No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 8,179,701 shares of common stock are issued and outstanding as of August 14, 2015.

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

●	Our ability to comply with the United States Foreign Corrupt Practices Act which could subject us to penalties and other adverse consequences;
●	The provisions of our articles of incorporation and by-laws that may delay or prevent a takeover may sometimes work against the best interests of our stockholders; and
●	Our controlling stockholders may take actions that conflict with the interests of our stockholders.
●	The potential uncertainties of new products and business lines may affect our operating results as we may not be able to carry and operate them successfully and may stop carry/operate them any time.
●	Additional funding may involve the need for management to participate in the absence of alternative financing.
●	Possible further write-offs of inventory may occur which we had a large inventory write-off in the second quarter of 2015.

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

  PART 1 - FINANCIAL INFORMATION

Item 1.          Financial Statements.

ARMCO METALS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$915,918	$1,884,887
Pledged deposits	10,254	498,615
Marketable securities	3,471	73,943
Accounts receivable, net	18,877,616	43,202,886
Inventories, net	14,372,438	9,154,463
Advance on purchases	27,719,663	1,093,402
Prepayments and other current assets	941,017	1,164,603

Total Current Assets	62,840,377	57,072,799

Property, plant and equipment, net	31,392,928	32,563,929
Land use rights, net	6,083,827	6,108,283
Deferred tax assets	297,842	279,563

Total Assets	$100,614,974	$96,024,574

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Loans payable	$11,349,788	$17,011,843
Banker's acceptance notes payable and letters of credit	1,778,555	1,767,790
Current maturities of capital lease obligation	-	720,819
Accounts payable	2,970,014	5,497,866
Advances received from Chairman and CEO	169,117	877,076
Due to related parties	582,618	717,703
Customer deposits	26,000,106	1,467,281
Corporate income tax payable	817,202	815,073
Value added tax and other taxes payable	3,958,379	5,747,470
Deferred tax liabilities	727,305	2,965,196
Accrued expenses and other current liabilities	2,833,108	3,850,095

Total Current Liabilities	51,186,192	41,438,212

Total Liabilities	51,186,192	41,438,212

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized, 7,829,550 and 5,615,088 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	7,829	5,615
Additional paid-in capital	48,972,826	45,968,908
Retained earnings (deficit)	(4,154,828)	4,491,948
Accumulated other comprehensive income	4,602,955	4,119,891

Total Stockholders' Equity	49,428,782	54,586,362

Total Liabilities and Stockholders' Equity	$100,614,974	$96,024,574

See accompanying notes to the unaudited consolidated financial statements.

ARMCO METALS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Six Months	For the Three Months	For the Six Months	For the Three Months
	Ended	Ended	Ended	Ended
	June 30, 2015	June 30, 2015	June 30, 2014	June 30, 2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

NET REVENUES	$79,971,983	$36,901,969	$42,797,893	$32,879,242

COST OF GOODS SOLD	91,910,719	44,950,003	40,898,856	29,816,401

GROSS PROFIT	(11,938,736)	(8,048,034)	1,899,037	3,062,841

OPERATING EXPENSES:
Selling expenses	21,090	11,553	202,690	101,835
Professional fees	288,338	211,134	355,782	141,328
General and administrative expenses	1,467,914	579,702	1,975,580	537,454
Operating cost of idle manufacturing facility	825,333	369,786	1,007,214	472,242

Total operating expenses	2,602,675	1,172,175	3,541,266	1,252,859

INCOME (LOSS) FROM OPERATIONS	(14,541,411)	(9,220,209)	(1,642,229)	1,809,982

OTHER (INCOME) EXPENSE:
Interest income	(153)	(58)	(98,800)	(532)
Interest expense	972,895	690,022	2,641,772	1,968,830
Loss on sales of marketale securities	204,766	45,767
Change in fair value of derivative liabilities	(134,760)	(150,187)	108,975	586,884
Loan guarantee expense	-	-	13,002	-
Gain on forgiveness of short-term debt	(4,081,366)	(6,918)	-	-
Government grants	(475,928)	-	-	-
Other (income) expense	(114,752)	(29,366)	75,028	16,725

Total other (income) expense	(3,629,298)	549,260	2,739,977	2,571,907

LOSS BEFORE INCOME TAX PROVISION	(10,912,113)	(9,769,469)	(4,382,206)	(761,925)

INCOME TAX PROVISION	(2,265,337)	(2,155,528)	-	-

NET LOSS	(8,646,776)	(7,613,941)	(4,382,206)	(761,925)

OTHER COMPREHENSIVE INCOME (LOSS):
Change in unrealized income (loss) on marketable securities	180,859	32,557	32,468	10,530
Foreign currency translation gain (loss)	302,205	(40,678)	(372,778)	35,780

COMPREHENSIVE LOSS	$(8,163,712)	$(7,622,062)	$(4,722,516)	$(715,615)

NET LOSS PER COMMON SHARE - BASIC AND DILUTED:

Net loss per common share - basic and diluted	$(1.41)	$(1.18)	$(1.09)	$(0.15)

Weighted Average Common Shares Outstanding - basic and diluted	6,111,283	6,471,019	4,032,035	5,080,846

See accompanying notes to the unaudited consolidated financial statements.

ARMCO METALS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Six Months Ended June 30, 2015

(Unaudited)

	Common Stock, $0.001 Par Value				Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Change in Unrealized Gain (Loss) on Marketable Securities	Foreign Currency Translation Gain	Total Stockholders' Equity

Balance, December 31, 2014	5,615,088	$5,615	$45,968,908	$4,491,948	$(429,142)	$4,549,033	$54,586,362

Issuance common shares for employees	260,106	260	355,327				355,587

Issuance of common shares for third party services	74,167	74	77,726				77,800

Issuance of common shares in conversion of convertible notes	1,229,279	1,229	1,133,281				1,134,510

Issuance of common shares in conversion of advances from Chairman and CEO	650,910	651	975,715				976,366

Reclassification of derivative liabilities due to conversion of convertible notes			461,869				461,869

Net loss				(8,646,776)			(8,646,776)

Change in unrealized gain on marketable securities					180,859		180,859

Foreign currency translation gain (loss)						302,205	302,205

Balance June 30, 2015	7,829,550	$7,829	$48,972,826	$(4,154,828)	$(248,283)	$4,851,238	$49,428,782

See accompanying notes to the unaudited consolidated financial statements.

ARMCO METALS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For Six Months Ended June 30,
	2015	2014
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,646,776)	$(4,382,206)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	1,364,119	1,405,506
Amortization expense	26,890	61,322
Gain on disposal of property plant and equipment	-	(339)
Deferred income taxes	(2,266,366)	-
Gain on forgiveness of capital lease obligation	(125,371)	-
Gain on forgiveness of short-term debt	(4,081,366)	-
Change in fair value of derivative liabilities	(134,760)	108,975
Loss on sales of marketale securities	204,766	-
Amortization of debt discount	504,249	1,985,325
Stock based compensation	355,587	1,182,781
Shares issued for third party services	77,800	-
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Changes in operating assets and liabilities:
Accounts receivable	24,521,722	2,116,260
Inventories	(5,148,146)	7,077,767
Advance on purchases	(25,339,535)	(538,812)
Prepayments and other current assets	(981,334)	396,061
Banker's acceptance notes payable and letters of credit	-	(6,663,274)
Accounts payable	(2,553,235)	(7,266,050)
Customer deposits	24,457,430	1,237,852
Taxes payable	(1,819,149)	315,184
Accrued expenses and other current liabilities	(1,025,609)	29,042

NET CASH USED IN OPERATING ACTIVITIES	(609,084)	(2,934,606)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from release of pledged deposits	227	5,932,261
Payment made towards pledged deposits	-	(1,809,397)
Proceeds from disposal of property, plant and equipment	-	1,628
Cash received from sales of marketable securities	46,565	-

NET CASH PROVIDED BY INVESTING ACTIVITIES	46,792	4,124,492

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	163,255	11,535,286
Repayment of loans payable	(508,177)	(12,970,719)
Proceeds from capital lease obligation	-	162,600
Repayment of capital lease obligation	(107,712)	-
Advances from Chairman and CEO	158,537	144
Repayment to related parties	(134,498)	(32,534)

NET CASH USED IN FINANCING ACTIVITIES	(428,595)	(1,305,223)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	21,918	221,582

NET CHANGE IN CASH	(968,969)	106,245

Cash at beginning of the period	1,884,887	596,557

Cash at end of the period	$915,918	$702,802

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$28,904	$236,240
Income taxes paid	$-	$-

NON CASH FINANCING AND INVESTING ACTIVITIES:
Debt discount due to conversion feature	$596,629	$1,950,820
Change in fair value of marketable security	$180,859	$32,468
Reclassification from short-term debt to convertible debt	-	$5,554,468
Reclassification of derivative liability to equity	$461,869	$2,101,665
Common shares issued for conversion of debt and accrued interest	$1,134,510	$6,551,712
Capital lease obligation settled with pledge deposit	$488,934	$-
Common shares issued for conversion of advances from Chairman and CEO	$976,366	$-

See accompanying notes to the unaudited consolidated financial statements.

Armco Metals Holdings, Inc.

June 30, 2015 and 2014

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

Principles of Consolidation

The Company applies the guidance of Topic 810“Consolidation” of the FASB Accounting Standards Codification to determine whether and how to consolidate another entity. Pursuant to ASC Paragraph 810-10-15-10 all majority-owned subsidiaries—all entities in which a parent has a controlling financial interest—shall be consolidated except (1) when control does not rest with the parent, the majority owner; (2) if the parent is a broker-dealer within the scope of Topic 940 and control is likely to be temporary; (3) consolidation by an investment company within the scope of Topic 946 of a non-investment-company investee. Pursuant to ASC Paragraph 810-10-15-8 the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, of more than 50 percent of the outstanding voting shares of another entity is a condition pointing toward consolidation. The power to control may also exist with a lesser percentage of ownership, for example, by contract, lease, agreement with other stockholders, or by court decree. The Company consolidates all less-than-majority-owned subsidiaries, if any, in which the parent’s power to control exists.

The Company's consolidated subsidiaries and/or entities as of June 30, 2015 are as follows:

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

The consolidated financial statements include all accounts of the Company and the consolidated subsidiaries and/or entities as of reporting period ending dates and for the reporting periods then ended.

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

The Company’s loans payable, banker’s acceptance notes payable, and capital lease obligation approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2015 and December 31, 2014.

The Company’s Level 3 financial liabilities consist of convertible notes with embedded conversion feature for which there are no current market for these securities such that the determination of fair value requires significant judgment or estimation. The Company valued the derivative liabilities using a Black-Scholes model. These models incorporate transaction details such as Company stock price, contractual terms, maturity, risk free rates.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for a fair value as of June 30, 2015, and December 31, 2014:

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
June 30, 2015
Derivative liability	-	-	-	-
Available-for-sale securities	$3,471	-	-	$3,471
December 31, 2014
Derivative liability	-	-	-	-
Available-for-sale securities	$73,943	-	-	$73,943

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

	June 30, 2015	December 31, 2014	June 30, 2014

Balance sheets	6.1088	6.1460	6.1564

Statements of operations and comprehensive income (loss)	6.1254	6.1457	6.1419

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

For the periods presented, the computation of diluted loss per share equaled basic loss per share as the inclusion of any dilutive instruments would have had an anti-dilutive effect on the earnings per share calculation in the periods presented.

The following table shows the potentially outstanding dilutive common shares excluded from the diluted net income (loss) per common share calculation as they were anti-dilutive:

	Potentially Outstanding Dilutive
	Common Shares
	For the Six	For the Six
	Months Ended	Months Ended
	June 30, 2015	June 30, 2014
Conversion Feature Shares

Common shares issuable under the conversion feature of convertible notes payable	265,233	41,698

Sub-total: Conversion feature shares	265,233	41,698

Unvested common shares issued to employees

Unvested common shares issued to director, vested in July, October, December 2014 and January 2015	-	37,813

Sub-total: Unvested common shares issued to employees	-	37,813

Stock Option Shares

Options issued on October 5, 2010 to employees to purchase common shares with an exercise price of $50.00 per share expiring five (5) years from the date of issuance	4,000	4,000

Sub-total: Stock option shares:	4,000	4,000

Warrant Shares

153,847 and 7,692 Warrants issued on April 20, 2010 to investors to purchase common shares with an exercise price of $75.00 per shares expiring five (5) years from the date of issuance	-	161,539

Sub-total: Warrant shares	-	161,539

Total potentially outstanding dilutive common shares	269,233	245,050

Government Grants

Government grants include cash subsidies as well as other subsidies received from the PRC government by the subsidiaries of the Company. Such subsidies are generally provided as incentives from the local government to encourage the expansion of local business. Government grants are recognized when received and all the conditions specified in the grant have been met. Government grants recognized as other income were $475,928 and $0 for the six months ended June 30, 2015 and 2014, respectively.

Recently Issued Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. The amendments in the ASU are intended to simplify the presentation of debt issuance costs. These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory”. The amendments in ASU 2015-11 require an entity to measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. A reporting entity should apply the amendments prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The adoption of ASU 2015-11 is not expected to have a material impact on the Company’s consolidated financial statements.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation. The reclassification had no impact on net earnings and financial position.

Note 3 – Pledged Deposits

Pledged deposits consist of cash held in financial institutions for (a) outstanding letters of credit and (b) capital lease obligation.

Pledged deposits consisted of the following:

	June 30,	December 31,
	2015	2014

Deposit for letters of credit	$10,254	$10,492

Deposit for capital lease obligation	-	488,123

	$10,254	$498,615

Note 4 – Marketable Equity Securities, Available for Sale

As of June 30, 2015, the Company’s available for sale marketable securities were marked to market to its fair value of $3,471 and reported a $180,859 change in unrealized loss on marketable securities for the six months ended June 30, 2015 as other comprehensive income (loss) in its Stockholders’ Equity.

The Company sold 7,164,879 shares during the six months ended June 30, 2015 for $46,565, with a realized loss on sales of $204,766.

The table below provides a summary of the changes in the fair value of marketable securities, available for sale measured at fair value on a recurring basis using Level 1 of the fair value hierarchy to measure the fair value.

	Fair Value Measurement Using Level 1 Inputs
	Original cost	Impairment- other than Temporary	Accumulated Foreign Currency Transaction- Gain	Other Comprehensive Income (loss)- Change in Unrealized gain (loss)	Fair Value
Balance as of December 31, 2014	$2,686,102	(2,366,941)	183,924	(429,142)	73,943
Sales of the securities	(251,331)				(251,331)
Total gain (realized/unrealized) included in:
Other comprehensive income: Change in unrealized loss				180,859	180,859
Balance as of June 30, 2015	$2,434,771	$(2,366,941)	$183,924	$(248,283)	$3,471

Note 5 – Accounts Receivable

Accounts receivable consisted of the following:

	June 30,	December 31,
	2015	2014
Accounts receivable	$18,883,947	$43,257,621
Allowance for doubtful accounts	(6,331)	(54,735)
	$18,877,616	$43,202,886

Note 6 – Inventories

Inventories consisted of the following:

	June 30,	December 31,
	2015	2014
Raw materials - Scrap metal	$4,283,866	$2,602,983
Finished goods - processed scrap metal	22,158,696	7,684,154
Purchased merchandise for resale	415,859	697,217
Write-down of inventories	(12,485,983)	(1,829,891)
	$14,372,438	$9,154,463

Renewable Metals raw materials and finished goods are collateralized for loans from the Bank of Communications Limited Lianyungang Branch. Raw materials consisted of scrap metals to be processed and finished goods were comprised of all of the processed scrap metal at Renewable Metals. Due to the short duration time for the processing of its scrap metal, there was no material work-in-process inventory at June 30, 2015 or December 31, 2014.

Slow-Moving or Obsolescence Markdowns

The Company recorded no inventory obsolescence adjustments for the six months ended June 30, 2015 and 2014.

Lower of Cost or Market Adjustments

There were $10,616,101 and $(541,834) of lower of cost or market adjustments that were included in cost of goods sold for the six months ended June 30, 2015 and 2014, respectively.

Note 7 – Loans and Convertible Note Payable

Loans payable consisted of the following:

	June 30,	December 31,
	2015	2014
Bank loans – secured (i)	$2,500,786	$2,485,649
Third party loans (ii)	8,690,216	14,347,694
Convertible notes payable (iii)	158,786	178,500
	$11,349,788	$17,011,843

(i) Bank loans

The Company obtained those short term loans from Shanghai Pudong Development Bank and Guanhutun Credit Union, respectively. Interest rates for the loans ranged from 2.47% to 11.59% per annum. The maturity dates of the loans ranged from March 16, 2016 to April 9, 2016.

Corporate or personal guarantees were provided for the bank loans as follows:

$163,698 loans from Guanhutun Credit Union, collateralized by Henan Armco’s building and leasehold improvement;

$2,337,087 loans from Shanghai Pudong Development Bank, collateralized by Renewable Metals inventories and guaranteed by the Company’s Chairman and Chief Executive Officer

(ii) Third party loans

Among third party loans, $411,799 bears no interest and $8,269,583 bears interest rates ranging from 6.0% to 8.0% per annum. The maturity dates of the loans ranged from July 20, 2015 to December 31, 2015.

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

On March 6, 2015, Chaoyang Investing & Construction Company agreed to waive 50% of the loan (RMB 25,000,000, approximately $4,060,617) for the Company in order to attract future investment from the Company. The interest (RMB 3,141,048, approximately $511,097) of the loan for the year ended December 31, 2014 was not waived but won’t bear any further interest. The interest rate of the remaining loan (RMB 25,000,000, approximately $4,092,457) is 6.42%. As of the filing date, the Company has not made the scheduled repayment of RMB 12,500,000 (approximately $2,046,228) and is in the process of negotiating with the creditor to extend such payment to December 31, 2015 and for possible debt restructuring. Based on the loan agreement, the outstanding principal and interest of the loan should be paid off by December 31, 2015.

(iii)Convertible notes payable

On March 3, 2015, Magna Equities II LLC converted its outstanding balance of $100,000 principal of the convertible note and its accrued interest of $4,067 into 142,779 shares with the conversation rate of $0.72887/share.

On May 8, 2015, KBM Worldwide Inc. converted its outstanding balance of $78,500 of principal of the convertible note and its accrued interest of $3,110 into 115,317 shares with the conversion rate of $0.7077/share.

On April 24, 2015, Fremery Holding Ltd. (“Fremery”) and Shanghai Heqi Investment Center (“Heqi”) entered into an agreement to transfer $1.2 million of the loan Renewable Metals previously borrowed from Fremery where Armco Metals Holdings was a guarantor to Heqi with the interest rate of 6% per annum and the due date on or before July 20, 2015. On April 27, 2015, Armco Metals Holdings signed an agreement with Heqi to permit Heqi to convert its loan and outstanding interest into the Company’s common shares with conversion rate of 85% multiplied by the volume weighed average price for the common stock during the 10 trading days ending on the latest complete trading day prior to the conversion date with maximum conversion shares amount of 1,224,154 shares of common stock. On May 20, 2015, Heqi converted $334,600, including $330,000 principal and $4,600 interest into 302,805 shares of common shares with the conversion rate of $1.10500/share. On June 3, 2015, Heqi converted $282,030, including $280,000 principal and $2,030 interest into 313,019 shares with the conversion rate of $0.90100/shares. On June 26, 2015, Heqi converted $332,203, including $330,000 principal and $2,203 interest into 355,359 shares with the conversion rate of $0.93484/share.

As of June 30, 2015, the convertible note balance with Heqi was $167,620, including the principal balance of $260,000 and the debt discount of $92,380, with the interest rate of 6% per annum.

See Note 11 for derivative analysis on the convertible notes.

Note 8 – Banker’s Acceptance Notes Payable and Letters of Credit

Banker’s acceptance notes payable consisted of the following:

	June 30,	December 31,
	2015	2014
Renewable Metals
Letters of credit maturing on August 2, 2015	$1,778,555	$1,767,790
	$1,778,555	$1,767,790

Note 9 – Related Party Transactions

The related parties consist of the following:

Kexuan Yao (“Mr. Yao”)	The Company’s Chairman, Chief Executive Officer and principal stockholder
Keli Yao	Kexuan Yao’s brother
Yi Chu	Kexuan Yao’s wife

Advances from Chairman and CEO

From time to time, the Chairman, Mr. Yao advances funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand. On June 9, 2015, the Company entered into an agreement to acknowledge the advancement of $976,366 from Mr. Yao as an unsecured loan. On the same day, the Company approved converting the loan into common shares of 650,910 shares with the conversion price of $1.5/share.

As of June 30, 2015 and December 31, 2014, the advance balance from Mr. Yao was $167,117 and $877,076, respectively.

Operating Lease from Chairman and CEO

On January 1, 2006, Henan entered into a non-cancellable operating lease for its 176.37 square meters commercial office space in the City of Zhengzhou, Henan Province, PRC from Mr. Yao for RMB 10,000 per month. The lease expired on December 31, 2008 and has been extended through December 31, 2015. Rental expense incurred for the six months ended June 30, 2015 and June 30, 2014 was RMB 60,000 (approximately $9,822) and RMB 60,000 (approximately $9,746), respectively.

Due to Other Related Parties

Due to other related parties consists of the following:

	June 30,	December 31,
	2015	2014
Keli Yao	$-	$-
Yi Chu	582,618	717,703

Total	$582,618	$717,703

The balance of $582,618 due to related parties represents the loan owed to the related parties, which is interest free, unsecured and repayable on demand.

Note 10 – Capital Lease Obligation

Capital lease obligation consisted of the following:

	June 30,	December 31,
	2015	2014
Total capital lease obligation	$-	$720,819
Less current maturities	-	(720,819)
Total Capital lease obligation, net of current maturities	$-	$-

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

Note 11 – Derivative Instruments and the Fair Value of Financial Instruments

(i)	Warrants Issued in April 2010 (“2010 Warrants)

As of June 30, 2015, there were nil warrants outstanding. Thus as of June 30, 2015 there was no derivative liability associated with the warrants.

The table below summarizes the Company’s 2010 warrant activities through June 30, 2015:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value
Balance, December 31, 2014	161,539	75	75	-	-
Granted	-	-	-	-	-
Canceled for cashless exercise	-	-	-	-	-
Exercised (Cashless)	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	(161,539)
Balance, June 30, 2015	-	-	-	-	-
Earned and exercisable, June 30,2015	-	-	-	-	-
Unvested, June 30, 2015	-	$-	$-	$-	$-

(ii)	Convertible Note

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

On October 29, 2014, the Company issued a convertible note which is convertible after 180 days from the issuance date at 63% of the average of the lowest 3 trading prices of the Company’s common stock of any of the ten consecutive trading days and including the trading day immediately preceding conversion, in the amount of $78,500. On April 27, 2015, the note became convertible. On May 8, 2015, the Company received a conversion notice from its convertible notes holder, KBM Worldwide Inc., to convert $78,500 plus interest of $3,110 of the note into 115,317 shares of the Company’s common stock, at a conversion price of $0.7077/share.

On April 24, 2015, Fremery Holding Ltd. (“Fremery”) and Shanghai Heqi Investment Center (“Heqi”) entered into an agreement to transfer $1.2 million of the loan Renewable Metals previously borrowed from Fremery where Armco Metals Holdings was a guarantor to Heqi with the interest rate of 6% per annum and the due date on or before July 20, 2015. On April 27, 2015, Armco Metals Holdings signed an agreement with Heqi to permit Heqi to convert its loan and outstanding interest into the Company’s common shares with conversion rate of 85% multiplied by the volume weighed average price for the common stock during the 10 trading days ending on the latest complete trading day prior to the conversion date with maximum conversion shares amount of 1,224,154 shares of common stock. On May 20, 2015, Heqi converted $334,600, including $330,000 principal and $4,600 interest, into 302,805 shares of common shares with the conversion rate of $1.10500/share. On June 3, 2015, Heqi converted $282,030, including $280,000 principal and $2,030 interest, into 313,019 shares with the conversion rate of $0.90100/shares. On June 26, 2015, Heqi converted $332,203, including $330,000 principal and $2,203 interest, into 355,359 shares with the conversion rate of $0.93484/share.

As of June 30, 2015, the convertible note balance with Heqi was $167,620, including the principal balance of $260,000 and the debt discount of $92,380, with the interest rate of 6% per annum.

The Company analyzed the conversion option of the convertible debt. The Company considered derivative accounting under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion feature should be classified as a liability due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The embedded conversion feature was measured at fair value at the date of inception and at the end of each reporting period or termination of the instruments with the change in fair value recorded to earnings.

The fair value of the instruments was determined by using Black-Scholes option-pricing model based on the following assumptions: dividend yield of 0%, volatility of 110%-138% risk free rate of 0.01%-0.08%, and an expected term of 0.2-0.51 year.

The fair value of the instruments determined using Black-Scholes option –pricing model as of the dates the notes became convertible was $596,629, and was recorded as debt discount, of which $504,249 was amortized into interest expense for the six months ended June 30, 2015.

 The following table summarizes the change of fair value of the derivative debt liabilities.

Balance at December 31, 2014	$-
To record derivative liabilities as debt discount	596,629
Change in fair value of derivative liabilities	(134,760)
Settlement of derivative liability due to conversion of related notes	(461,869)
Balance at June 30, 2015	$-

Note 12 – Commitments and Contingencies

Litigation

The Company and its directors are a party to a lawsuit filed on March 29, 2013 by Albert Perron, derivatively on behalf of the Company, in the District Court for Clark County, Nevada (Case No. A-13-679151-C), which seeks a declaratory judgment, rescission, unspecified damages, equitable and injunctive relief, and attorney's fees. The Plaintiff's complaint alleges that the directors breached their fiduciary duties to the Company by exceeding their authority under the Company's Amended and Restated 2009 Stock Incentive Plan (the “Plan”), as further amended, by issuing shares to Mr. Kexuan Yao (“Mr. Yao”) under the February 2012 employment agreement (“Employment Agreement”) that exceeded the amount allowed under the Plan. William Thomson (“Mr. Thomson”), Mr. Yao, Jimping (K.P.) Chan (“Mr. Chan”), Tao Pang (“Mr. Pang”) and Weiping Shen (“Mr. Shen”) (The “Director Defendants”) have filed an answer to this lawsuit in which they have denied the claims being made. The Company and Director Defendants' position is that the shares at issue in this matter were granted to Mr. Yao in accordance with the Plan. Mr. Thomson and Mr. Yao moved for summary judgment (“Defendants' MSJ”) on the Plaintiff's meritless claims on July 18, 2014. Mr. Chan, Mr. Pang, and Mr. Shen joined Defendant' MSJ on August 20, 2014. Plaintiff filed his own Motion for Summary Judgment (“Plaintiff's MSJ) on August 18, 2014, and his response in opposition to Defendants' MSJ on August 22, 2014. A hearing on Defendants' MSJ and Plaintiff's MSJ was held on September 18 2014, wherein the Court denied Plaintiff's MSJ and granted Defendant's MSJ in part holding that the Employment Agreement with Mr. Yao did not violate the terms of the Plan. However, in denying Defendants' MSJ in part, the Court, Sua sponte, found that an issue of material fact remained as to whether the Company's board approved each issuance subsequent to 2012 in accordance with the vesting dates contained the Employment Agreement to ensure that Mr. Yao did not receive an excess of shares in any one (1) year period in violation of the Plan. On October 29, 2014, the Director Defendants filed a Motion for Reconsideration of Partial Denial of Motion for Summary Judgment. The Company joined the Motion for Reconsideration of Partial Denial of Motion for Summary Judgment on October 30, 2014. On or about November 5, 2014, Plaintiff filed Plaintiff's Motion for Reconsideration, essentially rearguing Plaintiff's MSJ. The Court held a hearing on both motions for reconsideration on December 19, 2014, and denied both motions. The case is currently scheduled for trial to begin on November 16, 2015. The Company and Director Defendants continue to believe that Plaintiff’s claims have no merit and will continue to defend this case vigorously.

Uncommitted Trade Credit Facilities

The Company entered into uncommitted trade credit facilities with certain financial institutions. Substantially all of the uncommitted trade credit facilities were guaranteed by Mr. Yao.

The uncommitted trade credit facilities at June 30, 2015 were as follows:

	Date of Expiration	Total Facilities	Facilities Used	Facilities Available
Armco HK
RZB Bank (i)	July 31, 2015	$7,000,000	$-	$7,000,000
DBS (Hong Kong) Limited (ii)	October 9, 2015	20,000,000	-	20,000,000

Sub-total - Armco HK		27,000,000	-	27,000,000

Henan Armco

ICBC (iii)	August 29, 2015	3,273,965	-	3,273,965

Guangdong Development Bank Zhengzhou Branch (iv)	May 15, 2015	15,715,034	-	15,715,034

Sub-total – Henan Armco		18,988,999	-	18,988,999

Renewable Metals

Bank of China Lianyungang Branch (v)	December 27, 2015	8,184,914	-	8,184,914

Bank of Communications Lianyungang Branch (vi)	August 2, 2015	11,786,276	1,778,467	10,007,809

Sub-total – Renewable Metals		19,971,190	1,778,467	18,192,723

		$65,960,189	$1,778,467	$64,181,722

(i)

On March 12, 2014, Armco HK entered into Amendment No. 5 to the March 25, 2009 uncommitted Trade Finance Facility with RZB Austria Finance (Hong Kong) Limited. The amendment indicates that the total facilities amount shall be decreased from $15,000,000 to $7,000,000, expiring July 31, 2015. The Company pays interest at 200 basis points per annum plus the lender’s cost of funds per annum on issued letters of credit in addition to fees upon issuance of the letter of credit of 6.25% for issuance commissions, negotiation commissions, commission-in-lieu and collection commissions. Amounts advanced under this facility are repaid from the proceeds of the sale of metal ore. As of June 30, 2015, Armco HK and RZB bank were in the process renewing the line of credit. The amount of the Amendment No.6 shall be decreased from $7,000,000 to $5,500,000, expiring November 30, 2016. The lender may, however, terminate the facility at any time or at its sole discretion upon the occurrence of any event which causes a material market disruption in respect of unusual movement in the level of funding costs to the lender or the unusual loss of liquidity in the funding market. The lender has the sole discretion to decide whether or not such event has occurred. The facility is secured by restricted cash deposits held by the lender, the personal guarantee of Mr. Yao, the Company’s guarantee, and a security interest in the contract for the purchase of the ore for which the letter of credit has been issued and the contract for the sale of the ore.

(ii)	On October 10, 2014, Armco HK extended the Banking Facilities Agreement with DBS Bank (Hong Kong) Limited (originally entered on December 21, 2011) of $20,000,000 for issuance of commercial letters of credit in connection with the Company’s purchase of metal ore. The Company pays interest at LIBOR or DBS Bank’s cost of funds plus 2.50% per annum on issued letters of credit in addition to an export bill collection commission equal to 12.5% of the first $50,000 and 6.25% of the balance and an opening commission of 25% on the first $50,000 and 6.25% of the balance for each issuance. Amounts advanced under this facility are repaid from the proceeds of the sale of metal ore. The lender may terminate the facility at anytime at its sole discretion. The facility is secured by the charge on cash deposit of the borrower, the borrower’s restricted pledged deposit in the minimum amount of 3% of the letter of credit amount, the Company’s letter of comfort and the guarantee of Mr. Yao.

(iii)

On September 10, 2013, Henan Armco obtained a RMB 20,000,000 (approximately $3.3 million) line of credit from ICBC, for issuance of letters of credit to finance the purchase of metal ore and scrap metal expiring one (1) year from the date of issuance. The facility is guaranteed by Renewable Metals and Mr. Yao.

(iv)

On May 16, 2014, Henan Armco obtained a RMB 96,000,000 (approximately $15.7 million) line of credit from Guangdong Development Bank Zhengzhou Branch for issuance of letters of credit to finance the purchase of metal ore. As of June 30, 2015, Henan Armco and the bank were in the process renewing the line of credit to expiring May 16, 2016. The Company pays interest at 120% of the applicable base rate for lending published by the People’s Bank of China (“PBC”) at the time the loan is made on issued letters of credit. The facility is secured by the guarantee provided by Mr. Yao and Renewable Metals jointly and the pledge of movable assets provided by the borrower. Amounts advanced under this line of credit are repaid from the proceeds of the sale of metal ore.

(v)

On March 15, 2013, Renewable Metals entered into a line of credit facility in the amount of RMB 50,000,000 (approximately $8.2 million) from Bank of China, Lianyungang Branch for the purchase of raw materials. The facility is expiring December 27, 2015 with interest at 7.872% per annum. The facility is secured by Renewable metals properties, machinery and equipment and land use rights, and guaranteed by Mr. Yao, Ms. Yi Chu, and Henan Armco, respectively.

(vi)

On July 5, 2011, Renewable Metals obtained a RMB 72,000,000 (approximately $11.8 million) line of credit from Bank of Communications, Lianyungang Branch expiring August 2, 2015. The letters of credit require Renewable Metals to pledge cash deposit equal to 20% of the letter of credit for letters of credit at sight, or 30% for other domestic letters of credit and for extended domestic letters of credit, the collateral of inventory equal to 166% of the letter of credit. The facility is secured by Renewable Metals inventories and guarantee provided by Mr. Yao.

Employment with the Chairman and CEO

On March 19, 2015, the Company entered into a new employment agreement (the “Employment Agreement”) with Mr. Yao for the period of January 1, 2015 to December 31, 2015. Pursuant to the Employment Agreement, Mr. Yao is entitled to, among other, the following compensation and benefits:

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

Operating Leases

(i)     Operating Lease - Office Space

On July 1, 2014, Armco Shanghai entered into a non-cancelable operating lease for office space that expires on July 31, 2016. The annual lease payment is RMB 674,933 (approximately $110,485).

On April 13, 2015, Armco Metals Holding entered into a lease agreement for the lease of its principal executive offices that expires in April 2018. The base monthly rental is $1,629.85 for the first year and will increase 4% each year. The Company is also responsible for its proportionate share of the building's monthly operating expenses which are presently estimated at $660.75 per month.

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

Shares Earned during the six months ending June 30, 2015

12,500 common shares earned for the quarter ended March 31, 2015 were valued at $1.14 per share, which was the market price on quarter end date, or $14,250, which was recorded as legal expenses.

Consulting Services Agreement – Shanghai Heqi Investment Center

On January 13, 2015, the Company entered into a Consulting Services Agreement (“Consulting Agreement”) with Heqi, a China based company. Pursuant to the Consulting Agreement, Heqi agreed to provide consulting services from February 1, 2015 to January 31, 2016 in exchange for 150,000 shares of common stock of the Company. These shares are earned ratably over the term of the agreement and the unearned shares are forfeitable in the event of nonperformance by Heqi.

Shares Earned during the six months ending June 30, 2015

24,167 and 37,500 common shares earned for the quarter ended March 31, 2015 and June 30, 2015 respectively were valued at $1.14 per share and $0.955 per share for each quarter, which was the market price as of quarter end date, or $27,550 and $36,000 respectively, which was recorded as consulting expenses.

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

Shares Awarded during 2015

During the six months ended June 30, 2015, the Company granted 230,106 shares of its common stock to its employees and directors for the first two quarters of their 2015 service of approximately $318,087, in lieu of cash, which were recorded as compensation expense for the six months ended June 30, 2015.

On March 19, 2015, the Company granted 60,000 shares of its common stock to Mr. Yao for part of his compensation for the period of January 1, 2015 to December 31, 2015, vesting in four equal quarterly installments. As of June 30, 2015, 30,000 shares were vested and record as compensation expense at amount of $37,500.

Summary of the Company’s Amended and Restated 2009 Stock Incentive Plan Activities

The table below summarizes the Company’s Amended and Restated 2009 Stock Incentive Plan activities:

	Number of	Fair Value at
	Shares or Options	Date of Grant

Balance, December 31, 2014	795,462	$4,118,012

Options – granted	-	-

Options – canceled	-	-

Shares – granted	290,106	393,087

Shares – canceled	(-)	(-)

Balance, June 30, 2015	1,085,568	$4,511,099

Vested, June 30, 2015	1,055,568	4,473,599

Unvested, June 30, 2015	30,000	$37,500

 The total number of the common shares authorized under the Amended and Restated 2009 Stock Incentive Plan was 1,120,000. As of June 30, 2015, there were 34,432 shares of common stock remaining available for issuance under the Amended and Restated 2009 Stock Incentive Plan.

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

The effective rate is 20.76% and 0% for the six months ended June 30, 2015 and June 30, 2014, respectively.

Note 15 – Concentrations and Credit Risk

Credit Risk Arising from Financial Instruments

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents.

As of June 30, 2015, substantially all of the Company’s cash and cash equivalents were held by major financial Institutions located in the PRC, none of which are insured. However, the Company has not experienced losses on these accounts in the history.

Customers and Credit Concentrations

Customer concentrations and credit concentrations are as follows:

	Net sales
	For the Six Months Ended
	June 30,	June 30,
	2015	2014
Cusomter A	42.3%	-%
Cusomter B	24.1%	15.5%
Cusomter C	14.5%	-%
Cusomter D	12.3%	54.0%
	93.2%	69.5%

	Net Accounts Receivable at
	June 30,	December 31,
	2015	2014
Cusomter A	49.3%	30.4%
Cusomter B	28.5%	24.1%
Cusomter C	14.1%	19.8%
	91.9%	74.3%

A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition.

Vendor Concentrations

Vendor purchase concentrations and accounts payable concentration as follows:

	Net Purchase
	For the Six Months Ended
	June 30,	June 30,
	2015	2014
Vendor A	59.5%	79.2%
Vendor B	35.1%	13.0%
	94.6%	92.2%

	Accounts Payable at
	June 30,	December 31,
	2015	2014
Vendor A	59.1%	49.2%
Vendor B	14.0%	29.6%
	73.1%	78.8%

Note 16 – Subsequent Events

In a meeting held on June 10, 2015, the Company approved to establish an OTO (Online to Offline) platform for steel scrap business with its business partners. The OTO platform will be operated through Shanghai Meng Yi Network Technology Co., Ltd. (“Meng Yi”), a newly established company, with registered capital of RMB 10 million (approximately $1.6 million). Meng Yi obtained its business license on July 9, 2015 and is in the process of obtaining ICP license. The Company’s subsidiary, Armco Shanghai, will be the largest shareholder with 34.3% equity interest by contributing RMB 1.45 million (approximately $0.23 million) and business know-how.

On July 21, 2015, the Company received a notice from Heqi to request to convert $170,937 principal of the note and $1,083 of the accrued interest into 252,971 common shares, at the conversion rate of $0.6800/share, pursuant to the terms set forth in the convertible note agreement. The remaining balance of $89,063 principal of the note was paid off by Mr. Yao subsequently.

On August 1, 2015, the Company’s board of directors approved to grant to 8,806 shares of common stock of the Company to its employees as part of salary compensation based on 20% discount of the lowest closing stock price of July 2015 and to be vest at the first day of August 2015.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our consolidated financial condition and results of operations for the three and six months ended June 30, 2015 and 2014 should be read in conjunction with the consolidated financial statements, including footnotes, and other information presented elsewhere in this report.

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

Growth in China economy held at 7 percent in the second quarter, while the steel demand has been constantly declining this year because of the slowing economy. Total steel output declined 1.3 percent to 409.97 million tonnes for the first half of 2015 compared with the same period a year ago, and crude steel output dropped 0.8 percent in June from a year earlier, government data showed, with demand hit by slowing economic growth and property slowdown in China. Chinese steel prices are at their lowest in more than 20 years as the slowing economy cuts into demand for a range of commodities including iron ore and steel, especially the scrap steel, one of our major products. Consequently, the price decline in scrap steel resulted in an approximately $10 million of inventory write-down in our recycling business and a net loss of $7.6 million for the second quarter.

We formally commenced the operation of our scrap metal recycling facility in the Banqiao Industrial Zone of Lianyungang Economic Development Zone in the Jiangsu province, China, in the late third quarter of 2010. The facility recycles automobiles, machinery, building materials, dismantled ships and various other scrap metals.  We sell and distribute the recycled scrap metal to the metal refinery industry in the PRC utilizing our existing network of metal ore customers while continuing to seek new customers. During the second quarter of 2015, our net revenue in the scrap metal recycling business decreased slightly by 2% to $25.7million from $26.1 million in the second quarter of 2014.  Our production increased to 57,958 metric tons (“MT”) from 33,458 MT in the second quarter of 2014.   For the second quarter of 2015, our scrap metal business sold approximately 42,498 MT of scrap metals, generating approximately $25.7 million of revenue and (- $8.1) million of gross profit; for the first half of 2015, our scrap metal business sold approximately 78,898 MT of scrap metals, generating approximately $40.9 million of revenue and (-$11.9) million of gross profit as result of a substantial inventory write-down.

In the trading business, the net revenue in the second quarter of 2015 increased by 40% to $11.2 million from $6.7 million in the second quarter of 2014 mainly due to the increase sales in raw wood of $9.2 million. The gross profit generated from trading business in the second quarter of 2015 is $2,896, representing a gross margin of $0.03%. For the first half of 2015, the net revenue in our trading business increased by 64% to $39.0 million from $14.0 million in the first half of 2014 primarily due to the increase sales in the new products raw wood of $18.0 million and barley of $15.9 million. The gross margins for the sales of raw wood are approximately 0.15% and 0.07% for the three months and six months ended on June 30, 2015, respectively. The gross margin for the sales of barley is approximately 0.11% for the first half of 2015 and no sales in barley in the second quarter. The gross profit in the trading business for the first half of 2015 was negative (-$28,709), representing a gross margin (-0.074%).

During the first half of 2015, in an effort to address the changing market conditions and unpredictable fluctuations in market prices, as well as to maintain our operation flexibility in our trading business, we continued to refine our business model and adjust our product line. We increased new products, such as wood and barley into our trading product line. We also expanded our business to exporting steel products to overseas market, such as Saudi Arabia, Vietnam and Turkey, while in the past we usually only dealt in importing metal ore and scraps into China. With recent tax elimination and reduction on export tariff by China government for some iron and steel products, we seek to grow our exporting business and expect to be benefited from the favorable export tariff change. To manage market risks, we are evaluating other potential methods such as further diversifying products and hedging tools.

We believe that our recycling business will become an increasingly strong driver in our company’s growth as natural resources continue to be depleted and PRC government continue to advocate sustainable and circular development with emphasis on environment protection, larger amounts of unprocessed scrap metal become available and increased in consumer demand in the long term. While we continue to work on improving our operation and developing our platform strategy, we are establishing an OTO (Online to Offline) platform for steel scrap business with business partners. This is a new strategic development for us to expand and enlarge the steel scrap business from traditional trading model to OTO platform with additional value-added services. The OTO platform will connect decentralized steel scrap suppliers from upstream with downstream steel mills via internet and provide the services for facilitating steel mill's purchase from and payment to suppliers. Currently and in the short term, it provides a match and complements our business; for the long term Creating the OTO platform is an important strategic development which could lead the business transition for the Company from solely selling steel scrap products in traditional methods to providing both services and products in the steel scrap business through the online platform. Once the platform grows to certain scale, we believe the greater sales revenue and profit for our steel scrap business could be expected. As of the filing date, we received business certificates for the new joint venture created for operating OTO platform and we are currently working on obtaining the license for operating internet services in China for the new joint venture.

Despite the ongoing slowdown of China economy, management believes our business will benefit from China recent development. Recently China’s top economic planning agency, the National Development and Reform Commission (NDRC), released a new action plan outlining key details of Beijing’s “One Belt, One Road” initiative. Initially billed as a network of regional infrastructure projects, this latest release indicates that the scope of the “Belt and Road” initiative has continued to expand and will now include promotion of enhanced policy coordination across the Asian continent, financial integration, trade liberalization, and people-to-people connectivity. In addition, China government is working on a development plan to boost the economic integration of Beijing and its surrounding provincial areas, namely Tianjin municipality and Hebei province. Better guidelines to promote the economic integration of the areas would help them complement each other with respective advantages, as well as propelling economic transformation and upgrading the Bohai Sea rim. These national economy development strategies will stimulate the investment and boost the demand for steel products, as well as our products.

RESULTS OF OPERATIONS

               The table below summarizes the consolidated operating results for the three and six months ended June 30, 2015 and 2014.  The percentages represent each line item as an approximate percentage of net revenues unless otherwise noted.

	For the Six Months Ended June 30,				For the Three Months Ended June 30,
	2015		2014		2015		2014
Net revenues	$79,971,983		$42,797,893		$36,901,969		$32,879,242
Cost of goods sold	91,910,719	114.9%	40,898,856	95.56%	44,950,003	121.8%	29,816,401	90.7%
Gross profit	(11,938,736)	-14.9%	1,899,037	4.4%	(8,048,034)	-21.8%	3,062,841	9.3%

Total operating expenses	2,602,675	3.3%	3,541,267	8.3%	1,172,174	3.2%	1,252,860	3.8%
Operating income (loss)	(14,541,411)	-18.2%	(1,642,230)	-3.8%	(9,220,208)	-25.0%	1,809,981	5.5%

Net Revenues

                Net revenues for the three and six months ended June 30, 2015, were $36.9 million and $80.0 million, respectively, representing an increase of $4.0 million and an increase of $37.2 million over the comparable periods in 2014.  The increase in net revenues for the second quarter is mainly due to a $9.2 million increase in sales of raw wood, partially offset by a $2.7 million decrease in sales of chrome ore, a $1.3 million decrease in sales of scrap metals and a $1.0 million decrease in sales of billet. The increase in net revenues for the six month period ended June 30, 2015 is primarily due to a $18.0 million increase in sales of raw wood, a $15.9 million increase in sales of barley, a $12.1 million increase in sales of scrap metals, and a $1.2 million increase in sales of billet, partially offset by a $7.4 million decrease in sales of chromium ore, and a $2.2 million decrease in sales of manganese ore.  The type of products we buy and sell are subject to change and are dependent upon availability and the demands of our customers. By business section, during the quarter, our recycling business and trading business generated revenue of $25.7 million and $11.2 million, decreased by $4.6 million or 15.12% and increased $8.6 million or 330%, respectively, compared to same period of last year. The increase in trading business revenue was primary due to the new product, raw wood, brought into our trading business line in the first quarter of 2015, as discussed above.

Cost of Goods Sold

                 Cost of goods sold for the three months ended June 30, 2015 was $45.0 million, representing an increase of $15.1 million and a gross profit margin of - 21.8%, compared to $29.8 million and a gross profit margin of 9.3%, in the same period in 2014.  Cost of goods sold for the six months ended June 30, 2015 was $91.9 million, representing an increase of $51.0 million, a gross profit margin of -14.9%, compared to $40.9 million and a gross profit margin of 4.4%, in the same period in 2014. The profit margin decrease was primarily due to an inventory write-down of $10.6 million in our recycling business compared to in the same period of last year as a result of adverse market change described above. The gross margin for our scrap metal recycling business decreased for the six month period to -29.1% compared to 4.7% for the same period of 2014 due to the reason described above. For our scrap sales, from a same batch of scrap raw materials we purchased which contains different kinds of scraps, after sorted and separated, some processed scraps from the materials may be steel scraps with low value and may generate lower margins or negative margins when sold, while other processed scraps from the same batch of raw materials may be non-ferrous scraps with high added value, such as scrap copper and aluminium scrap, and may generate high gross margin when sold. When the scraps with low value are sold in the first half of the year the sales present a low gross margin, while the non-ferrous scraps with high added value are sold and recorded in the second half our sales will have a high margin in the second half. In addition, the fluctuation of the scrap steel price also has substantial and direct impact on our gross margin which our inventory are valued based on the accounting policy of the lower of cost or market. As a result, the cutoff of quarterly report causes the fluctuation of gross margin in different quarter reports.

Total Operating Expenses

Operating expenses for the three and six months ended June 30, 2015 were $1.2 million and $2.6 million, representing a decrease of $0.08 million and a decrease of $0.94 million, compared to the three and six months ended June 30, 2014, respectively.

                  For the three months ended June 30, 2015, the operating expenses remained approximately flat compared to the same period of last year.

                   For the six months ended June 30, 2015, the decrease in operating expenses was primarily due to a decrease in general and administrative expenses of $0.5 million, a decrease in operating cost of idle manufacturing facility of $0.18 million resulting from increased production, a decrease in selling expenses of $0.18 million, and a decrease in professional fees of $0.07 million.

Total Other (Income) Expense

               Total other expense for the three months ended June 30, 2015 were $0.55 million and total other income for the six months ended June 30, 2015 were $3.63 million, respectively. During the three and six months ended June 30, 2014, we had other expense of $2.6 million and $2.7 million, respectively.

                  For the three months ended June 30, 2015, interest expenses decreased significantly to $0.69 million from $2.0 million compared to the comparative period in 2014 mainly due to the decrease in discounts associated with the conversion of convertible notes. During the second quarter, the change in fair value of derivative liability decreased $0.74 million compared to the same period of 2014.

                  For the six months ended June 30, 2015, total other income increased $6.37 million, compared to the same period in 2014, mainly due to a gain on forgiveness of short-term debt of $4.08 million, a decrease in interest expense of $1.67 million mainly as result of decrease in discount associated with conversion of convertible notes, a decrease in other expense of $0.67 million, and a decrease in change in fair value of derivative liability of $0.24 million, partially offset by an increase in investment loss of $$0.2 million and a decrease in interest income of $0.10 million .

Income Tax Expense

                  Income tax benefit for the three and six months ended June 30, 2015 were $2.16 million and $2.27 million, respectively. In the comparative periods in 2014, income tax expense was $0 for each period.

Net Loss

                  For the three and six months ended June 30, 2015, we had a net loss of $7.61 million and a net loss of $8.65 million, respectively, comparable to a net loss totaling $0.76 million and a net loss of $4.38 million, respectively for the comparable 2014 periods. The increase in net loss were due to the inventory write-down of $10.6 million described above resulting the decreased gross margin in our recycling business which our recycling business gross margin decreased to -31.33% and -29.10% from 9.76% and 4.7%, respectively, for three and six months comparable periods of 2014.

Comprehensive Income (Loss)

                 During the three and six months ended June 30, 2015, our comprehensive loss amounted to $8.05 million and $8.59 million, respectively, compared to comprehensive loss of $0.72 million and $4.72 million in the comparative periods in 2014. Comprehensive income (loss) consists of our net income and other comprehensive income, including change in unrealized loss of marketable securities and foreign currency translation gain (loss). The functional currency of four of our subsidiaries operating in the PRC is the Chinese Yuan or RMB. The financial statements of our subsidiaries are translated to U.S. dollars using the exchange rate prevailing as of the date of the balance sheet for assets and liabilities, and average exchange rates (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations.  As a result of these translations, we reported a foreign currency translation income of $0.30 million for the first six months of 2015, comparable to a loss of $0.37 million for the same period in 2014. The non-cash income had the effect of increasing our reported comprehensive income in period of first half of 2015 while the non-cash loss had the effect of decreasing our reported comprehensive income in same period of 2014. We had an unrealized loss of marketable securities of $0.25 million for the first six months of 2015, comparable to an unrealized income of marketable securities of $0.03 million for the same period in 2014.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash.

                  Our cash balance at June 30, 2015 totaled $0.92 million, a decrease of $0.97 million as compared to $1.88 million at December 31, 2014.  At June 30, 2015 our working capital was $11.65 million, as compared to $15.63 million at December 31, 2014. This decrease in working capital is mainly as result of the net loss during the first half of 2015.

                 Our current assets at June 30, 2015 were $62.84 million, an increase of $5.77 million, or 10%, from December 31, 2014. This overall increase reflects an increase of $26.63 million in advance on purchases and an increase of $5.22 million in inventories, partially offset by a decrease of $24.33 million in accounts receivable, a decrease of $0.97 million in cash, a decrease of $0.49 million in pledged deposits, a decrease of $0.22 million in prepayment and other current assets, and a decrease of $0.07 million in marketable securities.

               Advance on purchases increased $26.63 million at June 30, 2015 compared to December 31, 2014, and consisted of prepayments to vendors for merchandise and deposits on pending purchases.  These advances on purchases are customary in our business and help us secure inventory below prevailing market prices, thereby providing us with a better opportunity to increase our gross profit margins. Specifically the significant change at this quarter end was due to the advance increased for the new products described above in trading business this year.

                 Inventories increased $5.22 million at June 30, 2015 compared to December 31, 2014, primarily due to our purchases of raw material inventories and the increased scrap metal production during the first half of 2015.

                 Our accounts receivable decreased $24.33 million at June 30, 2015 from December 31, 2014 mainly due to the timing difference between the sales and collections of sales and our collections of scrap metals sales during the quarters.

Cash decreased $0.97 million at June 30, 2015 compared to December 31, 2014 reflecting the cash used in our operation and financing activities.

                Pledged deposits at June 30, 2015 of $0.01 million represent deposits with financial institutions as collateral to letters of credit and bank acceptable notes payable we provide to suppliers for the purchase of inventories. The amounts will be released to pay vendors upon acceptance of goods.

                Our prepayments and other current assets decreased $0.22 million at June 30, 2015 compared to December 31, 2014 primarily due to the decreases in deposits related to our scrap metal recycling operations and prepayments and deposits for our trading business.

                Marketable securities decreased $0.07 million at June 30, 2015 compared to December 31, 2014 due to the temporary decrease in the market value of our securities.

                At June 30, 2015, our total current liabilities increased $9.75 million, or 24%, from December 31, 2014, which reflected  mainly an increase in customer deposits of $24.53 million and an increase in banker's acceptance notes payable and letter of credit of $0.01 million, partially offset by a decrease in loan payable of $5.66 million, a decrease in accounts payable of $2.53 million, a decrease in deferred tax liabilities of $2.24 million, a decrease in value added tax and other taxes payable of $1.79 million, a decrease in accrued expenses and other current liabilities of $1.02 million, a decrease in current maturities of capital lease obligation of $0.72 million, a decrease in advances received from Chairman and CEO of $0.71 million, and a decrease in due to related party of $0.14 million, .

                Customer deposits increased $24.53 million at June 30, 2015, compared to December 31, 2014.  This increase is due to timing of customer orders and amounts that we require for deposits and the orders we delivered against the customer deposits.  We recognize customer deposits as revenue when the goods have been delivered and the risk of loss has transferred to the customer either at the port of origin or port of destination based on the shipping terms we agree to with our customer. Specifically the significant change at this quarter end was due to the customer deposit increase in the new products described above in trading business this year and most of the orders associated with the customer deposits were delivered at early of July.

                Banker's acceptance notes payable and letters of credit increased $0.01 million at June 30, 2015 compared to December 31, 2014 primarily due to an increase in short-term borrowings used in raw material acquisitions.

               Loans payable decreased $5.66 million at June 30, 2015, compared to December 31, 2014, primarily due to a one-time forgiveness of short-term debt and our repayment of short-term borrowing under our letter of credit facilities in the first two quarters of 2015. The short-term borrowing usually is used to finance the payment of our purchase and is paid when we collected the payment from our customer. We used collections of accounts receivable to repay these short-term borrowings.

                Accounts payable decreased $2.53 million at June 30, 2015 compared to December 31, 2014 mainly due to our payment made to previous purchases during the first half of 2015.

               Deferred tax liability at June, 2015 decreased by $2.24 million from December 31, 2014, primarily due to decreases in taxable income for our China subsidiaries in the first half of 2015.

               Value added tax and other taxes payable decreased $1.79 million at June 30, 2015 from December 31, 2014 mainly due to the taxes and payable being paid and offset in the first half of 2015.

                Accrued expenses and other current liabilities decreased $1.02 million at June 30, 2015 from December 31, 2014 mainly due to the payment made to the liabilities in the first half of 2015.

                Current maturities of capital lease obligation decreased $0.72 million at June 30, 2015 compared to December 31, 2014 reflecting the payment made to the capital lease obligation during the first half of 2015.

               At June 30, 2015, we owed our Chairman and CEO, Mr. Kexuan Yao, $0.17 million for funds he advanced to us for working capital purposes, a net decrease of $0.7 million from December 31, 2014 as result of a conversion of some advance to our common stock during the second quarter.

The company intend to invest approximately $161,000 in the OTO platform described above in the next 12 months at June 30, 2015 and the investment plan is subject to change based on management's ongoing review on the progress of the project over time.

              As of June 30, 2015, we had invested a total of approximately $51.3 million for the acquisition of land use rights, construction and equipment purchases for the facilities we operate. We expect to expand the production capacity at the facilities in the future and to build or acquire additional facilities in the future, depending on market conditions.   We have not set a timeframe for this expansion.

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

We have bank facilities which provide for cash borrowings or the issuance of commercial letters of credit that we require in our metal ore trading business in the aggregate amount of $66 million. Approximately $64.2 million was available under these facilities at June 30, 2015. We have approximately $12 million of debt which become due within the next 12 months. We expect to satisfy these obligations through our operation. In addition, we are currently under negotiation with several parties for a debt restructuring amounted to approximately $4 million to improve our financial and cash flow position.

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

Statement of Cash Flows

                  For the first six months of 2015, our net decrease in cash totaled $0.97 million, and was comprised of $0.61 million used in operating activities and $0.43 million used in financing activities, offset by $0.05 million provided by investing activities.

                  For the first six months of 2014, our net increase in cash totaled $0.11 million, and was comprised of $2.93 million used in operating activities and $1.31 million used in financing activities, offset by $4.12 million provided by investing activities.

Cash flows used in Operating Activities

For the first six months of 2015 cash used in operations of $0.61 million was mainly comprised of an increase in advance on purchases of $25.34 million, an increase in inventory of $5.15 million, an increase in prepayments and other current assets of $0.98 million, a decrease in accounts payable of $2.55 million, a decrease in taxes payable of $1.82 million, and a decrease in accrued expenses and other current liabilities of $1.03 million. These cash outflows were partially offset by a decrease in accounts receivable of $24.52 million and an increase in customer deposits of $24.46 million. .

                 For the first six months of 2014 cash used in operations of $2.93 million was mainly comprised of an decrease in inventory of $7.08 million, a decrease in accounts receivable of $2.11 million, an increase in customer deposits of $1.24 million, a decrease in prepayments and other current assets of $0.40 million, and an increase in taxes payable of $0.315 million. These cash inflows were partially offset by a decrease in accounts payable of $7.27 million, a decrease in Banker's acceptance notes payable and letters of credit of $6.66 million and an increase in advance on purchase of $0.539 million.

Cash flows from Investing Activities

                  For the six months ended June 30, 2015 cash provided by investing activities of $0.05 million was due to proceeds received from the sales of marketable securities.

                  For the six months ended June 30, 2014 cash provided by investing activities of $4.12 million was due to proceeds received from the release of pledge deposits of $5.93 million, partially offset by payment made toward pledged deposits of $1.81 million.

Cash used in Financing Activities

                 For the six months ended June 30, 2015 cash used in financing activities of $0.43 million was mainly due to repayment of loans payable of $0.51 million, payment to advance from related party of $0.13 million, payment to capital lease obligation of $0.11 million, partially offset by the proceeds from loans payable of $0.16 million and advances from Chairman and CEO of $0.16 million.

                 For the six months ended June 30, 2014 cash used in financing activities of $1.31 million was mainly due to repayment of loans payable of $12.97 million, and payment to advance from related party of $0.03 million, partially offset by the proceeds from loans payable of $11.53 million and proceeds from capital lease obligation of $0.162 million.

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

Contractual Obligations and Commitments

At June 30, 2015, our long-term debt and financial obligations and commitments by due dates were as follows:

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Banker's acceptance notes payable and letters of credit	$1,778,555	$1,778,555	$-	$-	$-
Short-Term Loans Payable	11,349,788	11,349,788	-	-	-
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations	186,956	139,670	47,286	-	-
Purchase Obligations	-	-	-	-	-
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP	-	-	-	-	-
Total	$13,315,299	$13,268,013	$47,286	$-	$-

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

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds.

                   On July 21, 2015, the Company received a notice from Shanghai Heqi Investment Center (“Heqi”) to convert total $170,937 principle of the note and $1,083 of the accrued interest into 252,971 common shares, at the conversion rate of $0.6800/share, pursuant to the terms set forth in the convertible note agreement. On July 21, 2015, Mr. Kexuan Yao, the Company's Chairman and CEO, undertook to pay off the remaining balance of $89,063 principle of the note and the Company recorded an advance from Mr. Yao for the same amount and the remaining principal balance under the note is zero now. The recipient was an accredited investor and the issuances were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on exemptions under Section 3(a)(9) of that act.

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

Armco Metals Holdings, Inc.
August 14, 2015	By: /s/ Kexuan Yao
Kexuan Yao, Chief Executive Officer

By: /s/ Fengtao Wen
Fengtao Wen, Chief Financial Officer