Form 10-Q
period 2015-09-30
Armco Metals Holdings, Inc.
filed 2015-11-16
CIK 1410711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

☐Yes ☒No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 8,143,827 shares of common stock are issued and outstanding as of November 16, 2015.

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

●	Our ability to comply with the United States Foreign Corrupt Practices Act which could subject us to penalties and other adverse consequences;
●	The provisions of our articles of incorporation and by-laws that may delay or prevent a takeover may sometimes work against the best interests of our stockholders; and
●	Our controlling stockholders may take actions that conflict with the interests of our stockholders.
●	As the possible conversion of the loan with Wisdom & Wealth Investment & Management Co., Ltd. is approved by our shareholder meeting, that the other conditions precedent will be satisfied, that the related Loan will become convertible or that Wisdom & Wealth will seek to convert the Loan into shares of our common stock. In that event, we would be required to restructure the Loan prior to its maturity date or the Loan would be in default.
●	As set forth in our Proxy Statement filed on September 23, 2015, the issuance of shares of our common stock upon conversion(s) of the Wisdom & Wealth Loan will be dilutive to our existing stockholders. In all likelihood, the market price of our common stock will decline as the number of our outstanding shares is increased upon conversion(s) of the Loan, particularly if the certificates are issued free of restrictive legend and those shares are resold into the market by Wisdom & Wealth.

You should read thoroughly this report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements including those made in Part I, Item 1A. Risk Factors appearing in our Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2014 and our other filings with the Securities and Exchange Commission. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Unless otherwise set forth to the contrary, when used in this report the terms the “Company,” "we," "us," "ours," and similar terms refers to Armco Metals Holdings, Inc., a Nevada corporation, and our subsidiaries, the term “MT” refers to metric tons, and the term “Recycling Facility” refers to our metal recycling facility located in the Banqiao Industrial Zone, part of Lianyungang Economic Development Zone in the Jiangsu province of China. In addition, “2014” refers to the year ended December 31, 2014 and “2015” refers to the year ending December 31, 2015.

The information which appears on our web site at www.armcometals.com is not part of this report.

All share and per share information in this report gives effect to the 1:10 reverse stock split of our common stock on January 9, 2015.

ARMCO METALS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30	December 31
	2015	2014
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$1,656,096	$1,884,887
Pledged deposits	9,846	498,615
Marketable securities	6,226	73,943
Accounts receivable, net	19,333,656	43,202,886
Inventories	16,023,705	9,154,463
Advance on purchases	5,682,270	1,093,402
Prepayments and other current assets	871,011	1,164,603

Total Current Assets	43,582,810	57,072,799

Property, plant and equipment, net	29,501,508	32,563,929
Land use rights, net	5,810,454	6,108,283
Deferred tax assets	587,264	279,563

Total Assets	$79,482,036	$96,024,574

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Loans payable	$10,677,110	$17,011,843
Banker's acceptance notes payable and letters of credit	1,707,287	1,767,790
Current maturities of capital lease obligation	-	720,819
Accounts payable	9,332,766	5,497,866
Advances received from Chairman and CEO	341,257	877,076
Due to related party	560,956	717,703
Customer deposits	1,417,492	1,467,281
Corporate income tax payable	815,073	815,073
Value added tax and other taxes payable	2,696,049	5,747,470
Deferred tax liabilities	1,165,504	2,965,196
Accrued expenses and other current liabilities	2,662,810	3,850,095

Total Current Liabilities	31,376,304	41,438,212

Total Liabilities	31,376,304	41,438,212

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized, 8,143,827 and 5,615,088 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	8,144	5,615
Additional paid-in capital	49,178,622	45,968,908
Retained earnings (deficit)	(3,713,432)	4,491,948
Accumulated other comprehensive income:	2,632,398	4,119,891

Total Stockholders' Equity	48,105,732	54,586,362

Total Liabilities and Stockholders' Equity	$79,482,036	$96,024,574

See accompanying notes to the unaudited consolidated financial statements.

ARMCO METALS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Nine Months	For the Three Months	For the Nine Months	For the Three Months
	Ended	Ended	Ended	Ended
	September 30, 2015	September 30, 2015	September 30, 2014	September 30, 2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

NET REVENUES	$128,443,424	$48,471,441	$74,996,063	$32,198,170

COST OF GOODS SOLD	138,716,410	46,805,691	64,698,705	23,799,849

GROSSPROFIT	(10,272,986)	1,665,750	10,297,358	8,398,321

OPERATING EXPENSES:
Selling expenses	40,507	19,417	186,867	53,934
Professional fees	452,290	163,952	543,229	117,690
General and administrative expenses	1,895,730	427,816	2,577,582	602,002
Operating cost of idle manufacturing facility	1,340,707	515,374	1,381,049	373,835

Total operating expenses	3,729,234	1,126,559	4,688,727	1,147,461

INCOME (LOSS) FROM OPERATIONS	(14,002,220)	539,191	5,608,631	7,250,860

OTHER EXPENSE:
Interest income	(324,326)	(324,173)	(99,118)	(318)
Interest expense	1,254,751	281,856	3,274,244	632,472
Loss on sales of marketable securities	204,766	-	43,434	43,434
Change in fair value of derivative liabilities	(134,760)	-	107,378	(1,597)
Loan guarantee expense	-	-	13,002	-
Gain on forgiveness of short-term debt	(4,049,566)	31,800	-	-
Government grant	(475,928)	-	-	-
Other (income) expense	(194,397)	(79,645)	61,339	(13,689))

Total other expense (income)	(3,719,460)	(90,162)	3,400,279	660,302

INCOME (LOSS) BEFORE INCOME TAX PROVISION	(10,282,760)	629,353	2,208,352	6,590,558

INCOME TAX PROVISION (BENEFIT)	(2,077,380)	187,957	1,789,904	1,789,904

NET INCOME (LOSS)	(8,205,380)	441,396	418,448	4,800,654

OTHER COMPREHENSIVE INCOME (LOSS):
Change in unrealized income (loss) on marketable securities	(183,628)	(364,487)	70,633	38,165
Foreign currency translation loss	(1,671,121)	(1,973,326)	(375,956)	(3,178)

COMPREHENSIVE INCOME (LOSS)	$(10,060,129)	$(1,890,417)	$113,125	$4,835,641

NET INCOME (LOSS) PER COMMON SHARE - BASIC AND DILUTED:

Net income (loss) per common share – basic and diluted	$(1.21)	$0.05	$0.09	$0.87

Weighted Average Common Shares Outstanding - basic	6,758,059	8,030,521	4,517,536	5,495,532
Weighted Average Common Shares Outstanding - diluted	6,758,059	8,030,521	4,530,348	5,531,263

See accompanying notes to the unaudited consolidated financial statements.

ARMCO METALS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Nine Months Ended September 30, 2014

(Unaudited)

	Common Stock, $0.001 Par Value				Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings (Deficit)	Change in Unrealized Gain (Loss) on Marketable Securities	Foreign Currency Translation Loss	Total Stockholders' Equity

Balance, December 31, 2014	5,615,088	$5,615	$45,968,908	$4,491,948	$(429,142)	$4,549,033	$54,586,362
Issuance of common shares for employees	283,912	284	380,394				380,678
Issuance of common shares for third party services	111,667	112	86,688				86,800
Issuance of common stock in conversion of convertible notes	1,482,250	1,482	1,305,048				1,306,530
Issuance of common stock in conversion of loan to Chairman	650,910	651	975,715				976,366
Reclassification of derivative liabilities due to conversion of convertible notes			461,869				461,869
Net Loss				(8,205,380)			(8,205,380)
Change in unrealized gain on marketable securities					183,628		183,628
Foreign currency translation adjustment						(1,671,121)	(1,671,121)
Balance, September 30, 2015	8,143,827	$8,144	$49,178,622	$(3,713,432)	$(245,514)	$2,877,912	$48,105,732

See accompanying notes to the unaudited consolidated financial statements.

ARMCO METALS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For Nine Months Ended September 30,
	2015	2014
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(8,205,380)	$418,448
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation expense	2,026,860	2,099,052
Amortization expense	39,458	92,082
Gain on disposal of property plant and equipment	-	-
Deferred income taxes	(2,077,605)	-
Gain on forgiveness of capital lease obligation	(125,371)	-
Gain on forgiveness of short-term debt	(4,049,566)	-
Change in fair value of derivative liabilities	(134,760)	107,378
Loss on sales of marketable securities	204,766	43,434
Amortization of debt discount	611,339	1,991,581
Stock based compensation	380,678	1,033,908
Shares issued for third party services	86,800	268,002
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Changes in operating assets and liabilities:
Accounts receivable	23,080,817	(28,274,868)
Inventories	(7,405,965)	6,355,762
Advance on purchases	365,861	(490,624)
Prepayments and other current assets	(4,733,772)	340,861
Banker's acceptance notes payable and letters of credit	-	(6,656,663)
Accounts payable	4,129,800	16,122,951
Customer deposits	441	821,096
Taxes payable	(2,930,373)	3,490,127
Accrued expenses and other current liabilities	(1,071,065)	596,902

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	192,963	(1,640,571)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from release of pledged deposits	227	5,942,529
Payment made towards pledged deposits	-	(1,815,807)
Proceeds from sales of marketable securities	46,579	113,808

NET CASH PROVIDED BY INVESTING ACTIVITIES	46,806	4,240,530

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	163,255	11,099,278
Repayment of loans payable	(523,823)	(14,486,944)
Proceeds from capital lease obligation	-	162,600
Repayment of capital lease obligation	(107,712)	(341,574)
Advances from Chairman and CEO	241,756	172,613
Advances from (repayment to) related parties	(133,244)	11,535
Proceeds from convertible notes	-	600,000

NET CASH USED IN FINANCING ACTIVITIES	(359,768)	(2,782,492)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(108,792)	130,717

NET CHANGE IN CASH	(228,791)	(51,816)

Cash at beginning of the period	1,884,887	596,557

Cash at end of the period	$1,656,096	$544,741

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$162,433	$715,937
Income taxes paid	$-	$-

NON CASH FINANCING AND INVESTING ACTIVITIES:
Debt discount due to derivative liabilities	$596,629	$1,950,820
Change in fair value of marketable security	$183,628	$-
Reclassification from short-term debt to convertible debt	$-	$5,554,468
Reclassification of derivative liability to equity	$461,869	$2,113,939
Common shares issued for conversion of debt and accrued interest	$1,306,530	$6,610,635
Capital lease obligation settled with pledge deposit	$488,934	$-
Common shares issued for the settlement of loan with Chairman	$976,366	$-

See accompanying notes to the unaudited consolidated financial statements.

Armco Metals Holdings, Inc

September 30, 2015 and 2014

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

Note 2 - Significant and Critical Accounting Policies and Practices

Basis of Presentation - Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2014 and notes thereto contained in the Company’s Annual Report on Form 10-K, as amended, filed with the SEC on March 30, 2015.

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

The Company's consolidated subsidiaries and/or entities as of September 30, 2015 are as follows:

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

The Company’s loans payable, banker’s acceptance notes payable, and capital lease obligation approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at September 30, 2015 and December 31, 2014.

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

Level 3 Financial Liabilities – Derivative Liabilities

The Company uses Level 3 of the fair value hierarchy to measure the fair value of the derivative liabilities and revalues its derivative liability at every reporting period and recognizes gains or losses in the consolidated statements of operations and comprehensive income (loss) that are attributable to the change in the fair value of the derivative liabilities.

The following table sets forth by level within the fair value hierarchy the Company's financial assets and liabilities that were accounted for at fair value as of September 30, 2015 and December 31, 2014:

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
September 30, 2015
Available-for-sale securities	$6,226	-	-	$6,226
December 31, 2014
Available-for-sale securities	$73,943	-	-	$73,943

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

	September 30, 2015	December 31, 2014	September 30, 2014

Balance sheets	6.3638	6.1460	6.1547

Statements of operations and comprehensive income (loss)	6.1735	6.1457	6.1480

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

Government Grants

Government grants include cash subsidies as well as other subsidies received from the PRC government by the subsidiaries of the Company. Such subsidies are generally provided as incentives from the local government to encourage the expansion of local business. Government grants are recognized when received and all the conditions specified in the grant have been met. Government grants recognized as other income were $475,928 and $0 for the nine months ended September 30, 2015 and 2014, respectively.

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

In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”. The amendments in the ASU defer the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In August 2015, the FASB issued ASU No. 2015-15, “Interest-Imputation of Interest (Subtopic 835-30) - Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit”.  This Update states that the SEC staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing those costs ratably over the term of the arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The adoption of ASU 2015-11 is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments”. The amendments in ASU 2015-16 require that an acquirer recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the accounting had been completed at the acquisition date. The amendments also require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the estimated amounts had been recognized as of the acquisition date. The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation. The reclassification had no impact on net earnings and financial position

Note 3 – Pledged Deposits

Pledged deposits consist of cash held in financial institutions for (a) outstanding letters of credit and (b) capital lease obligation.

Pledged deposits consisted of the following:

	September 30,	December 31,
	2015	2014

Deposit for letters of credit	$9,846	$10,492

Deposit for capital lease obligation	-	488,123

	$9,846	$498,615

Note 4 – Marketable Equity Securities, Available for Sale

As of September 30, 2015, the Company’s available for sale marketable securities were marked to market to its fair value of $6,226.

The Company sold 7,164,879 shares during the nine months ended September 30, 2015 for $46,579, with a realized loss on sales of $204,766.

The table below provides a summary of the changes in the fair value of marketable securities, available for sale measured at fair value on a recurring basis using Level 1 of the fair value hierarchy to measure the fair value.

			Other
			Comprehensive
			Income
			(Loss) -
	Original	Impairment	Change in
		Other Than	Unrealized
	Cost	Temporary	Gain (Loss)	Fair Value

Balance as of December 31, 2014	$2,686,102	$(2,366,941)	$(245,218)	$73,943

Sale of marketable securities	(2,121,934)	1,870,589		(251,345)

Total gains (realized/unrealized) included in:

Other comprehensive income (loss): Changes in unrealized gain (loss)			183,628	183,628

Balance as of September 30, 2015	$564,168	$(496,352)	$(61,590)	$6,226

Note 5 – Accounts Receivable

Accounts receivable consisted of the following:

	September 30,	December 31,
	2015	2014

Accounts receivable	$19,339,734	$43,257,621

Allowance for doubtful accounts	(6,078)	(54,735)

	$19,333,656	$43,202,886

Note 6 – Inventories

Inventories consisted of the following:

	September 30,	December 31,
	2015	2014
Raw materials - Scrap metal	$8,889,703	$2,602,983
Finished goods - processed scrap metal	8,857,167	7,684,154
Purchased merchandise for resale	377,865	697,217
Write-down of inventories	(2,101,030)	(1,829,891)
	$16,023,705	$9,154,463

Renewable Metals raw materials and finished goods are collateralized for loans from the Bank of Communications Limited Lianyungang Branch. Raw materials consisted of scrap metals to be processed and finished goods were comprised of all of the processed scrap metal at Renewable Metals. Due to the short duration time for the processing of its scrap metal, there was no material work-in-process inventory at September 30, 2015 or December 31, 2014.

Slow-Moving or Obsolescence Markdowns

The Company recorded no inventory obsolescence adjustments for the interim period ended September 30, 2015 and 2014.

Lower of Cost or Market Adjustments

There were 344,055 and $(1,958,544) of lower of cost or market adjustments for the interim period ended September 30, 2015 and 2014.

Note 7 – Loans Payable

Loans payable consisted of the following:

	September 30,	December 31,
	2015	2014
Bank loans – secured (i)	$2,400,579	$2,485,649
Third party loans (ii)	8,276,531	14,347,694
Convertible notes payable (iii)	-	178,500
	$10,677,110	$17,011,843

(i) Bank loans

The Company obtained those short term loans from Shanghai Pudong Development Bank and Guanhutun Credit Union, respectively. Interest rates for the loans ranged from 2.47% to 11.59% per annum. The maturity dates of the loans ranged from March 16, 2016 to April 9, 2016.

Corporate or personal guarantees were provided for the bank loans as follows:

$157,139 loans from Guanhutun Credit Union, collateralized by Henan Armco’s building and leasehold improvement;

$2,243,440 loans from Shanghai Pudong Development Bank, collateralized by Renewable Metals inventories and guaranteed by the Company’s Chairman and Chief Executive Officer

(ii) Third party loans

Among third party loans, $2,120,337 bears no interest and $6,156,194 bears interest rates ranging from 6.0% to 8.0% per annum. The maturity dates of the loans ranged from December 31, 2015 to January 21, 2016.

Both Renewable Metals and Lianyungang Armco’s property, plant and equipment and land use rights representing all of the Company’s land use rights were collateralized for bank loans of RMB 50,000,000 (approximately $8,135, 373) with the Bank of China Lianyungang Branch. On December 25, 2014, China Orient Asset Management Corporation, an organization authorized by the People’s Bank of China to dispose of bad assets from banks, mainly from Bank of China, transferred the loan to Lianyungang Chaoyang Investment Construction Development Co., Ltd (“Chaoyang Investing & Construction Company”), and the related collateral was released as of December 31, 2014.

On March 6, 2015, Chaoyang Investing & Construction Company agreed to forgive 50% of the loan (RMB 25,000,000, approximately $4, 060, 617) for the Company in order to attract future investment from the Company. The interest (RMB 3,141,048, approximately $511,097) of the loan for the year ended December 31, 2014 was not waived but won’t bear any further interest.

On September 7, 2015, Armco Metal Holdings signed an agreement to guarantee to Chaoyang Investing & Construction Company the prompt payment of the above loan in order to facilitate the sale of the loan.

On the same day, Chaoyang Investing & Construction Company transferred the loan together with interest and related guaranty to Shanghai Wisdom & Wealth Investment & Management Co., Ltd. (hereafter referred to as “Wisdom & Wealth”). The interest rate of the loan is 6.42% and the mature date is December 31, 2015.

On September 8, 2015, Armco Metals Holdings signed an agreement with Wisdom & Wealth to permit Wisdom & Wealth to convert the loan and outstanding interest into the Company’s common shares with conversion rate of 85% market price with minimum conversion price of $0.2 per share. Upon conversion, the Company may need to issue in excess of 20% of the Company’s outstanding common stock. In accordance with Section 713 of the NYSE Company Guide, the Company is required to obtain stockholder approval prior to the issuance of any shares of its common stock upon the conversion of the loan as the ultimate issuance could be equal to 20% or more of the presently outstanding common stock at a conversion price of less than the greater of the book or market value of the stock, a change of control of the Company may occur. Under the terms of the agreement, Wisdom & Wealth agreed not to exercise any control over the Company or otherwise attempt to influence our management and to vote all of its shares in favor of or against the action as determined by the decision of a majority of the Company's stockholders.

While the Company’s stockholders approved the possible issuance of in excess of 20% of the Company’s outstanding common stock upon the possible conversion of the loan, the Company has not obtained the approval of NYSE Regulation for the listing of additional shares. The loan is not presently convertible until the above contingency is resolved.

The Company analyzed the modification of the debt terms under ASC 470-60 “Trouble Debt Restructurings” and ASC 470-50 “Extinguishment of Debt”. The Company determined the modification is substantial and the transaction should be accounted for as an extinguishment with the old debt written off and the new debt initially recorded at fair value with a new effective interest rate.

 (iii)Convertible notes payable

On March 3, 2015, Magna Equities II LLC converted its outstanding balance of $100,000 principal of the convertible note and its accrued interest of $4,067 into 142,779 shares with the conversation rate of $0.72887/share.

On May 8, 2015, KBM Worldwide Inc. converted its outstanding balance of $78,500 loan principal and accrued interest of $3,110 into 115,317 shares with the conversation rate of $0.7077/share.

On April 24, 2015, Fremerly Holding Ltd. (“Fremery”) and Shanghai Heqi Investment Center (“Heqi”) entered into an agreement to transfer $1.2 million of the loan Renewable Metals previously borrowed from Fremerly where Armco Metal Holdings was a guarantor to Heqi with the interest rate of 6% per annum and the due date on or before July 20, 2015. On April 27, 2015, Armco Metals Holdings signed an agreement with Heqi to permit Heqi to convert its loan and outstanding interest into the Company’s common shares with conversion rate of 85% multiplied by the volume weighed average price for the common stock during the 10 trading days ending on the latest complete trading day prior to the conversion date with maximum conversion shares amount of 1,224,154 shares of common stock. On May 20, 2015, Heqi converted $334,600, including $330,000 principal and $4,600 interest into 302,805 shares of common shares with the conversion rate of $1.10500/share. On June 3, 2015, Heqi converted $282,030, including $280,000 principal and $2,030 interest into 313,019 shares with the conversion rate of $0.90100/shares. On June 26, 2015, Heqi converted $332,203, including $330,000 principal and $2,203 interest into 355,359 shares with the conversion rate of $0.93484/share. On July 21, 2015, Heqi converted $172,020, including $170,937 principal and $1,083 interest into 252,971 shares with the conversation of $0.68/share. The remaining balance of $89,063 principal of the note was transferred to Company’s Chairman and Chief Executive Officer and the conversion option of the loan was removed. The loan became due on demand with zero interest rate and the balance was included in advances received from Chairman and CEO. The Company analyzed the modification of the terms under ASC 470-60 “Trouble Debt Restructurings” and ASC 470-50 “Extinguishment of Debt”. The Company determined the modification is not substantial and the transaction should not be accounted for as an extinguishment with the old debt written off and the new debt initially recorded at fair value with a new effective interest rate.

See Note 11 for derivative analysis on the convertible notes.

 Note 8 – Banker’s Acceptance Notes Payable and Letters of Credit

Banker’s acceptance notes payable consisted of the following:

	September 30,	December 31,
	2015	2014
Renewable Metals
Letters of credit maturing on February 2, 2015	$1,707,287	$1,767,790
	$1,707,287	$1,767,790

Note 9 – Related Party Transactions

The related parties consist of the following:

Kexuan Yao (“Mr. Yao”)	The Company’s Chairman, Chief Executive Officer and principal stockholder
Keli Yao	Kexuan Yao’s brother
Yi Chu	Kexuan Yao’s wife

Advances received from Chairman and CEO

From time to time, the Chairman, Mr. Yao advances funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand. On June 9, 2015, the Company entered into an agreement to acknowledge the advancement of $976,366 from Mr. Yao as unsecured loan. On the same day, the Company approved converting the loan with the amount of $976, 366 into common shares of 650,910 shares with the conversion price of $1.5/share.

As of September 30, 2015 and December 31, 2014, the advance balance was $341,257 and $877,076, respectively.

Operating Lease from Chairman and CEO

On January 1, 2006, Henan entered into a non-cancellable operating lease for its 176.37 square meters commercial office space in the City of Zhengzhou, Henan Province, PRC from Mr. Yao for RMB 10,000 per month. The lease expired on December 31, 2008 and has been extended through December 31, 2015. Rental expense incurred for the nine months ended September 30, 2015 and September 30, 2014 was RMB 90,000 (approximately $14,578) and RMB 90,000 (approximately $14,639), respectively.

Due to Other Related Parties

Due to other related parties consists of the following:

	September 30,	December 31,
	2015	2014

Keli Yao	$-	$-
Yi Chu	560,956	717,703

Total	$560,956	$717,703

The balance of $560,956 due to related parties represents the loan owed to the related parties, which is interest free, unsecured and repayable on demand.

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

Note 11 – Derivative Instruments and the Fair Value of Financial Instruments

(i) Warrants Issued in April 2010 (“2010 Warrants”)

As of September 30, 2015, there were nil warrants nor derivative liability associated with the warrants outstanding.

The table below summarizes the Company’s 2010 warrant activities through September 30, 2015

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value
Balance, December 31, 2014	161,539	$75	$75	$-	$-
Granted	-	-	-	-	-
Canceled for cashless exercise	-	-	-	-	-
Exercised (Cashless)	-	-	-	-	-
Exercised	-	-	-	-	-
Expired	(161,539)
Balance, September 30, 2015	-	-	-	-	-
Earned and exercisable, September 30,2015	-	-	-	-	-
Unvested, September 30, 2015	-	$-	$-	$-	$-

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

On April 24, 2015, Fremery Holding Ltd. (“Fremery”) and Shanghai Heqi Investment Center (“Heqi”) entered into an agreement to transfer $1.2 million of the loan Renewable Metals previously borrowed from Fremery where Armco Metal Holdings was a guarantor to Heqi with the interest rate of 6% per annum and the due date on or before July 20, 2015. On April 27, 2015, Armco Metals Holdings signed an agreement with Heqi to permit Heqi to convert its loan and outstanding interest into the Company’s common shares with conversion rate of 85% multiplied by the volume weighed average price for the common stock during the 10 trading days ending on the latest complete trading day prior to the conversion date with maximum conversion shares amount of 1,224,154 shares of common stock. On May 20, 2015, Heqi converted $334,600, including $330,000 principal and $4,600 interest, into 302,805 shares of common shares with the conversion rate of $1.10500/share. On June 3, 2015, Heqi converted $282,030, including $280,000 principal and $2,030 interest, into 313,019 shares with the conversion rate of $0.90100/shares. On June 26, 2015, Heqi converted $332,203, including $330,000 principal and $2,203 interest, into 355,359 shares with the conversion rate of $0.93484/share. On July 21, 2015, Heqi converted $172,020, including $170,937 principal and $1,083 interest into 252,971 shares with the conversation of $0.68/share. The remaining balance of $89,063 principal of the note was transferred to Mr. Yao. As of September 30, 2015, the convertible note balance with Heqi was zero.

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

The fair value of the instruments was determined by using Black-Scholes option-pricing model based on the following assumptions: dividend yield of 0%, volatility of 110%-138% risk free rate of 0.01%-0.08%, and an expected term of 0.2-0.51year.

The fair value of the instruments determined using Black-Scholes option –pricing model as of the dates the notes became convertible was $596,629, and was recorded as debt discount. The debt discount associated with derivative liabilities was fully amortized into interest expense for the nine months ended September 30, 2015 as the notes were either converted or matured.

 The following table summarizes the change of fair value of the derivative debt liabilities.

Balance at December 31, 2014	$-

To record derivative liabilities as debt discount	596,629

Change in fair value of derivative liabilities	(134,760)

Settlement of derivative liability due to conversion of related notes	(461,869)

Balance at September 30, 2015	$-

Note 12 – Commitments and Contingencies

Litigation

 The Company and its directors are a party to a lawsuit filed on March 29, 2013 by Albert Perron, derivatively on behalf of the Company, in the District Court for Clark County, Nevada (Case No. A-13-679151-C), which seeks a declaratory judgment, rescission, unspecified damages, equitable and injunctive relief, and attorney's fees. The Plaintiff's complaint alleges that the directors breached their fiduciary duties to the Company by exceeding their authority under the Company's Amended and Restated 2009 Stock Incentive Plan (the “Plan”), as further amended, by issuing shares to Mr. Kexuan Yao (“Mr. Yao”) under the February 2012 employment agreement (“Employment Agreement”) that exceeded the amount allowed under the Plan. William Thomson (“Mr. Thomson”), Mr. Yao, Jimping (K.P.) Chan (“Mr. Chan”), Tao Pang (“Mr. Pang”) and Weiping Shen (“Mr. Shen”) (The “Director Defendants”) have filed an answer to this lawsuit in which they have denied the claims being made. The Company and Director Defendants' position is that the shares at issue in this matter were granted to Mr. Yao in accordance with the Plan. Mr. Thomson and Mr. Yao moved for summary judgment (“Defendants' MSJ”) on the Plaintiff's meritless claims on July 18, 2014. Mr. Chan, Mr. Pang, and Mr. Shen joined Defendant' MSJ on August 20, 2014. Plaintiff filed his own Motion for Summary Judgment (“Plaintiff's MSJ) on August 18, 2014, and his response in opposition to Defendants' MSJ on August 22, 2014. A hearing on Defendants' MSJ and Plaintiff's MSJ was held on September 18 2014, wherein the Court denied Plaintiff's MSJ and granted Defendant's MSJ in part holding that the Employment Agreement with Mr. Yao did not violate the terms of the Plan. However, in denying Defendants' MSJ in part, the Court, Sua sponte, found that an issue of material fact remained as to whether the Company's board approved each issuance subsequent to 2012 in accordance with the vesting dates contained the Employment Agreement to ensure that Mr. Yao did not receive an excess of shares in any one (1) year period in violation of the Plan. On October 29, 2014, the Director Defendants filed a Motion for Reconsideration of Partial Denial of Motion for Summary Judgment. The Company joined the Motion for Reconsideration of Partial Denial of Motion for Summary Judgment on October 30, 2014. On or about November 5, 2014, Plaintiff filed Plaintiff's Motion for Reconsideration, essentially rearguing Plaintiff's MSJ. The Court held a hearing on both motions for reconsideration on December 19, 2014, and denies both motions. Plaintiff and the Director Defendants are currently making progress towards settling the lawsuit. The proposted settlement amount for the case is $100,000, which has not been recognized by the Company in its financial statements. The Court will schedule a trial date if such settlement is eventually not finalized.

 Uncommitted Trade Credit Facilities

The Company entered into uncommitted trade credit facilities with certain financial institutions. Substantially all of the uncommitted trade credit facilities were guaranteed by Mr. Yao.

The uncommitted trade credit facilities at September 30, 2015 were as follows:

	Date of	Total	Facilities	Facilities
	Expiration	Facilities	Used	Available

Armco HK

RZB (Beijing) Branch (i)	November 30, 2016	5,500,000	-	5,500,000
DBS (Hong Kong) Limited (ii)	October 9 ,2015	20,000,000	-	20,000,000
Sub-total - Armco HK		25,500,000	-	25,500,000

Renewable Metals

Bank of China Lianyungang Branch (iii)	December 27, 2015	7,856,941	-	7,856,941
Bank of Communications Lianyungang Branch (iv)	February 2, 2016	11,313,995	1,707,286	9,606,709

Sub-total – Renewable Metals		19,170,936	1,707,286	17,463,650

		$44,670,936	$1,707,286	$42,963,650

(i)

On July 25, 2015, Armco HK entered into Amendment No. 6 to the March 25, 2009 uncommitted Trade Finance Facility with RZB Austria Finance (Hong Kong) Limited. The amendment indicates that the total facilities amount shall be decreased from $15,000,000 to $5,500,000, expiring November 30, 2016. The Company pays interest at 200 basis points per annum plus the lender’s cost of funds per annum on issued letters of credit in addition to fees upon issuance of the letter of credit of 6.25% for issuance commissions, negotiation commissions, commission-in-lieu and collection commissions. Amounts advanced under this facility are repaid from the proceeds of the sale of metal ore. The lender may, however, terminate the facility at any time or at its sole discretion upon the occurrence of any event which causes a material market disruption in respect of unusual movement in the level of funding costs to the lender or the unusual loss of liquidity in the funding market. The lender has the sole discretion to decide whether or not such event has occurred. The facility is secured by restricted cash deposits held by the lender, the personal guarantee of Mr. Yao, the Company’s guarantee, and a security interest in the contract for the purchase of the ore for which the letter of credit has been issued and the contract for the sale of the ore.

(ii)

On October 10, 2014, Armco HK extended the Banking Facilities Agreement with DBS Bank (Hong Kong) Limited (originally entered on December 21, 2011) of $20,000,000 for issuance of commercial letters of credit in connection with the Company’s purchase of metal ore. The Company pays interest at LIBOR or DBS Bank’s cost of funds plus 1.75% per annum on issued letters of credit in addition to an export bill collection commission equal to 12.5% of the first $50,000 and 6.25% of the balance and an opening commission of 25% on the first $50,000 and 6.25% of the balance for each issuance.  Amounts advanced under this facility are repaid from the proceeds of the sale of metal ore. As of September 30, 2015, Armco HK and DBS Bank were in the process renewing the line of credit. The lender may terminate the facility at any time at its sole discretion. The facility is secured by the charge on cash deposit of the borrower, the borrower’s restricted pledged deposit in the minimum amount of 3% of the letter of credit amount, the Company’s letter of comfort and the guarantee of Mr. Yao.

(iii)

On March 15, 2013, Renewable Metals entered into a line of credit facility in the amount of RMB 50,000,000 (approximately $7.8 million) from Bank of China, Lianyungang Branch for the purchase of raw materials. The facility is expiring December 27, 2015 with interest at 7.872% per annum. The facility is secured by Renewable metals properties, machinery and equipment and land use rights, and guaranteed by Mr. Yao, Ms. Yi Chu, and Henan Armco, respectively.

(iv)

On July 5, 2013, Renewable Metals obtained a RMB 72,000,000 (approximately $11.3 million) line of credit from Bank of Communications, Lianyungang Branch expiring August 2, 2015. The letters of credit require Renewable Metals to pledge cash deposit equal to 20% of the letter of credit for letters of credit at sight, or 30% for other domestic letters of credit and for extended domestic letters of credit, the collateral of inventory equal to 166% of the letter of credit. As of September 30, 2015, the company is in the process of renewing the facility. The amount shall not be changed and the date of expiration shall be February 2, 2016. The facility is secured by Renewable Metals inventories and guarantee provided by Mr. Yao.

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

Operating leases

(i)     Operating Lease - Office Space

On July 1, 2014, Armco Shanghai entered into a non-cancelable operating lease for office space that expires on July 31, 2016. The annual lease payment is RMB 674,933 (approximately $106,058).

On April 13, 2015, Armco Metals Holding entered into a lease agreement for the lease of its principal executive offices which expires in April 2018. The base monthly rental is $1,629.85 for the first year and will increase 4% each year. The Company is also responsible for its proportionate share of the building's monthly operating expenses which are presently estimated at $660.75 per month.

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

  Consulting Services Agreement – Shanghai Heqi Investment Center

On January 13, 2015, the Company entered into a Consulting Services Agreement (“Consulting Agreement”) with Heqi”, a China based company. Pursuant to the Consulting Agreement, Heqi agreed to provide consulting services from February 1, 2015 to January 31, 2016 in exchange for 150,000 shares of common stock of the Company. These shares are earned ratably over the term of the agreement and the unearned shares are forfeitable in the event of nonperformance by Heqi. 99,167 common shares were earned for the nine months ended September 30, 2015. The total value of $72,550 was recorded as consulting expenses.

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

Shares Awarded during 2015

During the nine months ended September 30, 2015, the Company granted 238,912 shares of its common stock to its employees and directors for their service of approximately $324,428, in lieu of cash, which were recorded as compensation expense for the nine months ended September 30, 2015.

On March 19, 2015, the Company granted 60,000 shares of its common stock to its Chairman and CEO Kexuan Yao for part of his compensation for the period of January 1, 2015 to December 31, 2015, vesting in four equal quarterly installments As of September 30, 2015, 45,000 shares were vested and record as compensation expense at amount of $56,250.

Summary of the Company’s Amended and Restated 2009 Stock Incentive Plan Activities

The table below summarizes the Company’s Amended and Restated 2009 Stock Incentive Plan activities:

	Number of	Fair Value at
	Shares or Options	Date of Grant

Vested, December 31, 2014	795,462	$4,118,012

Unvested, December 31, 2014	-	-
Options – granted	-	-

Options – canceled	-	-

Shares – granted	298,912	399,428

Shares – canceled	(-)	(-)

Balance, September 30, 2015	1,094,374	$4,517,440
Vested, September 30, 2015	1,079,374	4,498,690

Unvested, September 30, 2015	15,000	$18,750

 The total number of the common shares authorized under the Amended and Restated 2009 Stock Incentive Plan was 1,120,000. As of September 30, 2015, there were 25,626 shares of common stock remaining available for issuance under the Amended and Restated 2009 Stock Incentive Plan.

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

The effective rate is 20.20% and 81.1% for the nine months ended September 30, 2015 and September 30, 2014, respectively.

Note 15 – Concentrations and Credit Risk

Credit Risk Arising from Financial Instruments

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents.

As of September 30, 2015, substantially all of the Company’s cash and cash equivalents were held by major financial

Institutions located in the PRC, none of which are insured. However, the Company has not experienced losses on these accounts in the history.

Customers and Credit Concentrations

Customer concentrations and credit concentrations are as follows:

	Net sales
	For the Nine Months Ended
	September 30	September 30
	2015	2014
Cusomter A	43.9%	-%
Cusomter B	18.3%	-%
Cusomter C	14.9%	15.7%
Cusomter D	11.5%	65.8%

	88.6%	81.5%

	Net Accounts Receivable at
	September 30	December 31,
	2015	2014
Cusomter A	77.0%	-%
Cusomter B	15.0%	-%
Cusomter C	6.0%	21.1%
	98.0%	21.1%

A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition.

Vendor Concentrations

Vendor purchase concentrations and accounts payable concentration as follows:

	Net Purchase
	For the Nine Months Ended
	September 30	September 30
	2015	2014
Vendor A	51.4%	88.2%
Vendor B	28.6%	10.1%
Vendor C	6.0%	-%
	86.0%	98.3%

	Accounts Payable at
	September 30	December 31,
	2015	2014
Vendor A	71.2%	89.1%
Vendor B	17.0%	-%
Vendor C	3.7%	-%
	91.9%	89.1%

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our consolidated financial condition and results of operations for the three and nine months ended September 30, 2015 and 2014 should be read in conjunction with the consolidated financial statements, including footnotes, and other information presented elsewhere in this report.

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

              China’s gross domestic product growth fell to 6.9% in the third quarter, the slowest rate since the depths of the global financial crisis in 2009. China's steel industry continued to struggle in the first nine months of the year, as consumption slumped, prices hit a record low, and over supply remained a major problem despite a fall in output, based on industry expert analysis and data. “As demand quickly contracted, still mills are lowering prices in competition to get contracts while China's steel demand evaporated at unprecedented speed as the nation's economic growth slowed”, comments from officials at China Iron & Steel Association. The data for the first nine months of 2015 shows that the steel industry in China is finally contracting. All these developments are negative to the global seaborne iron ore market which iron ore bottomed this year at $44.59 on July 8. Under the pressure from the constant declining price of iron ore, scrap steel demand and price remained sluggish in the third quarter. In respond to the market change, we continued to adjust and improve our product in selection and process. In the trading business, we continued to cut our purchases and sales in metal ores to manage market risks and increase the sales in the billet that earns higher profit margin. In addition, we continued to sell raw wood. In the recycling business, we increased the recycling process in separating and producing more high value non-ferrous scrap products from scrap materials Overall, our revenue for the first nine months of 2015 increased significantly by 71% while gross profit decreased substantially by 200%, respectively, compared to same period of last year. The increase in the net revenue was mainly due to the trading sales increased in the sales of raw wood and billet. The gross profit significant decreases were mainly attributable declined price and inventory write-off. For the three months ended September 30, 2015, revenue increased significantly by 51% and gross profit decreased about 80% compared to same period of prior year mainly due to the reasons discussed above.

We formally commenced the operation of our scrap metal recycling facility in the Banqiao Industrial Zone of Lianyungang Economic Development Zone in the Jiangsu province, China, in the late third quarter of 2010. The facility recycles automobiles, machinery, building materials, dismantled ships and various other scrap metals. We sell and distribute the recycled scrap metal to the metal refinery industry in the PRC utilizing our existing network of metal ore customers while continuing to seek new customers. During the third quarter of 2015, our net revenue in the scrap metal recycling business decreased by 47.7% to $16.8 million from $32.1 million in the third quarter of 2014.  Our production decreased to 19,026 metric tons (“MT”) from 57,497 MT in the third quarter of 2014. For the third quarter of 2015, our scrap metal business sold approximately 41,193 MT of scrap metals, generating approximately $16.8 million of revenue and 1.5 million of gross profit; for the first nine months of 2015, our scrap metal business sold approximately 120,092 MT of scrap metals, generating approximately $57.7 million of revenue and (-$10.4) million of gross profit as result of a substantial inventory write-down.

In the trading business, the net revenue in the third quarter of 2015 increased approximately by 263% to $31.7 million from $0.12 million in the third quarter of 2014 mainly due to the increase sales in raw wood of $21.4 million and increased sales in billet of $6.7 million. The gross profit generated from trading business in the third quarter of 2015 is $0.19 million, representing a gross margin of $0.01%. For the first nine months of 2015, the net revenue in our trading business increased by approximately 600% to $70.8 million from $10.0 million in the first nine months of 2014 primarily due to the increase sales in the new products raw wood of $39.3 million and barley of $15.7 million. The gross margins for the sales of raw wood are approximately 0.12% and 0.10% for the three months and nine months ended on September 30, 2015, respectively. The gross margin for the sales of barley is approximately 0.11% for the first nine months of 2015 and no sales in barley in the second and third quarter. The gross profit in the trading business for the first nine months of 2015 was $144,582, representing a gross margin 0.002%.

During the first nine months of 2015, in an effort to address the changing market conditions and unpredictable fluctuations in market prices, as well as to maintain our operation flexibility in our trading business, we continued to refine our business model and adjust our product line. We increased new products, such as wood and barley into our trading product line. We also expanded our business to exporting steel products to overseas market, such as Saudi Arabia, Vietnam and Turkey, while in the past we usually only dealt in importing metal ore and scraps into China. With recent tax elimination and reduction on export tariff by China government for some iron and steel products, we seek to grow our exporting business and expect to be benefited from the favorable export tariff change. To manage market risks, we are evaluating other potential methods such as further diversifying products and hedging tools.

We believe that our recycling business will become an increasingly strong driver in our company’s growth as natural resources continue to be depleted and PRC government continue to advocate sustainable and circular development with emphasis on environment protection, larger amounts of unprocessed scrap metal become available and increased in consumer demand in the long term. While we continue to work on improving our operation and developing our platform strategy, we are establishing an OTO (Online to Offline) platform for steel scrap business with business partners. This is a new strategic development for us to expand and enlarge the steel scrap business from traditional trading model to OTO platform with additional value-added services. The OTO platform will connect decentralized steel scrap suppliers from upstream with downstream steel mills via internet and provide the services for facilitating steel mill's purchase from and payment to suppliers. Currently and in the short term, it provides a match and complements our business; for the long term creating the OTO platform is an important strategic development which could lead the business transition for the Company from solely selling steel scrap products in traditional methods to providing both services and products in the steel scrap business through the online platform. Once the platform grows to certain scale, we believe the greater sales revenue and profit for our steel scrap business could be expected. As of the filing date, we received business certificates for the new joint venture created for operating OTO platform and we are currently working on obtaining the license for operating internet services in China for the new joint venture. At the same time, the Company continues to explore opportunities for business transformation by mergers and acquisitions.

Despite the ongoing slowdown of China economy and sluggish market for our products, management believes our business will benefit from China recent development. Recently China’s top economic planning agency, the National Development and Reform Commission (NDRC), released a new action plan outlining key details of Beijing’s “One Belt, One Road” initiative. Initially billed as a network of regional infrastructure projects, this latest release indicates that the scope of the “Belt and Road” initiative has continued to expand and will now include promotion of enhanced policy coordination across the Asian continent, financial integration, trade liberalization, and people-to-people connectivity. In addition, China government is working on a development plan to boost the economic integration of Beijing and its surrounding provincial areas, namely Tianjin municipality and Hebei province. Better guidelines to promote the economic integration of the areas would help them complement each other with respective advantages, as well as propelling economic transformation and upgrading the Bohai Sea rim. These national economy development strategies will stimulate the investment and boost the demand for steel products, as well as our products.

Our Performance

Our net revenues increased by approximately 51% in the third quarter of 2015 compared to the same period in 2014 and our gross margin decreased significantly to 3.44% from 26.1%. Our operating expenses decreased slightly by 1.8% or $0.02 million in the third quarter compared to the same period in 2014 mainly due to the decreases in general and administrative expenses and selling expenses. Our net income in the third quarter was $0.4 million, compared with net income of $4.8 million in the third quarter of 2014.  The substantial decrease in profit was primarily resulted from significant decrease in both net revenue and gross margin of our recycling business during the quarter. By business section, in third quarter our net revenue from recycling business decreased by 47.7% to $16.8 million from $32.1 million and the gross margin decreased to 8.9% from 26.04% respectively, compared to same period of 2014.  Our net revenue from trading business increased by approximately 263% to $31.7 million from $0.12 million in the third quarter of 2015 and the gross margin decreased to 0.72% from 12.7%, respectively, compared to the same period of 2014.

Our net revenues increased by 71% in the first nine months of 2015 compared to the same period in 2014 and our gross profit margin decreased significantly to -8.0% from 13.73%, respectively.  The increase in revenues in the first nine month was due to significantly increased sales from our trading business during the first nine months compared to the same period of 2014 and partially offset by the decrease in revenues from recycling business in the first nine months compared to same period of 2014. The deteriorated gross margin was primarily attributable to the significantly decreased gross profit in our recycling business and inventory write-off during the period. Our operating expenses during the first nine months of 2015 decreased by $0.96 million or 20.5% compared to the same period in 2014, mainly due to decreased general and administrative expenses, selling expenses, professional fees, and operating cost of idle manufacturing facility.  Our net loss for the first nine months of 2014 was $8.2 million, compared to net income of $0.4 million from the same period of 2014.

RESULTS OF OPERATIONS

The table below summarizes the consolidated operating results for the three and nine months ended September 30, 2015 and 2014.

	For the Nine Month Ended September,				For the Three Month Ended September,
	2015		2014		2015		2014

Net revenues	$128,443,424	100%	$74,996,063	100%	$48,471,441	100%	$32,198,170	100%
Cost of goods sold	138,716,410	108.0%	64,698,705	86.3%	46,805,691	96.6%	23,799,849	73.9%
Gross profit	$(10,272,986)	-8.0%	10,297,358	13.7%	1,665,750	3.4%	8,398,321	26.1%
Total operating expenses	3,729,234	2.9%	4,688,727	6.3%	1,126,559	2.3%	1,147,461	3.6%
Operating income (loss)	$(14,002,220)	-10.9%	$5,608,631	7.5%	539,191	1.1%	7,250,860	22.5%

Net Revenues

Net revenues for the third quarter of 2015 increased by approximately 51% over the same period in 2014, primarily as a result of an increase in sales of raw wood of $21.4 million and an increase in sales of billet of $4.3 million, partially offset by $11.5 million decrease in sales of scrap metal.

Net revenues for the first nine months of 2015 increased by approximately 71% over the same period in 2014, mainly as sales of raw wood increased by $39.3 million, sales of barley increased by $15.7 million, sales of billet increased by $7.8 million and sales of scrap metals increased by $0.6 million, partially offset by $7.5 million decrease in sales of chromium. Revenue for the nine month period increased compared to the same period of 2014 primarily due to increased sales from new products in our trading business.

Cost of Goods Sold

Cost of goods sold for the third quarter of 2015 was $46.8 million, an increase of $23 million over the same period in 2014 and represents a gross profit margin of 3.4% compared to 26.1% in the third quarter of 2014. This gross profit margin decrease was primarily due to the significantly decreased margins on our sales of scrap metals which we experienced market price and demand decline on our products during the period compared to same period of last year.

For the first nine months of 2015, cost of goods sold was $138.7 million, an increase of $74.0 million from the same period in 2014, and represents a gross profit margin of -8.0% compared to 13.7% for the same period in 2014. This profit margin decrease was, as described previously, primarily due to the decrease in profit margins in sales of scrap metals compared to same period in 2014 and a big inventory write-off in the period as described in previous filing.

Total Operating Expenses

Operating expenses for the three and nine months ended September 30, 2015 were $1.1 million and $3.7 million, representing a decrease of $0.02 million and a decrease of $0.96 million, compared to the three and nine months ended September 30, 2014, respectively.

For the three months ended September 30, 2015, the decrease in operating expenses was primarily due to a decrease in general and administrative expenses of $0.17 million and a decrease in selling expenses of $0.03 million. These decreases were partially offset by an increase in professional fees of $0.05 million and an increase in operating cost of idle manufacturing facility of $0.14 million.

For the nine months ended September 30, 2015, the decrease in operating expenses was primarily due to a decrease in general and administration expenses of $0.68 million, a decrease in selling expenses of $0.15 million, a decrease in professional fees of $0.09 million, and a decrease in operating cost of idle manufacturing facility of $0.04 million.

Other (Income) expense

Total other income for the three and nine months ended September 30, 2015 were $0.09 million and $3.7 million, respectively. During the three and nine months ended September 30, 2014, we had other expenses of $0.66 million and $3.4 million, respectively.

For the three months ended September 30, 2015, interest expenses decreased $0.35 million over the comparative period in 2014, mainly due to decreases in use of borrowings in the third quarter, interest income increased $0.32 million compared to last same period, other expenses decreased $0.07 million and our loss on sales of marketable securities decreased $0.04 million for the quarter.

For the nine months ended September 30, 2015, total other income increased $7.1 million, compared to the same period in 2014, mainly due to a gain on forgiveness of short-term debt of $4.0 million described in previous filing, a decrease in interest expense of $2.0 million, a government grant of $0.48 million, a decrease in other expenses of $0.26 million, a decrease in change in fair value of derivative liability of $0.24 million, and an increase in interest income of $0.23 million. These decreases in total other expenses were partially offset by an increase in investment loss of $0.16 million.

Income tax (benefit) expense

Income tax (benefit) expenses for the three and nine months ended September 30, 2015 were $0.19 million and ($2.1) million, respectively. In the comparative periods in 2014, income tax (benefit) expense was $1.8 million for both periods.   The decrease in income tax payable was due to the decrease in income from our recycling business in the third quarter of 2015 which is subject to a 25% income tax rate.

The effective rate is 20.2% and 81.1% for the nine months ended September 30, 2015 and September 30, 2014, respectively.

Net income (loss)

Our net income in the third quarter of 2015 was $0.4 million, compared with a net income of $4.8 million in the third quarter of 2014. The significant decline in profit is primarily due to the substantial decrease in gross profit margin to 3.4% in this quarter from 26.1% of same period in 2014; partially offset by a $0.75 million decrease in total other expenses.

Our net income for the first nine months of 2015 was $8.2 million, compared to net income of $0.4 million from the same period of 2014 due to a decrease of $20.6 million in gross profit, partially offset by a decrease of $7.1 million in total other expenses and $0.96 million decrease in operating expenses.

Comprehensive Income (Loss)

During the three and nine months ended September 30, 2015, our comprehensive loss amounted to $2.0 million and $10.1 million, respectively, compared to comprehensive income of $4.8 million and $0.11 million in the comparative periods in 2014, respectively. Comprehensive income (loss) consists of our net income and other comprehensive income, including change in unrealized loss of marketable securities and foreign currency translation gain (loss).  The functional currency of four of our subsidiaries operating in the PRC is the Chinese Yuan or RMB. The financial statements of our subsidiaries are translated to U.S. dollars using the exchange rate prevailing as of the date of the balance sheet for assets and liabilities, and average exchange rates (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations.  As a result of these translations, we reported a foreign currency translation loss of $1.67 million the first nine months of 2015, comparable to a loss of $0.38 million for the same period in 2014. These non-cash losses and gains had the effect of decreasing our reported comprehensive income both in 2015 and 2014.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash.

The following table provides certain selected balance sheet comparisons as of September 30, 2015 and December 31, 2014.

	30-Sep-15	31-Dec-14	Increase (decrease)%
Cash	$1,656,096	$1,884,887	$(228,791)	(12.1)%
Pledged deposits	9,846	498,615	(488,769)	(98.0)%
Marketable securities	6,226	73,943	(67,717)	(91.6)%
Accounts receivable, net	19,333,656	43,202,886	(23,869,230)	(55.2)%
Inventories	16,023,705	9,154,463	6,869,242	75.0%
Advance on purchases	5,682,270	1,093,402	4,588,868	419.7%
Prepayments and other current assets	871,011	1,164,603	(293,592)	(25.2)%
Total Current Assets	43,582,810	57,072,799	(13,489,989)	(23.6)%

Loan payable	10,677,110	17,011,843	(6,334,733)	(37.2)%
Banker's acceptance notes payable and LC	1,707,287	1,767,790	(60,503)	(3.4)%
Current maturities of capital lease obligation	-	720,819	(720,819)	(100.0)%

Accounts payable	9,332,766	5,497,866	3,834,900	69.8%
Advances received from Chairman and CEO	341,257	877,076	(535,819)	(61.1)%

Due to related party	560,956	717,703	(156,747)	(21.8)%
Customer deposits	1,417,492	1,467,281	(49,789)	(3.4)%
Corporate income tax payable	815,073	815,073	-	-%
Value added tax and other tax payable	2,696,049	5,747,470	(3,051,421)	(53.1)%

Deferred tax liability	1,165,504	2,965,196	(1,799,692)	(60.7)%
Accrued expenses and other current liabilities	2,662,810	3,850,095	(1,187,285)	(30.8)%
Total Current Liabilities	31,376,304	41,438,212	(10,061,908)	(24.3)%

               Our cash balance at September 30, 2015 totaled $1.7 million, a decrease of $0.23 million as compared to $1.9 million at December 31, 2014.  At September 30, 2015 our working capital was $12.2 million, as compared to $15.6 million at December 31, 2014. This increase in working capital is mainly as result of gain on forgiveness on short-term debt and conversion of convertible notes to our stock during the first nine months of 2015.

                 Our current assets at September 30, 2015 were $43.6 million, a decrease of $13.5 million, or 23.6%, from December 31, 2014. This overall decrease was primarily attributable to the decrease of $23.9 million in accounts receivable, the decrease of $0.49 million in pledged deposits, the decrease of $0.29 million in prepayments and other current assets, the decrease of $0.23 million in cash, and a decrease of $0.07 million in marketable securities, partially offset by an increase of $6.9 million in inventories and an increase of $4.6 million in advance on purchases.

                 Our accounts receivable decreased $23.9 million at September 30, 2015 from December 31, 2014 mainly due to the timing difference between the sales and collections of sales and our collections of scrap metals sales and other trading business sales during the quarters.

                 Inventories increased $6.9 million at September 30, 2015 compared to December 31, 2014, primarily due to the slow sales of inventories and the increased purchases in our trading business during the first nine months of 2015.

                Pledged deposits decreased by $0.49 million reflecting less deposit with financial institutions as collateral to letters of credit and bank acceptable notes payable we provide to suppliers for the purchase of inventories. The amounts will be released to pay vendors upon acceptance of goods.

                Our prepayments and other current assets decreased $0.29 million at September 30, 2015 compared to December 31, 2014 primarily due to the decreases in deposits related to our scrap metal recycling operations and prepayments and deposits for our metal ore trading business.

               Advance on purchases increased $4.6 million at September 30, 2015 compared to December 31, 2014, and consisted of prepayments to vendors for merchandise and deposits on pending purchases. These advances on purchases are customary in our business and help us secure inventory below prevailing market prices, thereby providing us with a better opportunity to increase our gross profit margins.

               Marketable securities decreased $0.07 million at September 30, 2015 compared to December 31, 2014 due to the temporary decrease in the market value of the securities and our sales of portion of the securities on market during the period.

Cash decreased $0.23 million at September 30, 2015 compared to December 31, 2014.

                At September 30, 2015, our total current liabilities decreased $10.1 million, or 24.3%, from December 31, 2014, which reflected  mainly a decrease in loan payable of $6.3 million, a decrease in value added tax and other taxes payable of $3 million, a decrease in deferred tax liabilities of $1.8 million, a decrease in accrued expenses and other current liabilities of $1.2 million, a decrease in current maturities of capital lease obligation of $0.72 million, a decrease in advances received from Chairman and CEO of $0.54 million, a decrease in due to related party of $0.16 million, a decrease in banker's acceptance notes payable and letter of credit of $0.06 million, and a decrease in customer deposit of $0.05 million, partially offset by an increase in accounts payable of $3.8 million.

               Accounts payable increased $3.8 million at September 30, 2015 compared to December 31, 2014 mainly due to our increased purchases of scrap materials for our recycling production during the quarters of 2015. All of the payable has been paid as of report date.

               Loans payable decreased $6.3 million at September 30, 2015, compared to December 31, 2014, primarily due to forgiveness of short-term debt by our creditor and our repayment of short-term borrowing under our letter of credit facilities in the first nine months of 2015. The short-term borrowing usually is used to finance the payment of our purchase and is paid when we collected the payment from our customer. We used collections of accounts receivable to repay these short-term borrowings.

                Banker's acceptance notes payable and letters of credit slightly decreased $0.06 million at September 30, 2015 compared to December 31, 2014 primarily due to a decrease in short-term borrowings used in raw material acquisitions.

                Value added tax and other taxes payable decreased $3 million at September 30, 2015 from December 31, 2014 mainly due to the taxes payable offset and paid in the first nine months of 2015.

               Customer deposits increased $0.05 million at September 30, 2015, compared to December 31, 2014. This increase is due to timing of customer orders and amounts that we require for deposits and the orders we delivered against the customer deposits.  We recognize customer deposits as revenue when the goods have been delivered and the risk of loss has transferred to the customer either at the port of origin or port of destination based on the shipping terms we agree to with our customer.

Accrued expenses and other current liabilities decreased $1.2 million at September 30, 2015, compared to December 31, 2014. The decrease was mainly due to the decrease in the accrued cost for our increased recycling production.

Current maturities of capital lease obligation decreased $0.7 million at September 30, 2015 compared to December 31, 2014 reflecting the decrease of capital lease obligation due within one year.

At September 30, 2015, we owed our Chairman and CEO, Mr. Kexuan Yao, $0.34 million for funds he advanced to us for working capital purposes, a net decrease of $0.54 million from December 31, 2014 as result of debt conversion during the first nine months of 2015.

The company intends to invest approximately $161,000 in the OTO platform described above in the next 12 months at September 30, 2015 and the investment plan is subject to change based on management's ongoing review on the progress of the project over time.

              As of September 30, 2015, we had invested a total of approximately $51.3 million for the acquisition of land use rights, construction and equipment purchases for the facilities we operate. We expect to expand the production capacity at the facilities in the future and to build or acquire additional facilities in the future, depending on market conditions. We have not set a timeframe for this expansion.

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

We have bank facilities which provide for cash borrowings or the issuance of commercial letters of credit that we require in our metal ore trading business in the aggregate amount of $44.7 million. Approximately $43.0 million was available under these facilities at September 30, 2015. We have approximately $10 million of debt which become due within the next 12 months. We expect to satisfy these obligations through our operation. In addition, we are currently under negotiation with several parties for a debt restructuring amounted to approximately $4 million to improve our financial and cash flow position.

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

Statement of Cash Flows

For the first nine months of 2015, our net decrease in cash was $0.23 million, and was comprised of $0.36 million used in financing activities, offset by $0.19 million provided by operating activities and $0.05 million provided by investing activities.

For the first nine months of 2014, our net decrease in cash was $0.05 million, and was comprised of $4.24 million provided by investing activities, offset by $1.64 million used in operating activities and $2.78 million used in financing activities.

Cash Flows from Operating Activities

For the first nine months of 2015 net cash provided by operating activities of $0.19 million was mainly comprised of a decrease in accounts receivable of $23.1 million, an increase in accounts payable of $4.1 million, and a decrease in advance on purchases of $0.37 million. These cash inflows were partially offset by an increase in inventories of $7.4 million, an increase in prepayments and other current assets of $4.7 million, a decrease in taxes payable of $2.9 million, and a decrease in accrued expenses and other current liabilities of $1.1 million.

For the first nine months of 2014 net cash used in operating activities of $1.64 million was mainly comprised of an increase in accounts payable of $16.1 million, a decrease in inventories of $6.4 million, an increase in taxes payable of $3.49 million, an increase in customer deposits of $0.82 million, an increase in accrued expenses and other current liabilities of $0.60 million, and a decrease in prepayments and other current assets of $0.34 million. These cash inflows were partially offset by an increase in accounts receivable of $28.3 million, a decrease in banker’s acceptance notes payable and letters of credit of $6.66 million, and an increase in advance on purchases of $0.49 million.

Cash Flows from Investing Activities

For the nine months ended September 30, 2015 net cash provided by investing activities of $0.05 million was due to proceeds received from sales of marketable securities of $0.05 million.

For the nine months ended September 30, 2014 net cash provided by investing activities of $4.24 million was due to proceeds received from the release of pledge deposits of $5.94 million and cash received from sales of marketable securities of $0.11 million, partially offset by payment made toward pledged deposits of $1.82 million.

Cash Flows from Financing Activities

For the nine months ended September 30, 2015 net cash used in financing activities of $0.36 million was mainly due to repayment of loans payable of $0.52 million, repayment of capital lease obligation of $0.11 million, and repayment to related parties of $0.13 million, partially offset by proceeds from loans payable of $0.16 million and advances from CEO of $0.24 million.

For the nine months ended September 30, 2014 net cash used in financing activities of $2.78 million was mainly due to repayment of loans payable of $14.49 million and repayment of capital lease obligation of $0.34 million, partially offset by proceeds from loans payable of $11.1 million, proceeds from capital lease obligation of 0.16 million, proceeds from convertible notes of $0.6 million, advances from CEO of $0.17 million, and advances from related party of $0.01 million.

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

Contractual Obligations and Commitments

At September 30, 2015, our long-term debt and financial obligations and commitments by due dates were as follows:

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Banker's acceptance notes payable and letters of credit	$1,707,287	$1,707,287	$-	$-	$-
Short-Term Loans Payable	10,677,110	10,677,110	-	-	-
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations	141,274	108,265	33,009	-	-
Purchase Obligations	-	-	-	-	-
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP	-	-	-	-	-
Total	$12,525,671	$12,492,662	$33,009	$-	$-

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

Armco Metals Holdings, Inc.
November 16, 2015	By: /s/ Kexuan Yao
Kexuan Yao, Chief Executive Officer

By: /s/ Fengtao Wen
Fengtao Wen, Chief Financial Officer